Form 10-Q
period 2005-04-30
Zumiez Inc
filed 2005-06-17
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding as of June 14, 2005 was 13,457,330 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	April 30, 2005	January 29, 2005
Assets
Current assets
Cash and cash equivalents	$1,285	$1,026
Receivables	2,296	1,911
Inventory	31,291	23,230
Prepaid expenses and other	2,241	1,166
Deferred tax assets	653	859
Total current assets	37,766	28,192

Leasehold improvements and equipment, net	27,978	26,619
Total assets	$65,744	$54,811

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$14,862	$11,240
Revolving credit facility	10,200	—
Book overdraft	2,920	429
Accrued payroll and payroll taxes	1,911	2,561
Income taxes payable	100	2,611
Current portion of deferred rent and tenant allowances	932	1,045
Other accrued liabilities	3,093	5,550
Total current liabilities	34,018	23,436

Long-term deferred rent and tenant allowances, less current portion	4,720	4,065
Deferred tax liabilities	1,059	1,511
Total long term liabilities	5,779	5,576

Commitments and contingencies (Note 4)

Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized; 11,305,261 shares issued and outstanding	44	44
Employee stock options	135	95
Retained earnings	25,768	25,808
Receivable from parent	—	(148)
Total shareholders’ equity	25,947	25,799

Total liabilities and shareholders’ equity	$65,744	$54,811

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
Net sales	$33,369	$24,829
Cost of goods sold	23,522	18,698
Gross margin	9,847	6,131

Selling, general and administrative expenses	9,830	7,061
Operating profit (loss)	17	(930)

Other income (expense)	15	—
Interest expense	(44)	(46)
Earnings (loss) before income taxes	(12)	(976)

Provision (benefit) for income taxes	28	(298)
Net income (loss)	$(40)	$(678)

Basic net income (loss) per share	$0.00	$(0.06)

Diluted net income (loss) per share	$0.00	$(0.06)

Weighted average shares outstanding, Basic	11,305,261	11,305,261

Weighted average shares outstanding , Diluted	11,305,261	11,305,261

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Employee Stock Options	Retained Earnings	Receivable from Parent	Total
	Common Stock
	Shares	Amount
Balance at January 29, 2005	11,305	$44	$95	$25,808	$(148)	$25,799
Stock based compensation	—	—	$40	—	—	$40
Costs incurred on behalf of parent	—	—	—	—	(1)	(1)
Parent receivable forgiven, net of costs incurred	—	—	—	—	149	149
Net income	—	—	—	(40)	—	(40)
Balance at April 30, 2005	11,305	$44	$135	$25,768	$—	$25,947

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities
Net loss	$(40)	$(678)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,664	1,228
Deferred tax expense	(245)	(7)
Stock compensation expense	40	—
Loss on disposal of assets	139	—
Changes in operating assets and liabilities
Receivables	(385)	294
Inventory	(6,692)	(5,133)
Prepaid expenses	(1,075)	89
Trade accounts payable	2,252	2,405
Accrued payroll and payroll taxes	(650)	(663)
Income taxes payable	(2,511)	(2,982)
Other accrued liabilities	(2,311)	223
Deferred rent	179	82
Net cash used in operating activities	$(9,635)	$(5,142)

Cash flows from investing activities
Additions to leasehold improvements and equipment	$(2,798)	$(1,690)
Net cash used in investing activities	$(2,798)	$(1,690)

Cash flows from financing activities
Change in book overdraft	$2,492	$(1,382)
Borrowings on revolving credit facility	16,450	12,675
Payments on revolving credit facility	(6,250)	(4,175)
Proceeds from issuance of long-term debt	—	—
Principal payments on long-term debt	—	(272)
Net cash provided by financing activities	$12,692	$6,846

Net increase in cash and cash equivalents	$259	$14
Cash and cash equivalents, Beginning of period	1,026	578
Cash and cash equivalents, End of period	$1,285	$592

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$33	$25
Cash paid during the period for income taxes	2,785	2,592

See accompanying notes to condensed financial statements

ZUMIEZ INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Business and Basis of Presentation

Basis of Presentation—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three months ending April 30, 2005 are not necessarily indicative of the results that might be expected for fiscal 2005. For further information, refer to the Company’s financial statements and notes included in the Company’s prospectus filed on May 6, 2005.

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of April 30, 2005, the Company operated 146 stores primarily located in shopping malls, giving the Company a presence in 18 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2004” was the 52-week period ended January 29, 2005. The first three months of fiscal 2005 was the 13-week period ended April 30, 2005. The first three months of fiscal 2004 was the 13-week period ended May 1, 2004.

Stock Split—On April 14, 2005, the Company’s Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a 1 for 258.6485 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on April 20, 2005. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the Stock Split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the Stock Split.

Reincorporation—On April 29, 2005, the Company reincorporated in the State of Washington from the State of Delaware.  In connection with the reincorporation, the Company filed new articles of incorporation and adopted new bylaws.  The new articles of incorporation changed the Company’s common stock from $0.01 par value per share to no par value per share and increased the Company’s authorized capital stock.

2.  Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the financial statements in the Company’s prospectus filed on May 6, 2005. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in that prospectus.

Restricted Cash—For the quarter ended January 29, 2005, restricted cash consisted of a certificate of deposit held for the lessor of the Company’s former combined home office and distribution center of $32,000 and is included in prepaid expenses and other. For the quarter ended April 30, 2005, the Company had no restricted cash balances.

Stock Compensation—The Company has stock-based employee compensation plans, which are described further in note 7 below. The Company accounts for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which requires fair value recognition for employee stock-based compensation.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended
	April 30, 2005	May 1, 2004
Net income (loss), as reported	$(40)	$(678)
Add: Stock-based compensation expense, as reported, net of tax	25	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(98)	—
Pro forma net income (loss)	(113)	(678)
Net income (loss) per share:
Basic-as reported	$0.00	$(0.06)

Basic—pro forma	$(0.01)	$(0.06)

Diluted—as reported	$0.00	$(0.06)

Diluted—pro forma	$(0.01)	$(0.06)

Recent accounting pronouncements—In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in fiscal 2006. The effect of adopting this statement is not expected to be significant to the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004)” (“FAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based payments using APB 25, “Accounting for Stock Issued to Employees” and generally requires that such transactions be accounted for using a fair value method. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays SFAS 123R compliance.

Under the SEC rule, the provisions of this statement are effective for annual periods beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of fiscal 2006. The Company has not yet determined which transaction method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods and will increase the compensation expense that would otherwise have been recognized in accordance with APB 25. In addition, outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets.” This statement refines the measurement of exchanges of non-monetary assets between entities. The provisions of this statement are effective for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the third quarter of fiscal 2005. Historically, the Company has not transacted significant exchanges of non-monetary assets, but future such exchanges would be accounted for under the standard, when effective.

3.  Related Party Transactions—During the three months ended April 30, 2005, the Company paid $1,000 in fees on behalf of its Parent and LLC Holding Company, which subsequently was dissolved with the Initial Public Offering, see the subsequent event note herein.  At April 30, 2005, with the additional payments by the Company on behalf of the Parent, the balance of $149,000 was deemed uncollectible and forgiven by the Company. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the quarters ended April 30, 2005 and May 1, 2004 the Company paid Brentwood Private Equity III, LLC a consulting fee of $50,000 and $50,000, respectively, under a Corporate Development and Administrative Services Agreement.  This agreement was subsequently terminated in connection with the initial public offering, see the subsequent event note herein.

4.  Commitments and Contingencies

Litigation—The Company is involved from time to time in litigation incidental to its business and the Company may make provisions for potential litigation losses relating thereto. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation. Management believes, after considering a number of factors and the nature of the contingencies to which the Company is subject, that the outcome of these contingencies will not have a material adverse effect upon the results of operations or financial condition of the Company.

Insurance Reserves—The Company is responsible for medical insurance claims up to a specified aggregate amount. The Company maintains a reserve for estimated medical insurance claims based on historical claims experience and other estimated assumptions. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential claims.

5.  Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options. For the three months ended April 30, 2005 and May 1, 2004, there is no dilutive effect of options due to the Company’s net losses.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2005	May 1, 2004
Net loss	$(40)	$(678)
Weighted average common shares for basic net loss per share	11,305,261	11,305,261
Dilutive effect of stock options	—	—
Weighted average common shares for diluted net loss per share	11,305,261	11,305,261
Basic net loss per share	$0.00	$(0.06)
Diluted net loss per share	$0.00	$(0.06)

6.  Subsequent Event

The Company was formerly a majority owned subsidiary of Zumiez Holdings LLC (the “Parent”), a holding company with no operating activities.  The financial position and operating results of the Parent are not included in the Company’s financial statements included in this quarterly report.  Subsequent to the end of the quarter the Parent was dissolved in connection with the Company’s recently completed initial public offering.

In May 2005, we completed an initial public offering of our common stock in which we sold 1,875,000 shares and our selling shareholders sold 1,250,000 shares.  Net proceeds from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our prospectus filed on May 6, 2005 pursuant to Rule 424(b)(4) of the Securities Act and in this Form 10-Q.

Forward-looking statements are based on our expectations regarding net sales, selling, general and administrative expenses, profitability, financial position, business strategy, new store openings, and plans and objectives of management.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us and our business, industry, markets and consumers, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among others, those described in “Risk Factors” and elsewhere in this quarterly report.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments.

Overview

We are a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX, and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests.

In May 2005, we completed an initial public offering of our common stock in which we sold 1,875,000 shares and our selling shareholders sold 1,250,000 shares.  Net proceeds from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses.  We intend to use the net proceeds from the offering, together with cash flow from operations, to fund new store openings, store improvements, infrastructure improvements, working capital and other general corporate purposes.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

General

Net sales constitute gross sales net of returns. Net sales include our in-store sales and our Internet sales and, accordingly, information in this quarterly report with respect to comparable store sales, net sales per store and net sales per square foot includes our Internet sales.  Our internet sales are less than 1% of total sales. Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, that store remains in comparable store sales.

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (GAAP). In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. We believe our most critical accounting estimates and assumptions are in the following areas:

Valuation of merchandise inventories. We carry our merchandise inventories at the lower of cost or market. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to our customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross margin. Historically, any additional write-downs have not been significant and we do not adjust the historical carrying value of merchandise inventories upwards based on actual sales experience.

Leasehold improvements and equipment. We review the carrying value of our leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset or group of assets. Generally, fair value will be determined using valuation techniques, such as the expected present value of future cash flows. The actual economic lives of these assets may be different than our estimated useful lives, thereby resulting in a different carrying value. These evaluations could result in a change in the depreciable lives of those assets and therefore our depreciation expense in future periods.

Revenue recognition and sales returns reserve. We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. We offer a return policy of generally 30 days and we accrue for estimated sales returns based on our historical sales returns results. The amounts of these sales returns reserves vary during the year due to the seasonality of our business. Actual sales returns could be higher or lower than our estimated sales returns due to customer buying patterns that could differ from historical trends.

Stock-based compensation. We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting period of the related options, which is either five or eight years. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. We determined the fair value of our common stock based upon several factors, including the market capitalization of similar retailers, management and third party estimates, and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair value of our common stock, different amounts of stock-based compensation could have been reported.

Results of Operations

Quarter Ended April 30, 2005 Versus Quarter Ended May 1, 2004

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended
	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%
Cost of goods sold	70.5	75.3
Gross margin	29.5	24.7
Selling, general and administrative expenses	29.4	28.4
Operating profit (loss)	0.1	(3.7)
Other income	—	—
Interest expense	(0.1)	(0.2)
Earnings (loss) before income taxes	0.0	(3.9)
Provision (benefit) for income taxes	(0.1)	1.2
Net loss	(0.1)%	(2.7)%

Net Sales

Net sales increased to $33.4 million for the three months ended April 30, 2005 from $24.8 million for the three months ended May 1, 2004, an increase of $8.6 million, or 34.4%. This increase in total net sales was due to an increase in comparable store net sales of approximately $3.0 million and an increase in net sales from non-comparable stores of approximately $5.6 million.  For information as to how we define comparable stores, see “—General” above.

Comparable store net sales increased by 12.1% in the three months ended April 30, 2005 compared to 8.3% for the three months ended May 1, 2004. This increase was primarily due to higher net sales of juniors’ apparel, footwear, hardgoods and men’s apparel at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 28 new stores subsequent to the end of the three months ended May 1, 2004.

Gross Margin

Gross margin for the three months ended April 30, 2005 was $9.8 million compared with $6.1 million for the three months ended May 1, 2004, an increase of $3.7 million, or 60.7%. As a percentage of net sales, gross margin increased to 29.5% for the three months ended April 30, 2005 from 24.7% for the three months ended May 1, 2004. The increase in gross margin as a percentage of net sales was due primarily to improved pricing from some of our vendors due to our larger merchandise purchases and a reduced markdown rate from prior year due to less aged inventory, and to a lesser extent, our ability to leverage certain fixed costs, primarily non-variable occupancy costs, over greater overall net sales,

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended April 30, 2005 were $9.8 million compared with $7.1 million in the three months ended May 1, 2004, an increase of $2.7 million, or 38.0%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth. As a percentage of net sales, SG&A expenses increased to 29.4% in the three months ended April 30, 2005 from 28.4% in the three months ended May 1, 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $1.1 million and additional depreciation of $401,000 and, to a lesser extent, additional infrastructure and administrative staff costs to support our growth.

Operating Profit (Loss)

As a result of the above factors, operating profit increased by $947,000 to $17,000 in the three months ended April 30, 2005 from an operating loss of ($930,000) in the three months ended May 1, 2004. As a percentage of net sales, operating profit was 0.1% in the three months ended April 30, 2005 compared with (3.7)% in the three months ended May 1, 2004.

Provision (Benefit) for Income Taxes

Provision for income taxes was $28,000 for the three months ended April 30, 2005 compared with a benefit for income taxes of ($298,000) for the three months ended May 1, 2004.

Net Loss

Net loss decreased by $638,000, or 94.1%, to ($40,000) in the three months ended April 30, 2005 from ($678,000) in the three months ended May 1, 2004. As a percentage of net sales, net loss was (0.1)% in the three months ended April 30, 2005 compared with (2.7)% in the three months ended May 1, 2004.

Liquidity and Capital Resources

Our primary capital requirements are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility.

The Registration Statement (SEC File No. 333-122865) for our initial public offering was declared effective by the Securities and Exchange Commission on May 5, 2005. We and the selling shareholders sold 1,875,000 shares and 1,718,750 shares of common stock, respectively, in the offering at a public offering price of $18.00 per share, for aggregate gross proceeds of approximately $33.8 million and $30.9 million, respectively. In connection with this offering we paid underwriters’ commissions of approximately $2.4 million and incurred offering expenses of approximately $1.7 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $29.7 million from the offering.  The public offering was for 3,593,750 shares of common stock at a price to the public of $18.00 per share, of which 1,875,000 shares were sold by the company and 1,718,750 shares were sold by certain selling shareholders, including 468,750 shares that were sold by the selling shareholders pursuant to the underwriters’ over-allotment option.  Upon completing the offering the selling shareholders received net proceeds of approximately $28.8 million.

The significant components of our working capital are inventory and liquid assets such as cash and receivables, specifically credit card receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have extended payment terms with our vendors.

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2005, we expect to spend approximately $15.7 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 35 new stores we plan to open in fiscal 2005, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2005 will not be different from the number of stores we plan to open, or that actual fiscal 2005 capital expenditures will not differ from this expected amount.

We expect cash flows from operations, available borrowings under our revolving credit facility and net proceeds from our initial public offering will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months.  Beyond this time frame, if cash flows from operations, borrowings under our revolving credit facility and net proceeds from our initial public offering are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Net cash used in operating activities in the three months ended April 30, 2005 was $9.6 million, primarily related to an increase in inventory levels and a decrease in operating liabilities. Net cash used in operating activities in the three months ended May 1, 2004 was $5.1 million, primarily related to an increase in inventory levels.

Net cash used in investing activities was $2.8 million in the three months ended April 30, 2005 and $1.7 million in the three months ended May 1, 2004, in each case related to capital expenditures for new store openings and existing store renovations.

Net cash provided from financing activities in the three months ended April 30, 2005 was $12.7 million, primarily related to net borrowing under our revolving credit facility and the increase in our book overdraft. Our book overdraft represents checks that we have issued to pay accounts payable but that have not yet been presented for payment. Net cash provided by financing activities in the three months ended May 1, 2004 was $6.8 million, primarily related to net borrowing under our revolving credit facility offset by the decrease in our book overdraft.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. As of April 30, 2005, we had $10.2 million of borrowings and approximately $580,000 of letters of credit outstanding under the revolving credit facility. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (5.75% at April 30, 2005) minus a prime margin or the LIBOR rate (3.01% at April 30, 2005) plus a LIBOR margin, with the margin in each case depending on the ratio of our adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended).  The revolving credit facility will expire on July 1, 2006. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions.  Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. We pay an annual fee of between 0.1% and 0.2% of any unused amount under our revolving credit facility. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended April 30, 2005.  The operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments due under certain of our contractual obligations at April 30, 2005 and the amount of those payments due in future periods as of April 30, 2005:

			Payments Due In
	Total	2005 (9 months)	Fiscal Year				2010 and Beyond
			2006	2007	2008	2009
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$79,687	$8,137	$11,031	$10,466	$9,784	$9,681	$30,588
Total contractual cash obligations	$79,687	$8,137	$11,031	$10,466	$9,784	$9,681	$30,588

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $4.7 million and $3.7 million for the three months ended April 30, 2005 and the three months ended May 1, 2004, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of April 30, 2005 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At April 30, 2005, we had outstanding purchase orders to acquire merchandise from vendors for approximately $48.6 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At April 30, 2005, we had $580,000 of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

Risk Factors

You should carefully consider the risks described below and elsewhere in this quarterly report, which could materially and adversely affect our business, results of operations or financial condition.  If any of the following risks actually occurs, the market price of our common stock would likely decline.

Our growth strategy depends on our ability to open and operate a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock. We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

If we fail to effectively execute our expansion strategy, we may not be able to successfully open new store locations in a timely manner, if at all, which could have an adverse affect on our net sales and results of operations.

Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•  identify suitable store locations, the availability of which is outside of our control;

•  negotiate acceptable lease terms, including desired tenant improvement allowances;

•  source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

•  hire, train and retain store personnel;

•  successfully integrate new stores into our existing operations; and

•  identify and satisfy the merchandise preferences of new geographic areas.

In addition, many of our planned new stores are to be opened in regions of the United States in which we currently have few, or no, stores. The expansion into these markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations.

Our business is dependent upon our being able to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors; failure to do so could have a material adverse effect on us.

Customer tastes and fashion trends in the action sports lifestyle market are volatile and tend to change rapidly. Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

Our ability to attract customers to our stores depends heavily on the success of the shopping malls in which our stores are located; any decrease in customer traffic in those malls could cause our sales to be less than expected.

In order to generate customer traffic we depend heavily on locating our stores in prominent locations within successful shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from Internet retailers, non-mall retailers and other malls, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and holiday shopping patterns.

Our sales are typically disproportionately higher in the third and fourth fiscal quarters of each fiscal year due to increased sales during the back-to-school and winter holiday shopping seasons. Sales during these periods cannot be used as an accurate indicator of annual results. Our sales in the first and second fiscal quarters are typically lower than in our second and third fiscal quarters due, in part, to the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and winter holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations and financial condition.

Our quarterly results of operations are volatile and may decline.

Our quarterly results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. As discussed above, our sales and operating results are typically lower in the first and second quarters of our fiscal year due, in part, to the traditional retail slowdown immediately following the winter holiday season. Our quarterly results of operations are affected by a variety of other factors, including:

•  the timing of new store openings and the relative proportion of our new stores to mature stores;

•  fashion trends and changes in consumer preferences;

•  calendar shifts of holiday or seasonal periods;

•  changes in our merchandise mix;

•  timing of promotional events;

•  general economic conditions and, in particular, the retail sales environment;

•  actions by competitors or mall anchor tenants;

•  weather conditions;

•  the level of pre-opening expenses associated with our new stores; and

•  inventory shrinkage beyond our historical average rates.

We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., Anchor Blue Clothing Company, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Inc., Hollister Co., Hot Topic, Inc., Old Navy, Inc., Pacific Sunwear of California, Inc., The Buckle, Inc., The Wet Seal, Inc. and Urban Outfitters, Inc. In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick’s Sporting Goods, Inc., Sport Chalet, Inc. and The Sports Authority Inc., which operates stores under the brand names Sports Authority, Gart Sports, Oshman’s and Sportmart; and Internet retailers.

Some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and a deterioration in our relationship with our vendors would likely have a material adverse effect on our business. We do not have any contractual relationships with our vendors and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, certain of our vendors sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lesser quality items, raise the prices they charge us or focus on selling their products directly. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our President and Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Brenda I. Morris, and our General Merchandising Manager, Lynn K. Kilbourne. None of our employees, except Mr. Brooks, has an employment agreement with us and we do not have, and do not plan to obtain, key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

Our failure to meet our staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution center, particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages or interruptions or strikes could have a material adverse effect on our business or results of operations.

Our operations, including our sole distribution center, are concentrated in the western United States, which makes us susceptible to adverse conditions in this region.

Our home office and sole distribution center are located in a single facility in Washington, and a substantial number of our stores are located in Washington and the western half of the United States. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center in Everett, Washington to receive, store and distribute merchandise to all of our stores and to fulfill our Internet sales. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting western Washington, in particular, or the West Coast, in general, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $4.7 million and $3.7 million for the three months ended April 30, 2005 and May 1, 2004, respectively, and, as of April 30, 2005, we were a party to operating leases requiring future minimum lease payments aggregating approximately $49.1 million through fiscal year 2009 and approximately $30.6 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

Our substantial operating lease obligations could have significant negative consequences, including:

•  increasing our vulnerability to general adverse economic and industry conditions;

•  limiting our ability to obtain additional financing;

•  requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;

•  limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•  placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from the proceeds of our initial public offering, borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would have a material adverse effect on us.

The terms of our revolving credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

We have a $20 million revolving credit facility with Bank of America, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness or certain lease obligations outside the ordinary course of business; (2) enter into sale/leaseback transactions; (3) make certain changes in our management; and (4) undergo a change in ownership. In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the revolving credit facility. If a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness. As a result, any breach of these covenants or failure to comply with these ratios could have a material adverse effect on us. There can be no assurance that we will not breach the covenants or fail to comply with the ratios in our revolving credit facility or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

The restrictions contained in our revolving credit facility could: (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

Our business could suffer as a result of United Parcel Service being unable to distribute our merchandise.

We rely upon United Parcel Service for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect United Parcel Service’s ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we have a contract with United Parcel Service that expires in June 2007, United Parcel Service has the right to terminate the contract upon 30 days written notice. Although the contract with United Parcel Service provides certain discounts from the shipment rates in effect at the time of shipment, the contract does not limit United Parcel Services’ ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that United Parcel Service may increase the rates they charge, that United Parcel Service may terminate their contract with us, that United Parcel Service may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with United Parcel Service, any of which could materially adversely affect our operating results.

Our business could suffer if a manufacturer fails to use acceptable labor practices.

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor practices of our vendors and these manufacturers. The violation of labor or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In that regard, most of the products sold in our stores are manufactured overseas, primarily in Asia and Central America, which may increase the risk that the labor practices followed by the manufacturers of these products may differ from those considered acceptable in the United States.

Our failure to adequately anticipate a correct mix of private label merchandise may have a material adverse effect on our business.

Sales from private label merchandise accounted for 12.8% of our net sales in fiscal 2004. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations.

Most of our merchandise is produced by foreign manufacturers; therefore the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

Most of our merchandise is produced by manufacturers in Asia and Central America. Some of these facilities are also located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are all denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operation.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

Over the past several years, we have made improvements to our existing hardware and software systems, as well as implemented new systems. If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses which could harm our financial results. In addition, as discussed below, we will be required to improve our financial and managerial controls, reporting systems and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez brand, our store concept, our private label brands or our goodwill and cause a decline in our net sales. At this time, we have not secured protection for our trademarks in any jurisdiction outside of the United States, and thus we cannot prevent other persons from using our trademarks outside of the United States, which also could materially adversely affect our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

The outcome of litigation could have a material adverse effect on our business.

We are involved, from time to time, in litigation incidental to our business. Management believes, after considering a number of factors and the nature of the legal proceedings to which we are subject, that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

We will incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

In addition, we currently have only one director who qualifies as an independent director under the rules of the SEC and The Nasdaq Stock Market, and those rules require that we appoint a second independent director within 90 days, and a third independent director within one year, following this offering. Any failure to appoint these additional independent directors by these deadlines would allow The Nasdaq Stock Market to de-list our common stock and could result in adverse publicity and other sanctions, which could have a material adverse effect on our results of operations and the market value of our common stock.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting by the time our annual report for fiscal 2006 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. As a result, we will be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At April 30, 2005, we had $10.2 million of borrowings outstanding under our credit facility at an interest rate of 5.50% per annum. Based on our interest rate of 5.50% on our credit facility at April 30, 2005, if interest rates on the credit facility were to increase by 100 basis points net income would be reduced by $3,400 per year. We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f))during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

(b) Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-122865), relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 5, 2005 and we completed our initial public offering on May 11, 2005.  Given that our initial public offering was completed after the reporting period covered by this quarterly report on Form 10-Q, and that the proceeds were also not received until after the end of such period, there are no uses of net proceeds to report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 14, 2005, Zumiez Holdings LLC, the holder of approximately 95% of the then outstanding shares of the Company’s common stock, approved by written consent an amendment to the Company’s then Certificate of Incorporation to effect a 258.6485-for-one stock split and to increase the Company’s authorized shares of common stock.

On April 27, 2005, Zumiez Holdings LLC, the holder of approximately 95% of the then outstanding shares of the Company’s common stock, approved by written consent (1) the election of Thomas D. Campion, Richard M. Brooks, Thomas E. Davin, William M. Barnum, Jr., and Steven W. Moore as directors of the Company; (2) the adoption of the Company’s 2005 Equity Incentive Plan; (3) the adoption of the Company’s Employee Stock Purchase Plan; and (4) the adoption of an Agreement and Plan of Merger and a Certificate of Ownership and Merger in connection with the Company’s reincorporation from the State of Delaware to the State of Washington.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibits

Exhibit No.	Description of Exhibits
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

By:	/s/ Brenda I. Morris
Brenda I. Morris
Chief Financial Officer

Dated: June 17, 2005