Form 10-Q
period 2005-07-30
Zumiez Inc
filed 2005-09-13
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of Common Stock outstanding as of August 29, 2005 was 13,457,330 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

(Unaudited)

	July 30, 2005	January 29, 2005
Assets
Current assets
Cash and cash equivalents	$17,844	$1,026
Receivables	4,863	1,911
Inventory	42,226	23,230
Prepaid expenses and other	2,820	1,166
Deferred tax assets	1,059	859
Total current assets	68,812	28,192

Leasehold improvements and equipment, net	30,854	26,619
Total assets	$99,666	$54,811

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$25,168	$11,240
Book overdraft	—	429
Accrued payroll and payroll taxes	2,481	2,561
Income taxes payable	—	2,611
Current portion of deferred rent and tenant allowances	960	1,045
Other accrued liabilities	4,828	5,550
Total current liabilities	33,437	23,436

Deferred rent and tenant allowances, less current portion	5,794	4,065
Deferred tax liabilities	1,182	1,511
Total long term liabilities	6,976	5,576

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding at July 30, 2005 and January 29, 2005
Common stock, no par value, 50,000,000 shares authorized; 13,457,330 and 11,305,261 shares issued and outstanding at July 30, 2005 and January 29, 2005, respectively	32,460	44
Employee stock options	177	95
Retained earnings	26,616	25,808
Receivable from parent	—	(148)
Total shareholders’ equity	59,253	25,799

Total liabilities and shareholders’ equity	$99,666	$54,811

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$39,407	$30,615	$72,776	$55,444
Cost of goods sold	26,633	21,514	50,154	40,212
Gross margin	12,774	9,101	22,622	15,232

Selling, general and administrative expenses	11,502	8,578	21,332	15,639
Operating profit (loss)	1,272	523	1,290	(407)

Interest income (expense), net	78	(110)	48	(156)
Other income	1	2	1	2
Earnings (loss) before income taxes	1,351	415	1,339	(561)

Provision (benefit) for income taxes	503	176	531	(122)
Net income (loss)	$848	$239	$808	$(439)

Basic net income (loss) per share	$0.06	$0.02	$0.07	$(0.04)

Diluted net income (loss) per share	$0.06	$0.02	$0.06	$(0.04)

Weighted average shares outstanding, Basic	13,286,892	11,305,261	12,296,076	11,305,261

Weighted average shares outstanding , Diluted	14,106,556	12,785,161	13,115,740	11,305,261

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Employee Stock Options	Retained Earnings	Receivable from Parent	Total
	Shares	Amount

Balance at January 29, 2005	11,305	$44	$95	$25,808	$(148)	$25,799
Common shares issued	2,152	32,416	—	—	—	29,962
Stock based compensation including tax benefit of $2,454	—	—	82	—	—	82
Costs incurred on behalf of parent	—	—	—	—	(1)	(1)
Parent receivable forgiven	—	—	—	—	149	149
Net income	—	—	—	808	—	808
Balance at July 30, 2005	13,457	$32,460	$177	$26,616	$—	$59,253

See accompanying notes to condensed financial statements

ZUMIEZ INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities
Net income (loss)	$808	$(439)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,466	2,569
Deferred tax expense	(528)	(116)
Stock compensation expense	82	—
Loss on disposal of assets	19	3
Changes in operating assets and liabilities
Receivables	(2,952)	(381)
Inventory	(13,581)	(10,056)
Prepaid expenses	(1,654)	(99)
Trade accounts payable	8,513	5,567
Accrued payroll and payroll taxes	(80)	464
Income taxes payable	(2,611)	(2,697)
Other accrued liabilities	(575)	376
Deferred rent	306	176
Net cash used in operating activities	$(8,787)	$(4,633)

Cash flows from investing activities
Additions to leasehold improvements and equipment	$(6,382)	$(4,817)
Net cash used in investing activities	$(6,382)	$(4,817)

Cash flows from financing activities
Change in book overdraft	$(429)	$(1,168)
Borrowings on revolving credit facility	16,450	24,373
Payments on revolving credit facility	(16,450)	(12,044)
Proceeds from sale of stock	32,416	—
Principal payments on long-term debt	—	(544)
Net cash provided by financing activities	$31,987	$10,617

Net increase in cash and cash equivalents	$16,818	$1,167
Cash and cash equivalents, Beginning of period	1,026	578
Cash and cash equivalents, End of period	$17,844	$1,745

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$59	$103
Cash paid during the period for income taxes	2,605	2,752

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three and six months ending July 30, 2005 are not necessarily indicative of the results that might be expected for fiscal 2005. For further information, refer to the Company’s financial statements and notes included in the Company’s prospectus filed on May 6, 2005.

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of July 30, 2005, the Company operated 150 stores primarily located in shopping malls, giving the Company a presence in 18 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2004” was the 52-week period ended January 29, 2005. The first six months of fiscal 2005 was the 26-week period ended July 30, 2005. The first six months of fiscal 2004 was the 26-week period ended July 31, 2004.

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

Initial Public Offering—In May 2005, we completed an initial public offering of our common stock in which we sold 1,875,000 shares and our selling shareholders sold 1,718,750 shares.  Net proceeds from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of Zumiez Holdings LLC (the “Parent”), a holding company with no operating activities.  The financial position and operating results of the Parent are not included in the Company’s financial statements included in this quarterly report.  The Parent was dissolved in connection with the Company’s recently completed initial public offering.

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

Restricted Cash—For the year ended January 29, 2005, restricted cash consisted of a certificate of deposit held for the lessor of the Company’s former combined home office and distribution center of $32,000 and is included in prepaid expenses and other. At July 30, 2005, the Company had no restricted cash balances.

Stock Compensation—The Company accounts for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which requires fair value recognition for employee stock-based compensation.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$848	$239	$808	$(439)
Add: Stock-based compensation expense, as reported, net of tax	26	—	49	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(92)	(18)	(178)	(51)
Pro forma net income (loss)	782	221	679	(490)
Net income (loss) per share:
Basic-as reported	$0.06	$0.02	$0.07	$(0.04)

Basic—pro forma	$0.06	$0.02	$0.06	$(0.04)

Diluted—as reported	$0.06	$0.02	$0.06	$(0.04)

Diluted—pro forma	$0.05	$0.02	$0.05	$(0.04)

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle.  The provisions of this statement become effective for fiscal periods beginning after December 15, 2005.  The standard dictates that changes in accounting principle that are a result of a new pronouncement shall be subject to the reporting provisions of that pronouncement if they exist.

3.  Related Party Transactions—During the six months ended July 30, 2005, the Company paid $1,000 in fees on behalf of its Parent, resulting in a balance of $149,000, which was forgiven and the Parent was subsequently dissolved in connection with the initial public offering.  This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the six months ended July 30, 2005 and July 31, 2004 the Company paid Brentwood Private Equity III, LLC a consulting fee of $53,000 and $100,000, respectively, under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering, resulting in a prorated consulting fee for the three months ended July 30, 2005 of $3,000 compared to the fees per the agreement of $50,000 paid for the three months ended July 31, 2004.

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

5.  Net Income Per Share, Basic and Diluted

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options.  Basic and diluted net loss per share is the same for the six months ended July 31, 2004 because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock.  Total common stock options not included in the calculation of diluted earnings per share were 1,489,656 for the six months ended July 31, 2004.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	July 30, 2005	July 31, 2004
Net income	$848	$239
Weighted average common shares for basic net income per share	13,286,892	11,305,261
Dilutive effect of stock options	819,664	1,479,901
Weighted average common shares for diluted net income per share	14,106,556	12,785,161
Basic net income per share	$0.06	$0.02
Diluted net income per share	$0.06	$0.02

	Six Months Ended
	July 30, 2005	July 31, 2004
Net income (loss)	$808	$(439)
Weighted average common shares for basic net income (loss) per share	12,296,076	11,305,261
Dilutive effect of stock options	819,664	—
Weighted average common shares for diluted net income (loss) per share	13,115,740	11,305,261
Basic net income (loss) per share	$0.07	$(0.04)
Diluted net income (loss) per share	$0.06	$(0.04)

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

On May 11, 2005, we completed our initial public offering in which we sold 1,875,000 shares of our common stock and certain selling shareholders sold 1,718,750 shares of our common stock.  We received net proceeds from the offering of approximately $29.7 million, after payment of underwriting discounts and commissions and offering expenses.   We did not receive any proceeds from the sale of shares by the selling shareholders in our initial public offering.

General

Net sales constitute gross sales net of returns. Net sales include our in-store sales and our Internet sales and, accordingly, information in this quarterly report with respect to comparable store sales, net sales per store and net sales per square foot includes our Internet sales.  For each of fiscal 1999 through fiscal 2004 and for the six months ended July 30, 2005, internet sales represented less than 1% of our net sales for each of these periods. Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, that store remains in comparable store sales.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data in this quarterly report regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.  In early February 2005, we completed our move from the 49,000 square foot combined home office and distribution center we had leased since 1994 to a newly leased 87,000 square foot combined home office and distribution center.  As a result, we expect a slight increase in our distribution and warehousing costs, which are included as a component of our costs of goods sold, in fiscal 2005 and future periods attributable to the new facility.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses.  This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.  Our selling, general and administrative expenses have increased, as described below, and will further increase in future periods due in part to increased expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002.

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

Stock-based compensation. We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting period of the related options, which is either five or eight years. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. We determined the fair value of our common stock based upon several factors, including the market capitalization of similar retailers, management and third party estimates, and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair value of our common stock, different amounts of stock-based compensation could have been reported. No awards have been granted subsequent to our initial public offering on May 5, 2005.

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.6	70.3	68.9	72.5
Gross margin	32.4	29.7	31.1	27.5
Selling, general and administrative expenses	29.2	28.0	29.3	28.2
Operating profit (loss)	3.2	1.7	1.8	(0.7)
Other income	0.0	0.0	0.0	0.0
Interest income (expense), net	0.2	(0.3)	0.0	(0.3)
Earnings (loss) before income taxes	3.4	1.4	1.8	(1.0)
Provision (benefit) for income taxes	1.3	0.6	0.7	(0.2)
Net income (loss)	2.2%	0.8%	1.1%	(0.8)%

Quarter Ended July 30, 2005 Versus Quarter Ended July 31, 2004

The three months (13 weeks) ended July 30, 2005 as compared to the three months (13 weeks) ended July 31, 2004.

Net Sales

Net sales increased to $39.4 million for the three months ended July 30, 2005 from $30.6 million for the three months ended July 31, 2004, an increase of $8.8 million, or 28.7%. This increase in total net sales was due to an increase in comparable store net sales of approximately $3.4 million and an increase in net sales from non-comparable stores of approximately $5.4 million.  We sometimes refer to stores that are not comparable stores as “non-comparable stores.”  For information as to how we define comparable stores, see “—General” above.

Comparable store net sales increased by 11.3% in the three months ended July 30, 2005 compared to 6.8% for the three months ended July 31, 2004. This increase was primarily due to higher net sales of juniors’ apparel, footwear, hardgoods and men’s apparel at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 22 new stores subsequent to July 31, 2004.

Gross Margin

Gross margin for the three months ended July 30, 2005 was $12.8 million compared with $9.1 million for the three months ended July 31, 2004, an increase of $3.7 million, or 40.4%. As a percentage of net sales, gross margin increased to 32.4% for the three months ended July 30, 2005 from 29.7% for the three months ended July 31, 2004. The increase in gross margin as a percentage of net sales was due primarily to a reduced markdown rate compared to the prior year period due to less aged inventory, improved pricing from some of our vendors due to our larger merchandise purchases and to a lesser extent, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended July 30, 2005 were $11.5 million compared with $8.6 million in the three months ended July 31, 2004, an increase of $2.9 million, or 34.1%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and additional expenses resulting from our being a public company. As a percentage of net sales, SG&A expenses increased to 29.2% in the three months ended July 30, 2005 from 28.0% in the three months ended July 31, 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $1.2 million and additional depreciation of $0.4 million and, to a lesser extent, additional infrastructure and administrative staff costs to support our growth, and additional costs resulting from our being a public company.

Operating Profit

As a result of the above factors, operating profit increased by $0.7 million to $1.3 million in the three months ended July 30, 2005 compared with an operating profit of $0.5 million in the three months ended July 31, 2004. As a percentage of net sales, operating profit was 3.2% in the three months ended July 30, 2005 compared with 1.7% in the three months ended July 31, 2004.

Provision for Income Taxes

Provision for income taxes was $0.5 million for the three months ended July 30, 2005 compared with $0.2 million for the three months ended July 31, 2004.

Net Income

Net income increased by $0.6 million, or 255%, to $0.8 million in the three months ended July 30, 2005 from $0.2 million in the three months ended July 31, 2004. As a percentage of net sales, net income was 2.1% in the three months ended July 30, 2005 compared with 0.8% in the three months ended July 31, 2004.

Six Months Ended July 30, 2005 Versus Six Months Ended July 31, 2004

The six months (26 weeks) ended July 30, 2005 as compared to the six months (26 weeks) ended July 31, 2004.

Net Sales

Net sales increased to $72.8 million for the six months ended July 30, 2005 from $55.4 million for the six months ended July 31, 2004, an increase of $17.3 million, or 31.3%. This increase in total net sales was due to an increase in comparable store net sales of approximately $6.4 million and an increase in net sales from non-comparable stores of approximately $10.9 million.  For information as to how we define comparable stores, see “—General” above.

Comparable store net sales increased by 11.6% in the six months ended July 30, 2005 compared to 7.5% for the six months ended July 31, 2004. This increase was primarily due to higher net sales of juniors’ apparel, footwear, hardgoods and men’s apparel at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 22 new stores subsequent to July 31, 2004.

Gross Margin

Gross margin for the six months ended July 30, 2005 was $22.6 million compared with $15.2 million for the six months ended July 31, 2004, an increase of $7.4 million, or 48.6%. As a percentage of net sales, gross margin increased to 31.1% for the six months ended July 30, 2005 from 27.5% for the six months ended July 31, 2004. The increase in gross margin as a percentage of net sales was due primarily to a reduced markdown rate compared to the prior year period due to less aged inventory, improved pricing from some of our vendors due to our larger merchandise purchases and to a lesser extent, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the six months ended July 30, 2005 were $21.3 million compared with $15.6 million in the six months ended July 31, 2004, an increase of $5.7 million, or 36.4%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and additional expenses resulting from our being a public company. As a percentage of net sales, SG&A expenses increased to 29.3% in the six months ended July 30, 2005 from 28.2% in the six months ended July 31, 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $2.3 million and additional depreciation of $0.8 million and, to a lesser extent, additional infrastructure and administrative staff costs to support our growth, and additional costs resulting from our being a public company.

Operating Profit (Loss)

As a result of the above factors, operating profit increased by $1.7 million to $1.3 million in the six months ended July 30, 2005 compared with an operating loss of ($0.4) million in the six months ended July 31, 2004. As a percentage of net sales, operating profit (loss) was 1.8% in the six months ended July 30, 2005 compared with (0.7%) in the six months ended July 31, 2004.

Provision (Benefit)  for Income Taxes

Provision for income taxes was $0.5 million for the six months ended July 30, 2005 compared with a benefit for income taxes of $0.1 million for the six months ended July 31, 2004.

Net Income (Loss)

Net income increased by $1.2 million to $0.8 million in the six months ended July 30, 2005 from a net loss of ($0.4) million in the six months ended July 31, 2004. As a percentage of net sales, net income (loss) was 1.1% in the six months ended July 30, 2005 compared with (0.8%) in the six months ended July 31, 2004.

Liquidity and Capital Resources

Our primary capital requirements are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility.

The Registration Statement (SEC File No. 333-122865) for our initial public offering was declared effective by the Securities and Exchange Commission on May 5, 2005. We and certain selling shareholders sold 1,875,000 shares and 1,718,750 shares of common stock, respectively, in the offering at a public offering price of $18.00 per share, for aggregate gross proceeds of approximately $33.8 million and $30.9 million, respectively. In connection with this offering we paid underwriting discounts and commissions of approximately $2.4 million and incurred offering expenses of approximately $1.7 million. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds of approximately $29.7 million from the offering.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2005, we expect to spend approximately $15.7 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 35 new stores we plan to open in fiscal 2005, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. For the six months ended July 30, 2005, we made capital expenditures of approximately $6.4 million and opened 11 new stores.  However, there can be no assurance that the number of stores that we actually open in fiscal 2005 will not be different from the number of stores we plan to open, or that actual fiscal 2005 capital expenditures will not differ from this expected amount.

We expect cash flows from operations, available borrowings under our revolving credit facility and the remaining net proceeds from our initial public offering will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months.  Beyond this time frame, if cash flows from operations, borrowings under our revolving credit facility and the remaining net proceeds from our initial public offering are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Net cash used in operating activities in the six months ended July 30, 2005 was $8.8 million and $4.6 million in the six months ended July 31, 2004, in each case primarily related to an increase in inventory levels and receivables, partially offset by an increase in accrued liabilities.

Net cash used in investing activities was $6.4 million in the six months ended July 30, 2005 and $4.8 million in the six months ended July 31, 2004, in each case primarily related to capital expenditures for new store openings and existing store renovations.

Net cash provided from financing activities in the six months ended July 30, 2005 was $32.0 million, primarily related to our initial public offering on May 5, 2005. Net cash provided by financing activities in the six months ended July 31, 2004 was $10.6 million, primarily related to net borrowing under our revolving credit facility offset by the decrease in our book overdraft. Our book overdraft represents checks that we have issued to pay accounts payable but that have not yet been presented for payment.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. As of July 30, 2005, we had no borrowings and approximately $1.6 million of letters of credit outstanding under the revolving credit facility. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (6.25% at July 30, 2005) minus a prime margin or the LIBOR rate (3.46% at July 30, 2005) plus a LIBOR margin, with the margin in each case depending on the ratio of our adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended).  The revolving credit facility will expire on July 1, 2006. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions.  Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio.  We were in compliance with all covenants at July 30, 2005.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended July 30, 2005.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments due under certain of our contractual obligations at July 30, 2005 and the amount of those payments due in future periods as of July 30, 2005:

	Total	2005 (6 months)	Payments Due In Fiscal Year				2010 and Beyond
			2006	2007	2008	2009
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$83,143	$5,732	$11,593	$11,036	$10,370	$10,284	$34,128
Total contractual cash obligations	$83,143	$5,732	$11,593	$11,036	$10,370	$10,284	$34,128

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $7.6 million and $9.6 million for the six months ended July 31, 2004 and the six months ended July 30, 2005, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of July 30, 2005 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At July 30, 2005, we had outstanding purchase orders to acquire merchandise from vendors for approximately $41.7 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At July 30, 2005, we had approximately $1.6 million of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years or for the six months ended July 30, 2005. There can be no assurance that our business will not be affected by inflation in the future.

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

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock.  We opened 27 stores in fiscal 2004 and 15 stores in fiscal 2003.  We plan to open approximately 35 stores in our fiscal year ending in January 2006 (including 11 stores that we opened during the six months ended July 30, 2005), an increase of 25.0% over our store base as of the end of fiscal 2004.  We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. However, there can be no assurance that we will open the planned number of stores in fiscal 2005 or thereafter. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

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

Our sales are typically disproportionately higher in the third and fourth fiscal quarters of each fiscal year due to increased sales during the back-to-school and winter holiday shopping seasons. Sales during these periods cannot be used as an accurate indicator of annual results. Our sales in the first and second fiscal quarters are typically lower than in our third and fourth fiscal quarters due, in part, to the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and winter holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is susceptible to weather conditions that are out of our control, and unseasonable weather could have a negative impact on our results of operations.

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions, particularly in the western United States where we have a concentration of stores, could have a material adverse effect on our business and results of operations.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $13.9 million and $17.1 million for fiscal year 2003 and fiscal year 2004, respectively, and $7.6 million and $9.6 million for the six months ended July 31, 2004 and July 30, 2005, respectively, and, as of July 30, 2005, we were a party to operating leases requiring future minimum lease payments aggregating approximately $49.0 million through fiscal year 2009 and approximately $34.1 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from the remaining net proceeds we received from our initial public offering in May 2005, borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would have a material adverse effect on us.

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

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the revolving credit facility. If a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness. As a result, any breach of these covenants or failure to comply with these ratios could have a material adverse effect on us. In that regard, in fiscal 2002 we breached certain financial covenants in a prior credit facility which required that we obtain waivers from the lender.  These breaches did not have a material adverse impact on our financial condition or results of operations. There can be no assurance that we will not breach the covenants or fail to comply with the ratios in our revolving credit facility or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

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

We rely upon United Parcel Service for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect United Parcel Service’s ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we have a contract with United Parcel Service that expires in June 2008, United Parcel Service has the right to terminate the contract upon 30 days written notice. Although the contract with United Parcel Service provides certain discounts from the shipment rates in effect at the time of shipment, the contract does not limit United Parcel Services’ ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that United Parcel Service may increase the rates they charge, that United Parcel Service may terminate their contract with us, that United Parcel Service may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with United Parcel Service, any of which could materially adversely affect our operating results.

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

Most of our merchandise is produced by manufacturers in Asia and Central America. Some of these facilities are also located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are all denominated in United States dollars, a decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operation.

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

The effects of war or acts of terrorism could adversely affect our business.

Substantially all of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, would likely result in decreased sales. Additionally, the escalation of the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales would have a material adverse effect on the our business, financial condition and results of operations.

Failure to successfully integrate any businesses or stores that we acquire could have an adverse impact on our results of operations.

We may from time to time acquire other retail stores, individually or in groups, or businesses. We may experience difficulties in assimilating any stores or businesses we may acquire, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations.

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

Our Internet operations subject us to numerous risks that could have an adverse effect on our results of operations.

Although Internet sales constitute only a small portion of our overall sales, our Internet operations subject us to certain risks that could have an adverse effect on our operational results, including:

•                  diversion of traffic and sales from our stores;

•                  liability for online content; and

•                  risks related to the computer systems that operate our website and related support systems, including computer viruses and electronic break-ins and similar disruptions.

In addition, risks beyond our control, such as governmental regulation of the Internet, entry of our vendors in the Internet business in competition with us, online security breaches and general economic conditions specific to the Internet and online commerce could have an adverse effect on our results of operations.

We have incurred and will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, have increased and will substantially increase our expenses, including our legal and accounting costs, and have made and will continue to make some activities more time-consuming and costly. These laws, rules and regulations have made and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

In addition, we currently have only two directors who qualify as independent directors under the rules of the SEC and The Nasdaq Stock Market, and those rules require that we appoint additional independent directors as needed so that by May 6, 2006 a majority of our directors are independent and all members of the committees of our board of directors are independent.  Any failure to appoint additional independent directors as required by The Nasdaq Stock Market would allow The Nasdaq Stock Market to de-list our common stock and could result in adverse publicity and other sanctions, which could have a material adverse effect on our results of operations and the market value of our common stock.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth have placed and will continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting by the time our annual report for fiscal 2006 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. As a result, we will be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At July 30, 2005, we had no borrowings outstanding under our credit facility.  We are not a party to any derivative financial instruments.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

(b) Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-122865), relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 5, 2005 and we completed our initial public offering on May 11, 2005.  We and the selling shareholders sold 1,875,000 shares and 1,718,750 shares of common stock, respectively, in the offering at a public offering price of $18.00 per share, for aggregate gross proceeds of $33.8 million and $30.9 million, respectively.  In connection with this offering we paid underwriters’ commissions of $2.4 million and incurred offering expenses of $1.7 million.  After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of $29.7 million from the offering.  Upon completing the offering the selling shareholders received net proceeds of $28.8 million.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

The underwriters in the offering were Wachovia Securities LLC (joint book-running manager), Piper Jaffray & Co. (joint book-running manager), William Blair & Company, L.L.C., D.A. Davidson & Co. Inc., McAdams Wright Ragen, Inc., Morgan Keegan & Company, Inc. and Wedbush Morgan Securities Inc.  Following the sale of the 3,593,750 shares, the offering terminated.

We intend to use the remaining net proceeds from the offering, together with cash flow from operations, to fund new store openings, store improvements, infrastructure improvements, working capital and other general corporate purposes, which may include general and administrative expenses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On July 1, 2005, we entered into an agreement (the “Carrier Agreement”) with United Parcel Service Inc. (“UPS”).  The Carrier Agreement sets forth the terms and conditions regarding pickup and delivery services that UPS provides for us.  The Carrier Agreement has an effective date of July 4, 2005, and replaces our previous agreement with UPS.  The Carrier Agreement expires in June 2008 and may also be terminated by either us or UPS upon 30 days written notice.

On May 11, 2005, we entered into a modification agreement (the “Modification”) with Bank of America, N.A., the lender under our revolved credit facility.  The Modification eliminates the annual unused commitment fee of between 0.1% and 0.2% of any unused amount available under our revolving credit facility.

The foregoing summaries are qualified in their entirety by reference to the text of the Carrier Agreement and the Modification, which are attached as Exhibits 10.4 and 10.11, respectively, to this quarterly report on Form 10-Q and which are each incorporated by reference herein.

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
10.4	Carrier Agreement between United Parcel Service Inc. and Zumiez Inc. date July 4, 2005.
10.11	Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 20, 2004.
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

Dated: September 12, 2005