Form 10-Q
period 2005-10-29
Zumiez Inc
filed 2005-12-13
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

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

Number of shares of Common Stock outstanding as of December 12, 2005 was 13,627,989 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

(Unaudited)

	October 29, 2005	January 29, 2005
Assets
Current assets
Cash and cash equivalents	$24,015	$1,026
Marketable Securities	6,086	—
Receivables	4,558	1,911
Inventory	43,597	23,230
Prepaid expenses and other	1,038	1,166
Deferred tax assets	1,177	859
Total current assets	80,471	28,192

Leasehold improvements and equipment, net	32,780	26,619
Total assets	$113,251	$54,811

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$30,280	$11,240
Book overdraft	—	429
Accrued payroll and payroll taxes	2,678	2,561
Income taxes payable	—	2,611
Current portion of deferred rent and tenant allowances	1,223	1,045
Other accrued liabilities	3,480	5,550
Total current liabilities	37,661	23,436

Deferred rent and tenant allowances, less current portion	7,274	4,065
Deferred tax liabilities	1,452	1,511
Total long term liabilities	8,726	5,576

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; 13,611,327 and 11,305,261 shares issued and outstanding at October 29, 2005 and January 29, 2005, respectively	34,753	44
Employee stock options	218	95
Other Comprehensive Loss	(2)	—
Retained earnings	31,895	25,808
Receivable from parent	—	(148)
Total shareholders’ equity	66,864	25,799

Total liabilities and shareholders’ equity	$113,251	$54,811

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$57,412	$45,138	$130,188	$100,582
Cost of goods sold	35,999	28,953	86,153	69,165
Gross margin	21,413	16,185	44,035	31,417

Selling, general and administrative expenses	13,198	10,609	34,530	26,248
Operating profit	8,215	5,576	9,505	5,169

Interest income (expense), net	221	(62)	269	(218)
Other income	1	2	2	5
Earnings before income taxes	8,437	5,516	9,776	4,956

Provision for income taxes	3,158	2,057	3,689	1,936
Net income	$5,279	$3,459	$6,087	$3,020

Basic net income per share	$0.39	$0.31	$0.48	$0.27

Diluted net income per share	$0.37	$0.27	$0.45	$0.23

Weighted average shares outstanding, Basic	13,544,682	11,305,261	12,712,277	11,305,261

Weighted average shares outstanding , Diluted	14,300,889	13,002,503	13,461,872	12,874,073

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Employee Stock	Other Comprehensive	Retained	Receivable from
	Shares	Amount	Options	Loss	Earnings	Parent	Total
Balance at January 29, 2005	11,305	$44	$95	$—	$25,808	$(148)	$25,799
Common shares issued including tax benefit of $4,198	2,306	34,709	—	—	—	—	34,709
Stock based compensation	—	—	123	—	—		123
Costs incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Parent receivable forgiven	—	—	—	—	—	149	149
Unrealized gains and losses, net	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	6,087	—	6,087
Balance at October 29, 2005	13,611	$34,753	$218	$(2)	$31,895	$—	$66,864

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities
Net income	$6,087	$3,020
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	5,361	3,999
Deferred tax expense	(377)	(221)
Stock compensation expense	123	54
Loss on disposal of assets	33	3
Changes in operating assets and liabilities
Receivables	(2,647)	(391)
Inventory	(17,143)	(12,723)
Prepaid expenses	127	(151)
Trade accounts payable	15,816	8,533
Accrued payroll and payroll taxes	117	552
Income taxes payable	(2,611)	(534)
Other accrued liabilities	(1,920)	691
Deferred rent	385	271
Net cash provided by operating activities	$3,351	$3,103

Cash flows from investing activities
Additions to leasehold improvements and equipment	$(8,554)	$(7,583)
Purchases of marketable securities	(6,086)	—
Net cash used in investing activities	$(14,640)	$(7,583)

Cash flows from financing activities
Change in book overdraft	$(429)	$(482)
Borrowings on revolving credit facility	16,450	38,796
Payments on revolving credit facility	(16,450)	(32,971)
Proceeds from sale of stock	34,707	—
Principal payments on long-term debt	—	(544)
Net cash provided by financing activities	$34,278	$4,799

Net increase in cash and cash equivalents	$22,989	$319
Cash and cash equivalents, Beginning of period	1,026	578
Cash and cash equivalents, End of period	$24,015	$897

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$59	$218
Cash paid during the period for income taxes	2,746	2,752

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Business and Basis of Presentation

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Zumiez, Inc. and its subsidiary, Zumiez Nevada, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three and nine months ending October 29, 2005 are not necessarily indicative of the results that might be expected for fiscal 2005. For further information, refer to the Company’s financial statements and notes included in the Company’s prospectus filed on November 9, 2005.

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of October 29, 2005, the Company operated 164 stores primarily located in shopping malls, giving the Company a presence in 19 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2004” was the 52-week period ended January 29, 2005. The first nine months of fiscal 2005 was the 39-week period ended October 29, 2005. The first nine months of fiscal 2004 was the 39-week period ended October 30, 2004.

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

Initial Public Offering—In May 2005, the Company completed an initial public offering of its common stock in which the Company sold 1,875,000 shares and the Company’s selling shareholders sold 1,718,750 shares.  Net proceeds from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses.  The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of Zumiez Holdings LLC (the “Parent”), a holding company with no operating activities.  The financial position and operating results of the Parent are not included in the Company’s financial statements included in this quarterly report.  The Parent was dissolved in connection with the Company’s recently completed initial public offering.

Secondary Offering – On November 8, 2005, a secondary offering of shares of the Company’s common stock by certain of its shareholders was priced at $35.60 per share.  The offering consisted of 2,731,250 shares of common stock, including 356,250 shares that were subject to the underwriters’ over-allotment option.  All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

2.  Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the financial statements in the Company’s prospectus filed on November 9, 2005. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in that prospectus.

Restricted Cash—For the year ended January 29, 2005, restricted cash consisted of a certificate of deposit held for the lessor of the Company’s former combined home office and distribution center of $32,000 and is included in prepaid expenses and other. At October 29, 2005, the Company had no restricted cash balances.

Marketable Securities – At October 29, 2005, marketable securities, classified as available for sale, were $6 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days.  The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

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

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income, as reported	$5,279	$3,459	$6,087	$3,020
Add: Stock-based compensation expense, as reported, net of tax	26	34	77	33
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(91)	(123)	(274)	(188)
Pro forma net income (loss)	5,214	3,370	5,889	2,865
Net income (loss) per share:
Basic-as reported	$0.39	$0.31	$0.48	$0.27

Basic—pro forma	$0.38	$0.30	$0.46	$0.25

Diluted—as reported	$0.37	$0.27	$0.45	$0.23

Diluted—pro forma	$0.36	$0.26	$0.44	$0.22

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

3.  Related Party Transactions—During the nine months ended October 29, 2005, the Company paid $1,000 in fees on behalf of its Parent and LLC Holding Company, resulting in a balance of $149,000, which was forgiven and the Parent and LLC Holding Company was subsequently dissolved with the Initial Public Offering.  This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the nine months ended October 29, 2005 and October 30, 2004 the Company paid Brentwood Private Equity III, LLC a consulting fee of $53,000 and $150,000, respectively, under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering, resulting in no consulting fees for the three months ended October 29, 2005 compared to the fees per the agreement of $50,000 paid for the three months ended October 30, 2004.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net income	$5,279	$3,459
Weighted average common shares for basic net income per share	13,544,682	11,305,261
Dilutive effect of stock options	756,207	1,697,242
Weighted average common shares for diluted net income per share	14,300,889	13,002,503
Basic net income per share	$0.39	$0.31
Diluted net income per share	$0.37	$0.27

	Nine Months Ended
	October 29, 2005	October 30, 2004
Net income (loss)	$6,087	$3,020
Weighted average common shares for basic net income (loss) per share	12,712,277	11,305,261
Dilutive effect of stock options	749,595	1,568,812
Weighted average common shares for diluted net income (loss) per share	13,461,872	12,874,073
Basic net income (loss) per share	$0.48	$0.27
Diluted net income (loss) per share	$0.45	$0.23

6.  Subsequent Event

Secondary Offering – On November 8, 2005, a secondary offering of shares of the Company’s common stock by certain of its shareholders was priced at $35.60 per share.  The offering consisted of 2,731,250 shares of common stock, including 356,250 shares that were subject to the underwriters’ over-allotment option.  All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering..

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our prospectus filed on November 9, 2005 pursuant to Rule 424(b)(4) of the Securities Act and in this Form 10-Q.

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

On May 11, 2005, we completed an initial public offering of our common stock in which we sold 1,875,000 shares and our selling shareholders sold 1,718,750 shares.  Net proceeds from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses.  We intend to use the net proceeds from the offering, together with cash flow from operations, to fund new store openings, store improvements, infrastructure improvements, working capital and other general corporate purposes.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

On November 8, 2005, a secondary offering of shares of our common stock by certain of our shareholders was priced at $35.60 per share.  The offering consisted of 2,731,250 shares of common stock, including 356,250 shares that were subject to the underwriters’ over-allotment option.  All of the shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering.

General

Net sales constitute gross sales net of returns. Net sales include our in-store sales and our Internet sales and, accordingly, information in this quarterly report with respect to comparable store sales, net sales per store and net sales per square foot includes our Internet sales.  Our internet sales are and have historically been less than 1% of total sales. Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.7	64.1	66.2	68.8
Gross margin	37.3	35.9	33.8	31.2
Selling, general and administrative expenses	23.0	23.5	26.5	26.1
Operating profit	14.3	12.4	7.3	5.1
Interest income (expense), net	0.4	(0.1)	0.2	(0.2)
Other income	0.0	0.0	0.0	0.0
Earnings before income taxes	14.7	12.2	7.5	4.9
Provision for income taxes	5.5	4.6	2.8	1.9
Net income	9.2%	7.7%	4.7%	3.0%

Three Months (13 weeks) Ended October 29, 2005 Compared With Three Months (13 weeks) Ended October 30, 2004

Net Sales

Net sales increased to $57.4 million for the three months ended October 29, 2005 from $45.1 million for the three months ended October 30, 2004, an increase of $12.3 million, or 27.2%. Comparable store net sales increased by 9.8% for the three months ended October 29, 2005 compared to 9.0% for the three months ended October 30, 2004.  The increase in total net sales was due to an increase in comparable store net sales of approximately $4.4 million and an increase in net sales from non-comparable stores of approximately $7.9 million.  The increase in non-comparable store net sales was primarily due to the opening of 32 new stores subsequent to October 30, 2004. The increase at comparable stores was primarily due to higher net sales of hardgoods, men’s apparel and accessories.  For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the three months ended October 29, 2005 was $21.4 million compared with $16.2 million for the three months ended October 30, 2004, an increase of $5.2 million, or 32.3%. As a percentage of net sales, gross margin increased to 37.3% for the three months ended October 29, 2005 from 35.9% for the three months ended October 30, 2004. The increase in gross margin as a percentage of net sales was due primarily to a reduced markdown rate from prior year due to less aged inventory, improved pricing from some of our vendors due to our larger merchandise purchases and to a lesser extent, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended October 29, 2005 were $13.2 million compared with $10.6 million in the three months ended October 30, 2004, an increase of $2.6 million, or 24.4%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and increased costs associated with being a public company. As a percentage of net sales, SG&A expenses decreased to 23.0% in the three months ended October 29, 2005 from 23.5% in the three months ended October 29, 2004. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to improved leverage with fixed operating expenses offset by an increase in store payroll for new stores of $1.6 million and additional depreciation of $0.4 million.

Operating Profit

As a result of the above factors, operating profit increased by $2.6 million to $8.2 million in the three months ended October 29, 2005 compared with an operating profit of $5.6 million in the three months ended October 30, 2004. As a percentage of net sales, operating profit was 14.3% in the three months ended October 29, 2005 compared with 12.4% in the three months ended October 30, 2004.

Provision for Income Taxes

Provision for income taxes was $3.2 million for the three months ended October 29, 2005 compared with $2.1 million for the three months ended October 30, 2004.

Net Income

Net income increased by $1.8 million, or 52.6%, to $5.3 million in the three months ended October 29, 2005 from $3.5 million in the three months ended October 30, 2004. As a percentage of net sales, net income was 9.2% in the three months ended October 29, 2005 compared with 7.7% in the three months ended October 29, 2004.

Nine Months (39 weeks) Ended October 29, 2005 Compared With Nine Months (39 weeks) Ended October 30, 2004

Net Sales

Net sales increased to $130.2 million for the nine months ended October 29, 2005 from $100.6 million for the nine months ended October 29, 2004, an increase of $29.6 million, or 29.4%. Comparable store net sales increased by 10.8% for the nine months ended October 29, 2005 compared to 8.2% for the nine months ended October 30, 2004. The increase in total net sales was due to an increase in comparable store net sales of approximately $10.8 million and an increase in net sales from non-comparable stores of approximately $18.8 million. The increase in non-comparable store net sales was primarily due to the opening of 32 new stores subsequent to October 30, 2004.  The increase at our comparable stores was primarily due to higher net sales of juniors’ apparel, footwear, hardgoods and men’s apparel.  For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the nine months ended October 29, 2005 was $44.0 million compared with $31.4 million for the nine months ended October 30, 2004, an increase of $12.6 million, or 40.2%. As a percentage of net sales, gross margin increased to 33.8% for the nine months ended October 29, 2005 from 31.2% for the nine months ended October 30, 2004. The increase in gross margin as a percentage of net sales was due primarily to a reduced markdown rate from prior year due to less aged inventory, improved pricing from some of our vendors due to our larger merchandise purchases and to a lesser extent, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the nine months ended October 29, 2005 were $34.5 million compared with $26.2 million in the nine months ended October 29, 2004, an increase of $8.3 million, or 31.6%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and increased costs associated with being a public company. As a percentage of net sales, SG&A expenses increased to 26.5% in the nine months ended October 29, 2005 from 26.1% in the nine months ended October 30, 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $3.9 million and additional depreciation of $1.4 million and, to a lesser extent, additional infrastructure and administrative staff costs to support our growth, and additional costs associated with being a public company.

Operating Profit

As a result of the above factors, operating profit increased by $4.3 million to $9.5 million in the nine months ended October 29, 2005 compared with $5.2 million in the nine months ended October 30, 2004. As a percentage of net sales, operating profit was 7.3% in the nine months ended October 29, 2005 compared with 5.1% in the nine months ended October 30, 2004.

Provision for Income Taxes

Provision for income taxes was $3.7 million for the nine months ended October 29, 2005 compared with $1.9 million for the nine months ended October 30, 2004.

Net Income

Net income increased by $3.1 million to $6.1 million in the nine months ended October 29, 2005 from $3.0 million in the nine months ended October 29, 2004. As a percentage of net sales, net income was 4.7% in the nine months ended October 29, 2005 compared with 3.0% in the nine months ended October 30, 2004.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store fixtures, store remodeling, capital investments and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility.

The Registration Statement (SEC File No. 333-122865) for our initial public offering was declared effective by the Securities and Exchange Commission on May 5, 2005. We and the selling shareholders sold 1,875,000 shares and 1,718,750 shares of common stock, respectively, in the offering at a public offering price of $18.00 per share, for aggregate gross proceeds of approximately $33.8 million and $30.9 million, respectively. In connection with this offering we paid underwriters’ commissions of approximately $2.4 million and incurred offering expenses of approximately $1.7 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $29.7 million from the offering.  We did not receive any of the proceeds from the sale of the shares offered by the selling shareholders.

The significant components of our working capital are inventory and liquid assets such as cash and receivables, specifically tenant allowances and credit card receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have extended payment terms with our vendors.

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

Net cash provided by operating activities in the nine months ended October 29, 2005 was $3.4 million and $3.1 million in the nine months ended October 30, 2004, in each case cash from operating activities and an increase in operating liabilities was partially offset by an increase in inventory levels and receivables.

Net cash used in investing activities was $14.7 million in the nine months ended October 29, 2005, related to capital expenditures for new store openings and existing store renovations and purchases of marketable securities, and $7.6 million in the nine months ended October 30, 2004, related to capital expenditures for new store openings and existing store renovations.

Net cash provided by financing activities in the nine months ended October 29, 2005 was $34.3 million, primarily related to our initial public offering on May 5, 2005. Net cash provided by financing activities in the nine months ended October 30, 2004 was $4.8 million, primarily related to net borrowing under our revolving credit facility.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. As of October 29, 2005, we had no borrowings and approximately $0.7 million of letters of credit outstanding under the revolving credit facility. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (6.75% at October 29, 2005) minus a prime margin or the LIBOR rate (4.03% at October 29, 2005) plus a LIBOR margin, with the margin in each case depending on the ratio of our adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended).  The revolving credit facility will expire on July 1, 2006. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions.  Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio.  We were in compliance with all covenants at October 29, 2005.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended October 29, 2005.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments due under certain of our contractual obligations at October 29, 2005:

			Payments Due In
		2005	Fiscal Year				2010 and
	Total	(3 months)	2006	2007	2008	2009	Beyond
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$92,460	$3,139	$12,701	$12,215	$11,573	$11,530	$41,303
Total contractual cash obligations	$92,460	$3,139	$12,701	$12,215	$11,573	$11,530	$41,303

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $15.4 million and $12.3 million for the nine months ended October 29, 2005 and the nine months ended October 30, 2004, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of October 29, 2005 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At October 29, 2005, we had outstanding purchase orders to acquire merchandise from vendors for approximately $37.6 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At October 29, 2005, we had $0.7 million of letters of credit outstanding under our revolving credit facility.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business. We do not have any contractual relationships with our vendors and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, certain of our vendors sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lesser quality items, raise the prices they charge us or focus on selling their products directly. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $15.4 million and $12.3 million for the nine months ended October 29, 2005 and October 30, 2004, respectively, and, as of October 29, 2005, we were a party to operating leases requiring future minimum lease payments aggregating approximately $51.2 million through fiscal year 2009 and approximately $41.3 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

Substantially all of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, would likely result in decreased sales. Additionally, the escalation of the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we currently have only two directors who qualify as independent directors under the rules of the SEC and The Nasdaq Stock Market, and those rules require that we appoint a third independent director within one year, following our initial public offering. Any failure to appoint these additional independent directors as required by The Nasdaq Stock Market would allow The Nasdaq Stock Market to de-list our common stock and could result in adverse publicity and other sanctions, which could have a material adverse effect on our results of operations and the market value of our common stock.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At October 29, 2005, we had no borrowings outstanding under our credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 29, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f))during the quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

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

Since the completion of the offering, we have used approximately $16.5 million of the net proceeds from the offering to pay down balances on our line of credit and fund capital expenditures primarily associated with opening new stores.

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

Dated: December 13, 2005