Form 10-K
period 2006-01-28
Zumiez Inc
filed 2006-03-23
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 28, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51300

ZUMIEZ INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6300 Merrill Creek Parkway, Suite B, Everett,
Washington	98203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 551-1500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:   Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days            Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the second fiscal quarter, July 29, 2005, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately 39,046,995 using the closing sales price on that day of $34.20.

As of March 15, 2006, there were 13,629,649 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders tentatively scheduled to be held June 1, 2006, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

ZUMIEZ INC.

FORM 10-K

PART I.

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations

Comment regarding our fiscal year end: The Company’s fiscal year is based on a 52/53-week year ending on the Saturday closest to January 31. This change first became effective for fiscal year 2003, which ended on January 31, 2004.

“Zumiez,” the “Company,” “we,” “us,” “our” and similar references refer to Zumiez Inc.

Item 1.                                                           BUSINESS

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 28, 2006, we operated 174 stores primarily located in shopping malls, giving us a presence in 19 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks, joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and to serve as a destination for our customers. Most of our stores, which average approximately 2,700 square feet, feature couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. The brands we currently offer include Billabong, Burton, DC Shoe, DVS Shoes, Element, Etnies, Hurley, Quiksilver, Roxy and Volcom, among many others. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Over our 27-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as “Zumiez University.” We have:

•                  increased our store count from 64 as of the end of fiscal 2000 to 174 as of the end of fiscal 2005;

•                  improved net sales per store from approximately $1.0 million in fiscal 2000 to approximately $1.3 million in fiscal 2005, representing a compound annual growth rate of 5.4%;

•                  maintained net sales per square foot in excess of $440 for our last five fiscal years ending with fiscal 2005;

•                  increased net sales from approximately $60.8 million in fiscal 2000 to approximately $205.6 million in fiscal 2005, representing a compound annual growth rate of 27.6%;

•                  increased operating profit from $5.8 million in fiscal 2000 to $20.0 million in fiscal 2005, representing a compound annual growth rate of 28.2%; and

•                  been profitable in every fiscal year of our 27-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept. We target a large and growing population of 12 to 24 year olds, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel they wear and the equipment they use. We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit from our market’s anticipated growth.

Differentiated Merchandising Strategy. We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant action sports brands encompassing apparel, equipment and accessories. The breadth of merchandise offered at our stores exceeds that offered by many other action sports specialty stores and includes some brands and products that are available within many malls only at our stores. The action sports lifestyle includes activities that are popular at different times throughout the year, providing us the opportunity to shift our merchandise selection seasonally. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the action sports season dictates. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

Deep-rooted Corporate Culture. Our culture and brand image enable us to successfully attract and retain high quality employees who are passionate and knowledgeable about the products we sell. We place great emphasis on customer service and satisfaction, and we have made this a defining feature of our corporate culture. To preserve our culture, we strive to promote store managers from within and they are given extensive responsibility for most aspects of store level management. We provide these managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet localized customer demand.

Distinctive Store Experience. We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. Our stores are designed to reflect an “organized chaos” that we believe is consistent with many teenagers’ lifestyles. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. To further enhance our customers’ experience, most of our stores feature areas with couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates in a familiar and comfortable setting and to visit our stores more frequently. We believe that our distinctive store environment enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

Disciplined Operating Philosophy. We have an experienced senior management team, with an average of approximately 15 years of experience in retail or related industries as of the end of fiscal 2005. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity down to the individual store associate level. Our comprehensive training programs are designed to provide our managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team’s immersion in the actions sports lifestyle, supplemented with feedback from our customers, store associates and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us mitigate markdown risk.

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which is a series of interactive sports, music and lifestyle events held at various locations throughout the United States. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, and distribution of about eight million Zumiez stickers in the past calendar year. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brand. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since the end of fiscal 2002 through the year ended January 28, 2006, we have opened 77 new stores, consisting of 15 new stores in fiscal 2003, 27 new stores in fiscal 2004 and 35 new stores in the year ended January 28, 2006. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. We plan to open approximately 42 stores in fiscal 2006, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model. We plan to continue to increase the size of our average store by opening new store locations that average approximately 3,000 square feet. These larger locations will accommodate an expanded merchandise mix, while maintaining our unique in-store experience and culture.

Continuing to Generate Sales Growth through Improved Store Level Productivity. We seek to maximize our comparable store sales and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We also intend to continue to expand our brand awareness in an effort to maintain high levels of customer traffic.

Enhancing our Operating Efficiency. As we continue to expand our business and open new stores, we plan to improve our operating results by taking advantage of economies of scale in purchasing our inventory, leveraging our existing infrastructure and continually optimizing and improving our operations in areas such as inventory and supply chain management. We seek to better leverage our expenses, particularly general corporate overhead and fixed costs such as non-variable occupancy costs, through increases in both comparable store sales and total net sales.

Enhancing our Brand Awareness through Continued Marketing and Promotion. We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions and activities that embody the action sports lifestyle. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our Internet presence, designed to convey our passion for the action sports lifestyle, to increase our brand awareness. We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets.

The Action Sports Market

We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. According to Board-

Trac, a market research firm, retail sales of skateboard, snowboard and surf/bodyboard apparel, equipment and accessories in the United States were estimated to be approximately $11.5 billion in 2003. We believe that events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. The following table, which is based upon data made available by SGMA International, an industry trade group, indicates the estimated number of U.S. participants in board sports, which we define as skateboarding, snowboarding and surfing, during 2004:

Board Sport	U.S. Participants
Skateboarding	10.6 million
Snowboarding	7.1 million
Surfing	1.9 million

We believe teens and young adults are the primary participants in action sports. This concentrated interest is particularly appealing for us, as teens have significant spending power. According to Teenage Research Unlimited, a market research firm, spending by U.S. teens was projected to be $169 billion in 2004. We believe that teens enjoy shopping in malls and purchasing clothing and fashion-related merchandise.

Merchandising and Purchasing

Merchandising. Our goal is to be viewed by our customers, both young men and young women, as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, equipment and accessories, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers. Our apparel offerings include tops, bottoms, outerwear and accessories such as caps, belts and sunglasses. Our footwear offerings primarily consist of action sports related athletic shoes and sandals. Our equipment offerings, or hardgoods, include skateboards, snowboards and ancillary gear such as boots and bindings. We also offer a selection of other items, such as miscellaneous novelties and DVDs.

We seek to identify action sports oriented fashion trends as they develop and to respond in a timely manner with a relevant in-store product assortment. We strive to keep our merchandising mix fresh by continuously introducing new brands or styles in response to the evolving desires of our customers. We also take advantage of the change in action sports seasons during the year to maintain an updated product selection. Our merchandise mix may vary by region, reflecting the specific action sports preferences and seasons in different parts of the country.

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. The brands we currently offer include: Billabong, Burton, DC Shoe, DVS Shoes, Element, Etnies, Hurley, Quiksilver, Roxy and Volcom, among many others. No single brand accounted for more than 7.2% and 7.8% of our net sales in fiscal 2004 and fiscal 2005, respectively. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that are only distributed to our stores.

We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and allow us to cater to the more value-oriented customer. For fiscal 2003, 2004 and 2005, our private label merchandise represented approximately 12.6%, 12.8% and 12.9%, respectively, of our net sales.

Purchasing. Our merchandising staff consists of a general merchandising manager, planning staff and a staff of buyers and assistant buyers. Our purchasing approach focuses on quality, speed and cost in order to provide timely delivery of merchandise to our stores. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with our promotions and seasonality. Our management information systems provide us with current inventory levels at each store and for our company as a whole, as well as current selling history within each store by merchandise classification and by style. We purchase most of our branded merchandise from domestic vendors.

Our merchandising staff remains in tune with the action sports culture by participating in action sports, attending relevant events and concerts, watching action sports related programming and reading action sports publications. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data by category and brand down to the stock keeping unit, or “SKU” (an identification used for inventory tracking purposes), level, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors. As part of our feedback collection process, our merchandise team receives merchandise requests from both customers and store associates and meets with our store managers two to three times per year to discuss current customer trends.

We purchase our private label merchandise from independent third parties with the expertise to source through foreign manufacturers in Asia. We have cultivated our private brand sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to buy high-quality private label goods at favorable costs.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. We process all of our merchandise through our distribution center in Everett, Washington. At this facility, merchandise is inspected, entered into our computer system, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or segregated in our e-commerce fulfillment area for delivery to our Internet customers. A significant percentage of our merchandise is currently pre-ticketed by our vendors, which allows us to ship merchandise more quickly, reduces labor costs and enhances our inventory management. We continue to work with our vendors to increase the percentage of pre-ticketed merchandise. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship merchandise to our stores. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

Stores

As of January 28, 2006, we operated 174 stores with an average of approximately 2,700 square feet per store in 19 states. All of our stores are leased and substantially all are located in shopping malls of different types. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

The following store list shows the number of stores we operated in each state as of January 28, 2006:

State	Number of Stores
Alaska	2
Arizona	10
California	36
Colorado	13
Idaho	5
Illinois	9
Iowa	1
Minnesota	10
Montana	4
Nevada	4
New Jersey	4
New Mexico	4
New York	22
Oregon	11
Texas	3
Utah	11
Washington	22
Wisconsin	2
Wyoming	1

As of January 28, 2006, approximately 75% of our stores had been opened or remodeled within the previous five years, and all of our stores except one had been opened or remodeled within the previous ten years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last four fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2001	17	1	80
2002	19	—	99
2003	15	1	113
2004	27	—	140
2005	35	1	174

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers and reflects an “organized chaos” that is consistent with many teenagers’ lifestyles. Our stores feature an industrial look with concrete floors and open ceilings, dense merchandise displays, action sports focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Most of our stores have couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. To further enhance our customers’ experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and are able to offer superior customer service and expertise. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

As of January 28, 2006, our stores averaged 2,700 square feet. We have been, and plan to continue, opening new stores that average 3,000 square feet, slightly larger than our historical average size. These larger stores are intended to enable us to offer an expanded merchandise selection while maintaining our distinctive store environment.

Expansion Opportunities and Site Selection. Since the end of fiscal 2002, we have opened 77 stores to enhance our position in existing markets and to enter into new markets, to build our brand awareness and to capitalize on our successful store model. We plan to open 42 new stores in fiscal 2006 and to continue to open a significant number of new stores in future years. Our new store openings are planned in both existing and new markets.

In selecting a location for a new store, we target high-traffic mall space with suitable demographics and favorable lease terms. We seek locations near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We generally locate our stores in malls in which other teen-oriented retailers have performed well. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall. We have currently identified a significant number of potential sites for new stores in malls with appropriate market characteristics.

We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our new stores opened during fiscal 2004 generated average net sales of approximately $1.0 million during their first full year of operations. On average, our net investment to open these stores was approximately $350,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. However, our net investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2004, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for the stores we opened in fiscal 2004.

Store Management, Operations and Training. We believe that our success is dependent in part on our ability to attract, train, retain and motivate qualified employees at all levels of our organization. We have developed a corporate culture that we believe empowers the individual store managers to make store-level business decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for employees, as evidenced by a significant number of our store managers that began their careers with us as store associates.

Our store operations are currently organized into regions and districts. Each region is managed by a regional manager, responsible for approximately 50 stores. We employ one district sales manager per district, responsible for the sales and operations of approximately 10 stores. Each of our stores is typically staffed with one store manager, one or more assistant managers and two or more store associates, depending on the season. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

We provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home office, we give our store managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers, such as our “Zumiez Managers Retreat,” to improve both operational expertise and supervisory skills. Our comprehensive training programs are offered at the store, regional and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our regional, district and store managers are compensated in part based on the sales volume of the store or stores they manage.

Our store associates generally have an interest in the action sports lifestyle and are knowledgeable about our products. Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates. Our store associates receive extensive training from their managers to improve their product expertise and selling skills. We evaluate our store associates weekly on measures such as sales per hour, items per transaction and dollars per transaction to ensure consistent productivity, to reward top performers, and to identify potential training opportunities. We provide sales incentives for store associates such as sales-based commissions in addition to hourly wages and our annual “Zumiez 100K” event, which recognizes outstanding sales performance in a resort setting that combines recreation and education. These and other incentive programs are designed to promote a competitive, yet fun, corporate culture that is consistent with the action sports lifestyle we seek to promote.

Internet Operations. We use our website primarily as an information source for our customers. Our website provides current information on our upcoming events and promotions, store locations and merchandise selection. We also sell products directly through our website, although Internet sales currently comprise, and are expected to continue to comprise, a small portion of our overall net sales. In fiscal 2003, fiscal 2004 and fiscal 2005, Internet sales represented less than 1% of our total net sales.

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which give our customers an opportunity to experience and participate in the action sports lifestyle. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market such as Transworld Snowboarding and Transworld Skateboarding, interactive contest sponsorships that actively involve our customers with our brands and products, and the distribution of about eight million Zumiez stickers in the past calendar year. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular teenage personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In 2005 our Zumiez Couch Tour completed a twelve city tour across the United States. Advertising expense was approximately $295,000, $235,000 and $250,000 in fiscal 2003, 2004 and 2005, respectively.

Management Information Systems

Our management information systems provide integration of store, merchandising, distribution, financial and human resources functions. We use software licensed from ANT USA for merchandise planning and software licensed from CRS Retail, recently acquired by Epicor, that is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making and sales audit functions. Our financial systems are licensed from ACCPAC and Best FAS and are used for general ledger, accounts payable, payroll, budgeting, financial reporting and asset management. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current growth plans.

Sales are updated daily in our merchandising reporting systems by polling sales information from each store’s point-of-sale, or “POS,” terminals. Our POS system consists of registers providing processing of retail transactions, price look-up, time and attendance and e-mail. Sales information, inventory tracking and payroll hours are uploaded to our central host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores through automated nightly two-way electronic communication with each store. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

In addition to our home office staff, each of our regional and district managers can access relevant business information, including current and historical sales by store, district and region, transaction information and payroll data.

Competition

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., Anchor Blue Clothing Company, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Inc., Hollister Co., Hot Topic, Inc., Old Navy, Inc., Pacific Sunwear of California, Inc., The Buckle, Inc., The Wet Seal, Inc. and Urban Outfitters, Inc. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick’s Sporting Goods, Inc., Sport Chalet, Inc. and The Sports Authority Inc., which operates stores under the brand names Sports Authority, Gart Sports, Oshman’s and Sportmart; and Internet retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture. However, some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. See “Item 1A Risk Factors—We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.”

Trademarks

“Zumiez,” “Free World,” “O-Three” and “Limelight” are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are currently in the process of filing an application to register the “Empyre”, “Empyre Girl” and “ALab” marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks. We also own numerous domain names which have been registered with Corporation for Assigned Names and Numbers.

Employees

As of January 28, 2006, we employed approximately 554 full-time and approximately 1,719 part-time employees, of which approximately 202 were employed at our home office and approximately 2,071 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2005, varied from between approximately 881 and 2,509 part-time employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Our principal website address is www.zumiez.com  We make available at this address under investor relations, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.                                                  RISK FACTORS

Investing in our securities involves a high degree of risk.  The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward—looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward—looking statements.  Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our President and Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Brenda I. Morris, and our General Merchandising Manager, Lynn K. Kilbourne. None of our employees, except Mr. Brooks, has an employment agreement with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004, and 2005, respectively, and, as of January 28, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $60.9 million through fiscal year 2010 and approximately $32.3 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We have a $20 million revolving credit facility with Bank of America, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness or certain lease obligations outside the ordinary course of business; (2) enter into sale/leaseback transactions; (3) make certain changes in our management; and (4) undergo a change in ownership. In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and  inventory to debt ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

Sales from private label merchandise accounted for 12.9% of our net sales in fiscal 2005. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

Over the past several years, we have made improvements to our existing hardware and software systems, as well as implemented new systems. If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses which could impact our financial results. In addition, as discussed below, we will be required to improve our financial and managerial controls, reporting systems and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Failure to successfully integrate any businesses or stores that we acquire could have an adverse impact on our results of operations and financial performance.

We may from time to time acquire other retail stores, individually or in groups, or businesses. We may experience difficulties in assimilating any stores or businesses we may acquire, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or if such acquisitions fail to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and result in unanticipated accounting charges that would impair financial performance.

The outcome of litigation could have a material adverse effect on our business.

We are involved, from time to time, in litigation incidental to our business. Management believes, after considering a number of factors and the nature of the legal proceedings to which we are subject, that the outcome of current litigation is not expected to have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

Our Internet operations subject us to numerous risks that could have an adverse effect on our results of operations.

Although Internet sales constitute a small portion of our overall sales, our Internet operations subject us to certain risks that could have an adverse effect on our operational results, including:

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

We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, will cause us to incur significant costs and expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we expect to incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

In addition, we currently have only three directors who qualify as an independent director under the rules of the SEC and The Nasdaq Stock Market, and those rules require that a majority of our directors be independent on or before May 6, 2006, one year following our initial public offering. Any failure to appoint such additional independent directors or otherwise comply with the majority independence requirement by this deadline would allow The Nasdaq Stock Market to de-list our common stock and could result in adverse publicity and other sanctions, which could have a material adverse effect on our results of operations and the market value of our common stock.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting by the time our annual report for fiscal 2006 is due and thereafter. This process will require us to document our internal controls over financial reporting and to potentially make significant changes thereto. As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price.

Item 2.                                                           PROPERTIES

In early February 2005, we completed our move from the 49,000 square foot combined home office and distribution center that we occupied since 1994 to a new 87,000 square foot combined home office and distribution center, both in Everett, Washington. We occupy the new facility under a lease expiring in July 2012. We have an option to extend the term of this lease for up to two additional five-year periods. All of our stores, encompassing approximately 475,000 total square feet as of January 28, 2006, are occupied under operating leases. The store leases range for a term of five to ten years and we are generally responsible for payment of property taxes and utilities, common area maintenance and marketing fees.

Item 3.                                                           LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 8 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under “Litigation” under Commitments and Contingencies).

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended January 28, 2006.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)              Market Information

Our common stock has traded on the Nasdaq National Market under the symbol “ZUMZ” since it began trading on May 6, 2005. Our initial public offering was priced at $18.00 per share on May 5, 2005. The following table sets forth, for the periods indicated, the high and low last reported sales prices for our common stock on the Nasdaq National Market for the periods presented:

Fiscal 2005	High	Low
Second Fiscal Quarter (commencing May 6, 2005 through July 30, 2005)	$34.38	$23.12
Third Fiscal Quarter (July 31, 2005 through October 29, 2005)	$34.79	$28.69
Fourth Fiscal Quarter (October 30, 2005 through January 28, 2006)	$50.95	$34.14

b) Holders of the Corporation’s Capital Stock

We had approximately 19 shareholders of record as of March 15, 2006.

c) Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

d) Recent Sales of Unregistered Securities

None

e) Issuer Purchases of Equity Securities

None

f) Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-122865), relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 5, 2005 and we completed our initial public offering on May 11, 2005. We received net proceeds from the offering of approximately $29.2 million, after payment of underwriting discounts and commissions and offering expenses. Since the completion of the offering, we have used approximately $20.3 million to pay down balances on our line of credit and fund capital expenditures associated with opening new stores.

Item 6.                                                           SELECTED FINANCIAL INFORMATION

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Through and including December 31, 2002, our fiscal year ended on December 31 and was the same as the calendar year. Subsequent to December 31, 2002, we changed our fiscal year to end on the Saturday closest to January 31 and, as a result, the following tables include financial data as of and for the one month ended February 1, 2003, which was the one month transition period following the end of the fiscal year ended December 31, 2002 and prior to the beginning of the fiscal year ended January 31, 2004. Each fiscal year ending subsequent to December 31, 2002 consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Our fiscal years ended December 31, 2001 and 2002, January 31, 2004, January 29, 2005 and January 28, 2006 each consisted of 52 weeks. In this document, we refer to the fiscal year ended January 31, 2004 as “fiscal 2003”, to the fiscal year ended January 29, 2005 as “fiscal 2004” and to the fiscal year ended January 28, 2006 as “fiscal 2005”.

The selected statement of operations data for the fiscal year ended January 31, 2004, the fiscal year ended January 29, 2005 and the fiscal year ended January 28, 2006 and the selected balance sheet data as of January 29, 2005 and January 28, 2006 are derived from our audited financial statements, which are included elsewhere in this document. The selected statement of operations data for the fiscal years ended December 31, 2001 and 2002 and the one month ended February 1, 2003 and the selected balance sheet data as of December 31, 2001 and 2002 and February 1, 2003 are derived from our audited financial statements not included in this document.

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	December 31, 2001	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$84,735	$101,391	$6,392	$117,857	$153,583	$205,589
Cost of goods sold	57,534	71,017	4,575	81,320	103,152	132,811
Gross margin	27,201	30,374	1,817	36,537	50,431	72,778
Selling, general and administrative expenses	20,470	23,404	2,013	29,076	38,422	52,730
Operating profit (loss)	6,731	6,970	(196)	7,461	12,009	20,048
Interest expense	(322)	(317)	(12)	(293)	(250)	648
Other income (expense)	(3)	148	—	8	8	(1)
Earnings (loss) before income taxes	6,406	6,801	(208)	7,176	11,767	20,695
Provision (benefit) for income taxes(1)	—	1,096	(39)	2,701	4,500	7,844
Net income (loss)	$6,406	$5,705	$(169)	$4,475	$7,267	$12,851
Net income (loss) per share
Basic	$0.63	$0.49	$(0.01)	$0.40	$0.64	$0.99
Diluted	$0.50	$0.42	$(0.01)	$0.35	$0.56	$0.94
Weighted average shares outstanding
Basic	10,132,983	11,547,012	11,305,261	11,305,261	11,305,261	12,939,837
Diluted	12,718,806	13,581,579	11,305,261	12,811,855	12,938,858	13,688,342

(1)          For fiscal 2001 and for a portion of fiscal 2002 ended November 3, 2002, we were treated as a Subchapter S corporation for federal income tax purposes and, as a result, we were exempt from paying federal and state income taxes for those periods. As a result, our results of operations for fiscal 2001 do not reflect any provision for income taxes and our provision for income taxes for fiscal 2002 reflects a provision for only the last two months of fiscal 2002. Accordingly, our provision for income taxes and our total and per share net income for fiscal 2001 and 2002 are not comparable to our provision for income taxes and our total and per share net income for the subsequent periods reflected in this table.

	December 31, 2001	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$645	$7,722	$482	$578	$1,026	43,001
Working capital	1,108	(556)	(455)	2,975	4,756	47,357
Total assets	28,180	42,608	36,003	41,558	54,811	114,411
Total long term obiligations	2,237	1,955	1,935	2,613	5,576	9,129
Total shareholders’ equity	11,916	14,136	13,967	18,438	25,799	73,684

	Fiscal Year Ended		One Month Ended	Fiscal Year Ended
	December 31, 2001	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006
	(Dollars in thousands except net sales per square foot)
Other Financial Data:
Gross margin percentage(1)	32.1%	30.0%	28.4%	31.0%	32.8%	35.4%
Capital expenditures	$7,500	$7,186	$42	$5,937	$11,060	$13,386
Depreciation	$2,348	$3,571	$332	$4,185	$5,857	$7,535
Store Data:
Number of stores open at end of period	80	99	99	113	140	174
Comparable store sales increase (decrease)(2)(3)	20.2%	(1.1)%	(5.8)%	4.3%	9.6%	14.2%

Net sales per store(3)(4)	$1,203	$1,105	$65	$1,131	$1,195	$1,314
Total square footage at end of period(5)	194,651	247,476	247,476	288,784	371,864	475,646
Average square footage per store at end of period(6)	2,433	2,500	2,500	2,556	2,656	2,718
Net sales per square foot(3)(7)	$506	$443	$26	$448	$457	$488

(1)	Gross margin percentage represents gross margin divided by net sales.

(2)

Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year or, in the case of the one month ended February 1, 2003, by comparison to comparable store sales for the one month ended February 2, 2002. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales.

(3)

Comparable store sales, net sales per store and net sales per square foot include our in-store sales and our Internet sales. Our Internet sales represented less than 1.0% of our total net sales in each of the periods presented.

(4)

Net sales per store represents net sales for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the period divided by the number of months in the period.

(5)	Total square footage at end of period includes retail selling, storage and back office space.

(6)

Average square footage per store at end of period is calculated on the basis of the total square footage at end of period, including retail selling, storage and back office space, of all stores open at the end of the period.

(7)

Net sales per square foot represents net sales for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the period divided by the number of months in the period.

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors”. See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of the Annual Report on Form 10-K.

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 28, 2006, we operated 174 stores primarily located in shopping malls, giving us a presence in 19 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks, joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

Our net sales increased from approximately $60.8 million in fiscal 2000 to approximately $205.6 million in fiscal 2005, a compound annual growth rate of 27.6%. Net sales for fiscal 2005 increased by $52.0 million, or 33.9%, over net sales for fiscal 2004. Over the past five fiscal years ended January 28, 2006, we increased our store base from 64 to 174 and our comparable store net sales increased an average of 9.44% per fiscal year. As of January 28, 2006, we operated 174 stores that averaged approximately 2,700 square feet per store.

We intend to expand our presence as a leading action sports lifestyle retailer by opening new stores and continuing to generate sales growth through improved store level productivity. We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations, and our strategy is to continue to open stores in both new and existing markets. We plan to open 42 new stores in fiscal 2006 and to continue to open a significant number of new stores in future years. Through our merchandising and marketing efforts, we have generally been successful in increasing the level of net sales in our existing stores and we will seek to continue such increases going forward.

We believe that we have developed an economically compelling store model. Our new stores opened during fiscal 2004 generated average net sales of approximately $1.0 million during their first full year of operations. On average, our net investment to open these stores was approximately $350,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. However, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2004, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for stores we opened in fiscal 2004. See “Business—Stores.”

In any given period, our overall gross margin may be impacted by changes in the margins of the various products we offer as well as changes in the relative mix of revenues from the different categories of apparel and hardgoods products that we sell. We believe our ability to effectively manage our gross margin despite these factors is evidenced by the relative stability of our gross margin as a percentage of net sales over the last five fiscal years. Over the past five fiscal years, our annual gross margin as a percentage of our net sales has ranged from a low of 30.0% to a high of 35.4%. We achieved these results while continuing to adjust our merchandise mix to respond to changing consumer preferences and market conditions. A number of other factors may also positively or negatively impact our gross margins and results of operations, including, but not limited to:

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

One of our ongoing goals is to leverage our expenses, particularly general corporate overhead and fixed costs such as non-variable occupancy costs, through increases in both comparable store sales and total net sales. At the store level, our strategy is to increase comparable store sales in an effort to improve operating results by spreading our store level fixed costs over increased net sales per comparable store. We also seek to increase our total net sales, both through increases in comparable store sales and by opening new stores, in an effort to better leverage our corporate level expenses and decrease our general and administrative expenses as a percentage of our net sales.

General

Net sales constitute gross sales net of returns. Net sales include our in-store sales and our Internet sales and, accordingly, information herein with respect to comparable store sales, net sales per store and net sales per square foot includes our Internet sales. For fiscal 2000 through fiscal 2005, Internet sales represented less than 1% of our annual net sales. Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, that store remains in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.

In early February 2005, we completed our move from the 49,000 square foot combined home office and distribution center we had leased since 1994 to a newly leased 87,000 square foot combined home office and distribution center. As a result, we experienced a slight increase in our distribution and warehousing costs, which are included as a component of our costs of goods sold, in fiscal 2005. We expect to leverage this facility in fiscal 2006 due to added capacity.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses. We expect that our selling, general and administrative expenses will, as described below, increase in future periods due in part to increased expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002.

We recognized stock-based compensation expense of approximately $95,000 in fiscal 2004 and $165,000 in fiscal 2005. As a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which will become effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. Accordingly, our results of operations in future periods will be adversely affected by this additional stock-based compensation expense. For more information regarding the implementation of SFAS 123R, see “—Recently Issued Accounting Pronouncements” below.

Our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on our business, operating results and financial condition.

We have and will continue to incur significant additional legal, accounting, insurance and other expenses as a result of being a public company, which will adversely affect our results of operations, perhaps materially. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will result in significant legal and accounting costs in the future. See “Item 1A Risk Factors—We will incur significant expenses as a result of being a public company, which will negatively impact our financial performance” and “—Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.”

We may take steps, such as increased promotional activities, to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations. Please refer to “Item 1A Risk Factors—Our failure to adequately anticipate a correct mix of private label merchandise may have a material adverse effect on our business.”

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.0	67.2	64.6
Gross margin	31.0	32.8	35.4
Selling, general and administrative expenses	24.7	25.0	25.6
Operating profit	6.3	7.8	9.8

Interest income (expense)	(0.2)	(0.1)	0.3
Earnings before income taxes	6.1	7.7	10.1
Provision for income taxes	2.3	2.9	3.8
Net income	3.8%	4.8%	6.3%

Fiscal Year Ended January 28, 2006 Compared with Fiscal Year Ended January 29, 2005

Net Sales

Net sales increased to $205.6 million for fiscal 2005 from $153.6 million for fiscal 2004, an increase of $52.0 million, or 33.9%. This increase in total net sales was due to an increase in comparable store net sales of approximately $21.7 million and an increase in net sales from non-comparable stores of approximately $30.3 million. We sometimes refer to stores that are not comparable stores as “non-comparable stores.” For information as to how we define comparable stores, see “—General” above.

Comparable store net sales increased by 14.2% in fiscal 2005 compared to fiscal 2004. This increase was primarily due to higher net sales of men’s apparel, juniors’ apparel and accessories at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 35 new stores subsequent to the end of fiscal 2004.

Gross Margin

Gross margin for fiscal 2005 was $72.8 million compared with $50.4 million for fiscal 2004, an increase of $22.4 million, or 44.4%. As a percentage of net sales, gross margin increased to 35.4% in fiscal 2005 from 32.8% in fiscal 2004. The increase in gross margin as a percentage of net sales was due primarily to the increase in net sales for fiscal 2005 compared to fiscal 2004, which allowed us to leverage certain fixed costs, primarily non-variable occupancy costs, over greater total net sales, improved pricing from some of our vendors due to our larger merchandise purchases and reduced freight costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in fiscal 2005 were $52.7 million compared with $38.4 million in fiscal 2004, an increase of $14.3 million, or 37.2%. This increase was primarily the result of costs associated with operating new stores, increases in infrastructure and administrative staff to support our growth and the costs of being a public company, including accounting fees, legal fees, printing expenses and other related expenses. As a percentage of net sales, SG&A expenses increased to 25.6% in fiscal 2005 from 25.0% in fiscal 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $6.0 million and additional depreciation of $1.5 million and, public company costs of $2.0 million, and to a lesser extent, additional infrastructure and administrative staff costs to support our growth. Our year over year costs, without the newly incurred public company costs would have resulted in a decrease in SG&A expenses as a percentage of net sales. We expect that in fiscal 2006, our SG&A expenses will decline as a percentage of net sales.

Operating Profit

As a result of the above factors, operating profit increased by $8.0 million, or 66.9%, to $20.0 million in fiscal 2005 from $12.0 million in fiscal 2004. As a percentage of net sales, operating profit was 9.8% in fiscal 2005 compared with 7.8% in fiscal 2004.

Provision for Income Taxes

Provision for income taxes was $7.8 million for fiscal 2005 compared with $4.5 million for fiscal 2004. The effective tax rate was 37.9% for fiscal 2005 compared with 38.3% for fiscal 2004.

Net Income

Net income increased by $5.6 million, or 76.8%, to $12.9 million in fiscal 2005 from $7.3 million in fiscal 2004. As a percentage of net sales, net income was 6.3% in fiscal 2005 compared with 4.8% in fiscal 2004.

Fiscal Year Ended January 29, 2005 Compared with Fiscal Year Ended January 31, 2004

Net Sales

Net sales increased to $153.6 million for fiscal 2004 from $117.9 million for fiscal 2003, an increase of $35.7 million, or 30.3%. This increase in total net sales was due to an increase in comparable store net sales of approximately $11.3 million and an increase in net sales from non-comparable stores of approximately $24.4 million.

Comparable store net sales increased by 9.6% in fiscal 2004 compared to fiscal 2003. This increase was primarily due to higher net sales of footwear, snowboard hardgoods, juniors’ apparel and accessories at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 27 new stores subsequent to the end of fiscal 2003.

Gross Margin

Gross margin for fiscal 2004 was $50.4 million compared with $36.5 million for fiscal 2003, an increase of $13.9 million, or 38.0%. As a percentage of net sales, gross margin increased to 32.8% in fiscal 2004 from 31.0% in fiscal 2003. The increase in gross margin as a percentage of net sales was due primarily to the increase in net sales for fiscal 2004 compared fiscal 2003, which allowed us to leverage certain fixed costs, primarily non-variable occupancy costs, over greater overall net sales, improved pricing from some of our vendors due to our larger merchandise purchases and reduced freight and distribution costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in fiscal 2004 were $38.4 million compared with $29.1 million in fiscal 2003, an increase of $9.3 million, or 32.1%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth. As a percentage of net sales, SG&A expenses increased to 25.0% in fiscal 2004 from 24.7% in fiscal 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll for new stores of $3.3 million and additional depreciation of $1.6 million and, to a lesser extent, additional infrastructure and administrative staff costs to support our growth, which increased at a faster rate than our net sales.

Operating Profit

As a result of the above factors, operating profit increased by $4.5 million, or 61.0%, to $12.0 million in fiscal 2004 from $7.5 million in fiscal 2003. As a percentage of net sales, operating profit was 7.8% in fiscal 2004 compared with 6.3% in fiscal 2003.

Provision for Income Taxes

Provision for income taxes was $4.5 million for fiscal 2004 compared with $2.7 million for fiscal 2003. The effective tax rate was 38.2% for fiscal 2004 compared with 37.6% for fiscal 2003.

Net Income

Net income increased by $2.8 million, or 62.4%, to $7.3 million in fiscal 2004 from $4.5 million in fiscal 2003. As a percentage of net sales, net income was 4.8% in fiscal 2004 compared with 3.8% in fiscal 2003.

Seasonality and Quarterly Results

As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences. As a result, we have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our comparable store sales and operating results. Our net sales and operating results are typically lower in the first and second quarters of our fiscal year, while the winter holiday and back-to-school periods historically have accounted for the largest percentage of our annual net sales. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

The following table sets forth selected unaudited quarterly statement of operations data for the periods indicated. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere herein. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal Year Ended January 29, 2005				Fiscal Year Ended January 28, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Statement of Operations Data
Net sales	$24,829	$30,615	$45,138	$53,001	$33,369	$39,407	$57,412	$75,401
Gross margin	$6,131	$9,101	$16,185	$19,014	$9,847	$12,774	$21,413	$28,744
Operating profit (loss)	$(930)	$523	$5,576	$6,840	$17	$1,272	$8,215	$10,544
Net income (loss)	$(678)	$239	$3,459	$4,247	$(40)	$848	$5,279	$6,764
Basic net income (loss) per share	(0.06)	0.02	0.31	0.37	(0.00)	0.06	0.39	0.50
Diluted net income (loss) per share	(0.06)	0.02	0.27	0.32	(0.00)	0.06	0.37	0.47
Number of stores open at end of period	118	129	132	140	146	150	164	174
Comparable store sales increase	8.3%	6.8%	9.0%	12.5%	12.1%	11.3%	9.8%	20.7%

Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal quarter to comparable store sales for the same fiscal quarter in the prior fiscal year. Comparable store sales are based on net sales and stores are considered comparable beginning on the first anniversary of the first day of operations. See “—General” above for more information about how we compute comparable store sales.

Liquidity and Capital Resources

Our primary capital requirements are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility.

In May 2005, we completed an initial public offering of our common stock in which we sold 1,875,000 shares and certain selling shareholders sold 1,718,750 shares. We received net proceeds from the offering of approximately $29.2 million, after payment of underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders.

The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, specifically credit card receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have payment terms with our vendors.

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2006, we expect to spend approximately $19.1 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 42 new stores we plan to open in fiscal 2006, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2006 will not be different from the number of stores we plan to open, or that actual fiscal 2006 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities in fiscal 2005 was $21.1 million, primarily related to income from operations. Net cash provided by operating activities in fiscal 2004 was $16.4 million, primarily related to income from operations and an increase in accrued liabilities, partially offset by an increase in inventory levels. Net cash provided by operating activities in fiscal 2003 was $7.0 million, primarily related to income from operations, partially offset by an increase in inventory levels and a decrease in accounts payable.

Net cash used in investing activities was $51.7 million in fiscal 2005, primarily related to net purchases of marketable securities and capital expenditures for new store openings and existing store renovations. Net cash used in investing activities was $11.1 million in fiscal 2004 and $5.9 million in fiscal 2003, in each case primarily related to capital expenditures for new store openings and existing store renovations.

Net cash provided from financing activities in the fiscal 2005 was $34.3 million, primarily related to proceeds from our initial public offering on May 5, 2005. Net cash used in financing activities in fiscal 2004 was $4.9 million, primarily related to the decrease in our book overdraft. Our book overdraft represents checks that we have issued to pay accounts payable but that have not yet been presented for payment. Net cash used in financing activities in fiscal 2003 was $942,000, primarily related to net repayments of borrowing under our revolving credit facility and net repayments of long-term debt.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at January 29, 2005 or January 28, 2006. The Company had open letters of credit of $671,000 at January 29, 2005 and $374,000 at January 28, 2006. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (7.25% at January 28, 2006) minus a prime margin ranging from 0.75% to 0.10% or the LIBOR rate (4.54% at January 28, 2006) plus a LIBOR margin ranging from 1.40% to 2.15%, in each case depending on the ratio of the Company’s adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended). The revolving credit facility will expire on July 1, 2006. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions. Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and an inventory to debt ratio.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended January 28, 2006. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations and the amount of those payments due in future periods as of January 28, 2006:

	Retail Stores	Home Office	Total
Fiscal 2006	$12,664	$404	$13,068
Fiscal 2007	12,123	460	12,583
Fiscal 2008	11,472	473	11,945
Fiscal 2009	11,423	486	11,909
Fiscal 2010	10,895	499	11,394
Thereafter	31,568	732	32,300
	$90,145	$3,054	$93,199

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004, and 2005, respectively.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of January 28, 2006 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles in the United States (“GAAP”). We presently do not have any non-cancelable purchase commitments. At January 28, 2006, we had outstanding purchase orders to acquire merchandise from vendors for approximately $38.9 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At January 28, 2006, we had $374,000 of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years.

Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At January 28, 2006, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Critical Accounting Policies and Estimates

In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. We believe our most critical accounting estimates and assumptions are in the following areas:

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

Stock-based compensation. We account for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. We comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which requires fair value recognition for employee stock-based compensation.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in fiscal 2006. The effect of adopting this statement is not expected to be significant to our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004)” (“FAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based payments using APB 25, “Accounting for Stock Issued to Employees” and generally requires that such transactions be accounted for using a fair value method. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays SFAS 123R compliance for public companies.

Under the SEC rule, the provisions of this statement are effective for public companies for annual periods beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of fiscal 2006. We have not yet determined which transaction method we will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and will increase the compensation expense that would otherwise have been recognized in accordance with APB 25. In addition, outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets.” This statement refines the measurement of exchanges of non-monetary assets between entities. The provisions of this statement are effective for fiscal periods beginning after June 15, 2005 and became effective for us beginning with the third quarter of fiscal 2005. Historically, we have not transacted significant exchanges of non-monetary assets, but future such exchanges would be accounted for under the standard Our adoption of this statement in fiscal 2005 did not have a material impact on our results of operations, financial position or cash flow.

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

The Financial Accounting Standards Board has published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Historically, we have not had conditional asset retirement obligations, but future transactions will be accounted for under the standard. Our adoption of this statement in fiscal 2005 did not have a material impact on our results of operations, financial position or cash flow.

In September 2005, the Emerging Issues Task Force issued abstract no. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. This issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.  Historically, we have not had such improvements and therefore do not expect this issue to have a material impact on results of operations, financial position or cash flow.

Risk Factors, Issues and Uncertainties

Please refer to the information set forth under Item 1A above for a discussion of risk factors, issues and uncertainties that our business faces.

Item 7A.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or

LIBOR, we are exposed to market risk related to changes in interest rates. At January 28, 2006, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Item 8.                                                           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements.”

Item 9.                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                                                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 28, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                  OTHER INFORMATION

None.

PART III

Item 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding our directors and executive officers is presented under the headings “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Officers,” in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 28, 2006, and is incorporated herein by this reference thereto.

Item 11.                EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the headings “Executive Compensation” and “Aggregate Option/SAR Exercises and Year End Option/SAR Value” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Year 2005 and 2004” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.                                                    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS.

a)              Exhibits and Consolidated Financial Statements

1.               Consolidated Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.               The Exhibit Index is found on the next page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.

/s/ Richard M. Brooks		3/22/06
Signature		Date
By:	Richard M. Brooks, Jr., President and Chief Executive Officer, Director

/s/ Brenda I. Morris		3/22/06
Signature		Date
By:	Brenda I. Morris, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas D. Campion	3/22/06	/s/ William M. Barnum, Jr.	3/22/06
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director

/s/ Thomas E. Davin	3/22/06	/s/ Steven W. Moore	3/22/06
Signature	Date	Signature	Date
Thomas E. Davin, Director		Steven W. Moore, Director

/s/ Gerald F. Ryles	3/22/06	/s/ Matthew L. Hyde	3/22/06
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Matthew L. Hyde, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zumiez Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Zumiez Inc. and its subsidiary at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington

March 21, 2006

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 29, 2005	January 28, 2006

Assets
Current assets
Cash and cash equivalents	$1,026	$4,737
Marketable securities	—	38,264
Receivables	1,911	3,746
Inventory	23,230	30,559
Prepaid expenses and other	1,166	711
Deferred tax assets	859	938
Total current assets	28,192	78,955
Leasehold improvements and equipment, net	26,619	35,456
Total assets	$54,811	$114,411

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,240	$18,623
Book overdraft	429	—
Accrued payroll and payroll taxes	2,561	4,388
Income taxes payable	2,611	3,309
Current portion of deferred rent and tenant allowances	1,045	900
Other accrued liabilities	5,550	4,378
Total current liabilities	23,436	31,598
Long-term deferred rent and tenant allowances, less current portion	4,065	7,595
Deferred tax liabilities	1,511	1,534
Total liabilities	$29,012	$40,727

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding at January 29, 2005 and January 28, 2006	—	—
Common stock, no par value, 50,000,000 shares authorized; 11,305,261 and 13,629,649 shares issued and outstanding at January 29, 2005 and January 28, 2006, respectively	44	34,770
Employee stock options	95	260
Accumulated other comprehensive loss	—	(5)
Retained earnings	25,808	38,659
Receivable from parent	(148)	—
Total shareholders’ equity	25,799	73,684
Total liabilities and shareholders’ equity	$54,811	$114,411

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Net sales	$117,857	$153,583	$205,589
Cost of goods sold	81,320	103,152	132,811
Gross margin	36,537	50,431	72,778

Selling, general and administrative expenses	29,076	38,422	52,730
Operating profit	7,461	12,009	20,048

Interest income (expense)	(293)	(250)	648

Other income (expense)	8	8	(1)
Earnings before income taxes	7,176	11,767	20,695

Provision for income taxes	2,701	4,500	7,844
Net income	$4,475	$7,267	$12,851

Basic net income per share	$0.40	$0.64	$0.99

Diluted net income per share	$0.35	$0.56	$0.94

Weighted average shares outstanding
Basic	11,305,261	11,305,261	12,939,837
Diluted	12,811,855	12,938,858	13,688,342

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Employee	Other		Receivable
	Common Stock		Stock	Comprehensive	Retained	from
	Shares	Amount	Options	Loss	Earnings	Parent	Total
Balance at February 1, 2003	11,305	$44	$—	$—	$14,066	$(143)	$13,967
Cost incurred on behalf of parent	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	4,475	—	4,475
Balance at January 31, 2004	11,305	$44	$—	$—	$18,541	$(147)	$18,438
Stock based compensation	—	—	95	—	—	—	95
Cost incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	7,267	—	7,267
Balance at January 29, 2005	11,305	$44	$95	$—	$25,808	$(148)	$25,799
Common shares issued through initial public offering	1,875	29,191	—	—	—	—	29,191
Exercise of common stock options, including tax benefit of $4,457	450	5,535	—	—	—	—	5,535
Stock based compensation	—	—	165	—	—	—	165
Cost incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Parent receivable forgiven	—	—	—	—	—	149	149
Unrealized gains and losses, net	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	12,851	—	12,851
Balance at January 28, 2006	13,630	$34,770	$260	$(5)	$38,659	$—	$73,684

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006

Cash flows from operating activities
Net income	$4,475	$7,267	$12,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,185	5,857	7,535
Deferred tax benefit (expense)	804	(16)	(56)
Stock compensation expense	—	95	165
Loss on disposal of assets	33	126	33
Changes in operating assets and liabilities
Receivables	(272)	(872)	(1,835)
Inventory	(1,957)	(1,456)	(6,307)
Prepaid expenses	(79)	(771)	455
Trade accounts payable	(2,423)	995	6,361
Accrued payroll and payroll taxes	449	952	1,827
Income taxes payable	826	765	698
Other accrued liabilities	564	3,397	(1,024)
Deferred rent	370	48	383
Net cash provided by operating activities	$6,975	$16,387	$21,086
Cash flows from investing activities
Additions to leasehold improvements and equipment	$(5,937)	$(11,060)	$(13,386)
Purchases of marketable securities	—	—	(72,651)
Sales and maturities of marketable securities	—	—	34,365
Net cash used in investing activities	$(5,937)	$(11,060)	$(51,672)
Cash flows from financing activities
Change in book overdraft	$1,690	$(4,035)	$(429)
Borrowings on revolving credit facility	25,620	37,852	19,750
Payments on revolving credit facility	(27,165)	(38,152)	(19,750)
Proceeds from sale of stock	—	—	34,726
Principal payments on long-term debt	(1,087)	(544)	—
Net cash provided by (used in) financing activities	$(942)	$(4,879)	$34,297
Net increase in cash and cash equivalents	$96	$448	$3,711
Cash and cash equivalents
Beginning of period	482	578	1,026
End of period	$578	$1,026	$4,737
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$265	$250	$61
Cash paid during the period for income taxes	1,172	3,812	2,746

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature and Ownership of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 28, 2006, the Company operated 174 stores primarily located in shopping malls, giving the Company a presence in 19 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Change in Ownership—Effective November 4, 2002, 95% of the shares of the Company were transferred to Zumiez Holdings LLC (the “Parent”) in exchange for cash, the redemption of a note receivable and the creation of two notes payable to two of the shareholders (the “Transaction”). In connection with the Transaction, the Company entered into common stock redemption agreements with two shareholders. Pursuant to the terms of the redemption agreements with these shareholders, the Company redeemed 1,485,651 shares of its common stock held by one shareholder for an aggregate purchase price of approximately $7.7 million, which amount was paid by the Company through delivery of a note payable for approximately $6.2 million and the cancellation of a $1.5 million note receivable and the Company redeemed 159,095 shares of common stock held by the other shareholder for an aggregate purchase price of approximately $829,000, which amount was paid by the Company through delivery of a note payable for approximately $829,000. Each of these notes payable has been paid in full.

Also on November 4, 2002, approximately 43% of the Parent was sold to certain affiliates (the “Brentwood Affiliates”) of Brentwood Private Equity III, LLC, a private equity firm, for approximately $25.3 million, of which approximately $17.1 million was distributed to two of the original shareholders of the Company. The Transaction did not result in a change in the operating control of the Company. While the Brentwood Affiliates have certain protective rights regarding their investment in the Parent, and therefore the Company, two of the Company’s shareholders continue to serve in the function of the primary operating roles of the Company Chairman and Chief Executive Officer. In fiscal 2002, 2003 and 2004 the Company paid Brentwood Private Equity III, LLC consulting fees of $31,000, $200,000 and $200,000, respectively, under a Corporate Development and Administrative Services Agreement.

As part of the Transaction, the Company also authorized 20,000,000 shares of preferred stock, with a no par value. Subsequent to January 1, 2003 and prior to March 1, 2004, the Company had the right to require the Brentwood Affiliates to purchase at least $5.0 million, but no more than $10.0 million in the aggregate, of preferred stock. The Company did not exercise this right and no preferred stock was issued.

Also effective November 4, 2002, the Company terminated its Subchapter S tax election and elected to be taxed as a Subchapter C corporation under the Internal Revenue Code. As a result, the Company has been subject to federal and state income taxes beginning as of November 4, 2002. Prior to this date, the shareholders were taxed on the earnings of the Company on their personal income tax returns, in accordance with Subchapter S of the Internal Revenue Code. Therefore, no provision for income taxes or deferred taxes is recorded in these financial statements for operating results through November 3, 2002. Upon the conversion to a Subchapter C corporation, the Company recorded a net deferred tax asset of $373,000.

In May 2005, the Company completed an Initial Public Offering which terminated the agreements described above.

Fiscal Year— The Company uses a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2004” was the 52-week period ended January 29, 2005. The first nine months of fiscal 2005 was the 39-week period ended October 29, 2005.

Reincorporation — On April 29, 2005, the Company reincorporated in the State of Washington from the State of Delaware. In connection with the reincorporation, the Company filed new articles of incorporation and adopted new bylaws. The new articles of incorporation changed the Company’s common stock from $0.01 par value per share to no par value per share and increased the Company’s authorized capital stock.

Initial Public Offering — In May 2005, the Company completed an initial public offering of its common stock in which the Company sold 1,875,000 shares and certain selling shareholders sold 1,718,750 shares. The Company received net proceeds from the offering of approximately $29.2 million, after payment of underwriting discounts and commissions and offering expenses. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of the Parent, a holding company with no operating activities. The financial position and operating results of the Parent are not included in the Company’s financial statements included herein. In connection with the completion of the initial public offering, the Parent was dissolved.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Zumiez, Inc. and its subsidiary, Zumiez Nevada, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

2.  Summary of Significant Accounting Policies

Comprehensive Income—Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. There was no difference between net income and comprehensive income for fiscal 2003 and 2004. Comprehensive income for fiscal 2005 was $12,846,000 comprised of $12,851,000 of net income and $5,000 of net unrealized losses on our available-for-sale securities.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical insurance reserve and the expected useful lives of fixed assets. Actual results could differ from those estimates.

Concentration of Risk—The Company maintains its cash and cash equivalents in accounts with one major financial institution in the United States of America, in the form of demand deposits, certificates of deposits and money market accounts. Deposits in this bank may exceed the amounts of federal deposit insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are primarily derived from credit card purchases from customers and are typically settled within one to two days.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash—At January 29, 2005, restricted cash consisted of a certificate of deposit held for the lessor of the Company’s former combined home office and distribution center of $32,000 and is included in prepaid expenses and other. At January 28, 2006, the Company had no restricted cash balances.

Receivables—Consist primarily of tenant allowances and credit card transactions that remain outstanding at the end of the period. The Company does not extend credit to its customers, except through third-party credit cards.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology and inventory costs are removed on a first-in, first-out. Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value. The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant and the Company does not adjust the historical carrying value of merchandise inventories upwards based on actual sales experience.

Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the lease term (generally 7-10 years), whichever is shorter. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the statement of operations.

Valuation of Long-Lived Assets—The Company has adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 29, 2005 and January 28, 2006, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, the long-term debt and the revolving credit facility approximate the fair value because these financial instruments have floating interest rates which reflect current market conditions.

Deferred Rent, Rent Expense and Tenant Allowances—The Company occupies its retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. The Company straight-lines and recognizes its rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention. For certain locations, the Company receives cash tenant allowances and has reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments.

Income Taxes—The provision for income taxes includes both current and deferred tax expenses. Current tax expense is the amount associated with current operating results. The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary difference between the carrying amounts and the tax bases of the assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax asserts to the amount expected to be realized.

Revenue Recognition—Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders placed through the Company’s website as both title and risk of loss have transferred. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The Company reports shipping revenues and costs within sales and cost of goods sold, respectively. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return reserves were insignificant for all periods presented. The Company offers a return policy of generally 30 days.

The Company does not extend credit to customers, except through third-party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

The Company records a liability when gift cards are issued and recognizes revenue when gift cards are redeemed. The Company has the right to assess gift card dormancy fees, but has historically not done so.

The Company presents its merchandise assortment as a percentage of net sales for the following categories: “Men’s”, which includes men’s apparel; “Women’s”, which includes women’s apparel; and “Accessories and Other”, which includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for each of the aforementioned categories for fiscal 2003, fiscal 2004 and fiscal 2005 was as follows:

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006
Men’s	29.6%	32.1%	30.0%
Women’s	16.4	16.0	17.0
Accessories and Other	54.0	51.9	53.0
Total	100.0%	100.0%	100.0%

Cost of Goods Sold—Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs. This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at the home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which the Company’s competitors or other retailers compute their selling, general and administrative expenses. The Company does receive insignificant amounts of cash consideration from vendors which have been reported as a reduction of expenses as the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

Advertising—The Company expenses advertising costs as incurred. Advertising expenses are net of sponsorships. Advertising expense was approximately $295,000, $235,000 and $250,000 in fiscal 2003, 2004 and 2005, respectively.

Net Income per Share—Basic net income per common share is computed using the weighted average number of shares outstanding. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1,506,595, 1,633,597 and 748,505 in fiscal 2003, 2004 and 2005, respectively, were used in the calculation of diluted net income per common share.

Stock Compensation—The Company has stock-based employee compensation plans, which are described further in note 6. The Company accounts for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which requires fair value recognition for employee stock-based compensation.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006
Net income, as reported	$4,475	$7,267	$12,851
Add: Stock-based compensation expense, as reported, net of tax	—	59	102
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(118)	(313)	(362)
Pro forma net income	4,357	7,013	12,591

Net income per share:

Basic—as reported	$0.40	$0.64	$0.99
Basic—pro forma	$0.39	$0.62	$0.97
Diluted—as reported	$0.35	$0.56	$0.94
Diluted—pro forma	$0.34	$0.54	$0.92

Merchandise Risk—The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

Recent accounting pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in fiscal 2006. The effect of adopting this statement is not expected to be significant to the Company’s financial position and results of operations.

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

Under the SEC rule, the provisions of this statement are effective for public companies for annual periods beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of fiscal 2006. The Company has not yet determined which transaction method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods and will increase the compensation expense that would otherwise have been recognized in accordance with APB 25. In addition, outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets.” This statement refines the measurement of exchanges of non-monetary assets between entities. The provisions of this statement are effective for fiscal periods beginning after June 15, 2005 and became effective for the Company beginning with the third quarter of fiscal 2005. Historically, the Company has not transacted significant exchanges of non-monetary assets, but future such exchanges would be accounted for under the standard. The Company’s adoption of this statement in fiscal 2005 did not have a material impact on our results of operations, financial position or cash flow.

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

The Financial Accounting Standards Board has published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Historically, the Company has not had conditional asset retirement obligations, but future transactions will be accounted for under the standard. The Company’s adoption of this statement in fiscal 2005 did not have a material impact on our results of operations, financial position or cash flow.

In September 2005, the Emerging Issues Task Force issued abstract no. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. This issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.  The Company has not had any such improvements during the fiscal years ended January 29, 2005 and January 28, 2006. Historically, the Company has not had such improvements and therefore does not expect this issue to have a material impact on results of operations, financial position or cash flow.

3.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consist of the following:

	January 29, 2005	January 28, 2006
	(In thousands)
Leasehold improvements and other equipment	$29,706	$38,452
Computer equipment	4,179	5,780
Fixtures and other	13,875	19,203
	47,760	63,435
Less accumulated depreciation	(21,141)	(27,979)
	$26,619	$35,456

Depreciation expense on leasehold improvements and equipment was $4.2 million, $5.9 million and $7.5 million for fiscal 2003, 2004 and 2005, respectively.

4.  Long-Term Debt

In May 2003 the Company entered into an agreement for a new revolving credit facility of $20,000,000. The revolving credit facility has a $7,500,000 sub-limit for the issuance of letters of credit with 180 day maximum maturity. The outstanding borrowings under the revolving credit facility were $300,000 at January 31, 2004. The Company also had open letters of credit of $447,000 at January 31, 2004.

In September 2004 the Company entered into a loan modification agreement to the existing revolving credit facility. The loan modification agreement reduced certain applicable interest rates and extended the maturity date of the revolving credit facility to July 1, 2006. The borrowing capacity can be increased to $25.0 million if the Company requests and if the Company is in compliance with certain provisions. There were no outstanding borrowings under the revolving credit facility at January 29, 2005 or January 28, 2006. The Company had open letters of credit of $671,000 at January 29, 2005 and $374,000 at January 28, 2006. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (7.25% at January 28, 2006) minus a prime margin ranging from 0.75% to 0.10% or the LIBOR rate (4.54% at January 28, 2006) plus a LIBOR margin ranging from 1.40% to 2.15%, in each case depending on the ratio of the Company’s adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended). The Company’s obligations under the revolving credit facility are secured by almost all of its personal property, including, among other things, inventory, equipment and fixtures. The Company must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days each year. The revolving credit facility also contains financial covenants that require the Company to meet specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and inventory to debt ratio. The Company was in compliance with all covenants at January 28, 2006 and for the year then ended.

5.  Income Taxes

The components of deferred income taxes are:

	January 29, 2005	January 28, 2006
	(In thousands)
Deferred tax assets
Deferred rent	$1,891	$3,313

Inventory	784	989
Employee benefits, including stock based compensation	202	281
Total deferred tax assets	2,877	4,583
Deferred tax liabilities
Property and equipment	(3,437)	(4,948)
Prepaid expenses	(92)	(231)
Total deferred tax liabilities	(3,529)	(5,179)
Net deferred tax liability	$(652)	$(596)

The components of the provision (benefit) for income taxes are:

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006
	(In thousands)
Current
Federal	$1,526	$3,831	$7,243
State	371	685	1,334
Total current	1,897	4,516	8,577
Deferred
Federal	740	(21)	(656)
State	64	5	(77)
Total deferred	804	(16)	(733)
Provision for income taxes	$2,701	$4,500	$7,844

The reconciliation of the income tax provision at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows for the fiscal year ended:

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006
Expected U.S. federal income taxes at statutory rates	34.0%	34.0%	35.0%
State and local income taxes, net of federal effect	3.4	3.9	4.0
Permanent differences	0.2	0.5	0.6
Other	—	(0.1)	(1.7)
	37.6%	38.3%	37.9%

6.  Stock Options

During fiscal 1997, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”) to provide for the granting of nonqualified stock options to executive officers and key employees of the Company as determined by a committee of the Company’s board of directors, the 1993 Plan Committee (the “Committee”).

The date of grant, option price, vesting period and other terms specific to options granted under the 1993 Plan are determined by the Committee. All stock options granted under the 1993 Plan vest over a fixed period and expire no later than ten years from the date of grant. No additional awards may be made under the 1993 Plan. Prior to fiscal 2004, the option price for all options granted was equal to the fair market value of the Company’s common stock at the date of grant.

During fiscal 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by a committee of the Company’s board of directors, the 2004 Plan Committee. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has authorized 3,682,793 shares of common stock for issuance under the 2004 Plan. The Company does not plan on making any new stock option grants under the 2004 Plan.

The Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”) on January 24, 2005 and the Company’s shareholders approved it on April 27, 2005. Unless sooner terminated by the Board, the 2005 Plan will terminate on the day before the tenth anniversary of the date that the 2005 Plan was approved by the Company’s shareholders. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights, which may be granted to the Company’s employees (including officers), directors and consultants.

The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan will not exceed 2,925,000 plus (1) the number of shares that are subject to awards under the 2005 Plan, the 1993 Plan or the 2004 Plan that have been forfeited or repurchased by us or that have otherwise expired or terminated, (2) at our option, the number of shares that were reserved for issuance under the 2004 Plan but that were not subject to a grant under such plan at the completion of the Company’s initial public offering in May 2005, and (3) an annual increase on the first business day of each fiscal year such that the total number of shares available for issuance under the 2005 Plan shall equal 15% of the total number of shares of common stock outstanding on such business day; provided, that with respect to such annual increase, the Board may designate a lesser number of additional shares or no additional shares during such fiscal year. In no event, however, will the aggregate number of shares available for award under the 2005 Plan exceed 4,387,500 shares. As a result of this limitation on the aggregate number of shares available for award under the 2005 Plan, of the 3,307,297 shares of the Company’s common stock that were reserved for issuance under our 2004 Plan but that were not subject to grants under that plan at the completion of the initial public offering, up to 1,462,500 shares may currently be added to the shares of common stock that may be issued pursuant to awards granted under the 2005 Plan pursuant to clause (2) of the first sentence of this paragraph; however, the Company does not currently intend to add any of those shares to the 2005 Plan.

As of January 28, 2006, no options to purchase shares of common stock were outstanding and no shares had been issued under the 2005 Plan.

During fiscal 2004, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded stock-based compensation for the difference between the exercise price of the stock options and the fair market value of the Company’s stock at the grant date. During the fiscal 2004 and 2005, the Company recorded stock-based compensation of $95,000 and $165,000, respectively, related to these options. Stock-based compensation expense is currently recognized over the vesting period of the awards, generally five to eight years. Excluding the impact of the adoption of FAS 123R, future compensation expense to be recognized through fiscal 2012 associated with these grants will be $796,000.

All grants of stock options have been to employees of the Company. The fair values of the options granted under the Plan and the 2004 Plan were estimated using the minimum-value method with the assumptions from the table below:

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Dividend yield	—%	—%
Average expected life (in years):	5.00	6.77
Average risk-free interest rate:
Expected lives—Eight years	—%	3.97%
Expected lives—Five years	3.30%	3.41%

No stock options were granted during fiscal 2005.

The following table summarizes stock option activity:

	Fiscal Year Ended
	January 31, 2004		January 29, 2005		January 28, 2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of fiscal year	1,452,828	$2.25	1,533,700	$2.47	1,855,397	$3.54
Options granted during the fiscal year	134,670	5.21	400,119	7.73	—	—
Options exercised during the fiscal year	—	—	—	—	(449,388)	(2.40)
Options forfeited during the fiscal year	(53,798)	(3.55)	(78,422)	(3.92)	—	—
Options outstanding at end of fiscal year	1,533,700	$2.47	1,855,397	$3.54	1,406,009	$3.91
Weighted-average fair value of options granted during the fiscal year		$0.71		$2.27		N/A
Options exercisable	672,693	$1.77	860,057	$2.03	660,911	$2.43

The following table summarizes information concerning outstanding and exercisable options at January 28, 2006:

			Options
	Options Outstanding		Exercisable
		Weighted-Average
		Remaining
Exercise Price	Number of Options	Contractual Life	Number of Options
$0.46	176,374	1.9	176,374
2.17	449,741	3.3	301,794
3.55	334,545	5.6	119,350
5.21	79,534	7.3	18,123
7.73	365,815	8.4	45,270
Total	1,406,009		660,911

7.  Related Party Transactions

During fiscal 2004, the Company paid $1,000 in fees on behalf of the Parent. At January 29, 2005, due to additional such payments by the Company, the Company had a balance of fees receivable from Parent of $148,000. This amount is reported in shareholders’ equity. During fiscal 2005, the Company paid $1,000 in fees on behalf of its Parent, resulting in a balance of $149,000, which was forgiven and the Parent was subsequently dissolved in connection with the Company’s initial public offering. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

In fiscal 2003, 2004 and 2005 the Company paid Brentwood Private Equity III, LLC a consulting fee of $200,000, $200,000 and $53,000, respectively, under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering.

8.  Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations. In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. During fiscal 2004, the Company entered into a lease for a new combined home office and distribution center under a noncancelable operating lease agreement that expires in July 2012, with two renewal options. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease.

Rent expense, including common area maintenance and other occupancy costs, was $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004, and 2005, respectively.

Future minimum commitments (in thousands) on all leases at January 28, 2006 are as follows:

	Retail Stores	Home Office	Total
Fiscal 2006	$12,664	$404	$13,068
Fiscal 2007	12,123	460	12,583
Fiscal 2008	11,472	473	11,945
Fiscal 2009	11,423	486	11,909
Fiscal 2010	10,895	499	11,394
Thereafter	31,568	732	32,300
	$90,145	$3,054	$93,199

Purchase Commitments—The Company had outstanding purchase orders to acquire merchandise from vendors for approximately $38.9 million at January 28, 2006. These purchases are expected to be financed by cash flows from operations and the Company’s revolving credit facility. The Company has an option to cancel such commitments with no notice prior to shipment.

Litigation—The Company is involved from time to time in litigation incidental to its business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation. Management believes, after considering a number of factors and the nature of the contingencies to which the Company is subject, that the outcome of these contingencies will not have a material adverse effect upon the results of operations or financial condition of the Company.

Insurance Reserves—The Company is responsible for medical insurance claims up to a specified aggregate amount. The Company maintains a reserve for estimated medical insurance claims based on historical claims experience and other estimated assumptions. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential claims.

Employment Agreement—The Company has an employment agreement in place with a key employee. The agreement provides that if the Company terminates the employee’s employment without cause or if he terminates his employment for good reason, the employee could be entitled to continue to receive his base salary up to a maximum commitment of $315,000.

10.  Employee Benefit Plans

The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. The Company’s 401(k) matching and profit-sharing contributions are discretionary and are determined annually by the Company. The Company contributed $55,000, $125,000, and $225,000 to the plan during fiscal 2003, 2004 and 2005, respectively.

The Company offers an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase the Company’s common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period. The ESPP provides for six month offering periods commencing on October 1 and April 1 of each year. Employees can contribute up to 15% of their pay but may not exceed $25,000 in a calendar year. The maximum number of shares an employee may purchase during an offering period is 2,000 shares. Employees are eligible to participate in the ESPP if they work at least 20 hours a week and at least five months in a calendar year.

11.  Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Net income	$4,475	$7,267	$12,851
Weighted average common shares for basic net income per share	11,305,261	11,305,261	12,939,837
Dilutive effect of stock options	1,506,594	1,633,597	748,505
Weighted average common shares for diluted net income per share	12,811,855	12,938,858	13,688,342
Basic net income per share	$0.40	$0.64	$0.99
Diluted net income per share	$0.35	$0.56	$0.94

12.  Subsequent Events

On March 15, 2006 the Company declared a 2-for-1 stock split, to be effected in the form of a share dividend. Shareholders of record as of March 29, 2006 will receive a dividend of one share of common stock for each share held on April 19, 2006.

The effect of the stock split on net income per share is in the pro forma amounts in the following table (in thousands, except per share data):

	unaudited Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006
Net income, as reported	$4,475	$7,267	$12,851
Pro Forma net income per share:

Basic—as reported	$0.40	$0.64	$0.99
Basic—pro forma	$0.20	$0.32	$0.50
Diluted—as reported	$0.35	$0.56	$0.94
Diluted—pro forma	$0.17	$0.28	$0.47

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
3.2	Bylaws. [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.1

Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.2

Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated August 2, 2004. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.3

Executive Agreement, dated as of November 4, 2002 between Zumiez Inc. and Richard M. Brooks. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.4

Carrier Agreement between United Parcel Service Inc. and Zumiez Inc. dated July 4, 2005. [Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.5	Zumiez Inc. 1993 Stock Option Plan. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.7	Zumiez Inc. 2005 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.9

Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
10.11

Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

21.1	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on October 18, 2005 (file No. 333-129101)]
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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

Copies of Exhibits may be obtained upon request directed to Brenda I. Morris, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and many are available at the SEC’s website found at www.sec.gov.