Form 10-Q
period 2006-04-29
Zumiez Inc
filed 2006-06-13
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.
(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of Common Stock outstanding as of June 13, 2006 was 27,538,101 shares.

ZUMIEZ INC.

FORM 10-Q
TABLE OF CONTENTS

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	April 29, 2006	January 28, 2006
Assets
Current assets
Cash and cash equivalents	$1,770	$4,737
Marketable Securities	36,254	38,264
Receivables	3,869	3,746
Inventory	38,095	30,559
Prepaid expenses and other	336	711
Deferred tax assets	1,093	938
Total current assets	81,417	78,955

Leasehold improvements and equipment, net	37,415	35,456
Total assets	$118,832	$114,411

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$21,161	$18,623
Accrued payroll and payroll taxes	3,311	4,388
Income taxes payable	71	3,309
Current portion of deferred rent and tenant allowances	978	900
Other accrued liabilities	7,359	4,378
Total current liabilities	32,880	31,598

Long-term deferred rent and tenant allowances, less current portion	8,186	7,595
Deferred tax liabilities	1,252	1,534
Total long term liabilities	9,438	9,129

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 27,357,481 shares issued and outstanding at April 29, 2006 and 27,259,297 issued and outstanding at January 28, 2006	36,780	35,031
Accumulated Other Comprehensive Loss	(33)	(5)
Retained earnings	39,767	38,658
Total shareholders’ equity	76,514	73,684

Total liabilities and shareholders’ equity	$118,832	$114,411

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$47,785	$33,369
Cost of goods sold	32,519	23,522
Gross margin	15,266	9,847

Selling, general and administrative expenses	13,796	9,830
Operating profit	1,470	17

Interest income (expense), net	352	(44)
Other income	—	15
Earnings (loss) before income taxes	1,822	(12)

Provision for income taxes	713	28
Net income (loss)	$1,109	$(40)

Basic net income (loss) per share	$0.04	$0.00

Diluted net income (loss) per share	$0.04	$0.00

Weighted average shares outstanding, Basic	27,272,799	22,610,522

Weighted average shares outstanding , Diluted	28,631,942	22,610,522

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2006	27,259	$35,031	$(5)	$38,658	$73,684
Common shares issued including tax benefit of $972	98	1,412	—	—	1,412
Stock-based compensation expense	—	337	—	—	337
Unrealized gains and losses, net	—	—	(28)	—	(28)
Net income	—	—	—	1,109	1,109
Balance at April 29, 2006	27,357	$36,780	$(33)	$39,767	$76,514

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities
Net income (loss)	$1,109	$(40)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	2,259	1,664
Deferred tax expense	(436)	(245)
Stock compensation expense	337	40
Loss on disposal of assets	1	139
Changes in operating assets and liabilities
Receivables	(123)	(385)
Inventory	(8,370)	(6,692)
Prepaid expenses	375	(1,075)
Trade accounts payable	3,371	2,252
Accrued payroll and payroll taxes	(1,077)	(650)
Income taxes payable	(3,238)	(2,511)
Other accrued liabilities	2,981	(2,311)
Excess tax benefit on stock options	972	—
Deferred rent	19	179
Net cash used in operating activities	$(1,820)	$(9,635)

Cash flows from investing activities
Additions to leasehold improvements and equipment	$(3,546)	$(2,798)
Purchases of marketable securities	(36,242)	—
Sales and maturities of marketable securities	38,201	—
Net cash used in investing activities	$(1,587)	$(2,798)

Cash flows from financing activities
Change in book overdraft	$—	$2,492
Borrowings on revolving credit facility	—	16,450
Payments on revolving credit facility	—	(6,250)
Proceeds from exercises of stock options	440	—
Net cash provided by financing activities	$440	$12,692

Net increase (decrease) in cash and cash equivalents	$(2,967)	$259
Cash and cash equivalents, Beginning of period	4,737	1,026
Cash and cash equivalents, End of period	$1,770	$1,285

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$33
Cash paid during the period for income taxes	3,497	2,785

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of April 29, 2006, the consolidated statement of operations for the three-months ended April 29, 2006 and April 30, 2005, and the consolidated statement of cash flows for the three-months ended April 29, 2006 and April 30, 2005.

The financial data at January 28, 2006 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC, (collectively, “the Company”). All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications—Certain prior-period balances may have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net income (loss), assets or liabilities in either period presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three months ending April 29, 2006 are not necessarily indicative of the results that might be expected for fiscal 2006. For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2006.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of April 29, 2006, the Company operated 179 stores primarily located in shopping malls, giving the Company a presence in 19 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2005” was the 52-week period ended January 28, 2006. The first three months of fiscal 2006 was the 13-week period ended April 29, 2006. The first three months of fiscal 2005 was the 13-week period ended April 30, 2005. “Fiscal 2006” is the 53-week period ending February 3, 2007.

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

On March 15, 2006, the Company’s Board of Directors approved a two for one stock split of the Company’s common stock that was effected by a share dividend and became effective April 19, 2006. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the stock split.

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

Initial Public Offering—In May 2005, the Company completed an initial public offering of its common stock in which the Company sold 3,750,000 shares and the Company’s selling shareholders sold 3,437,500 shares. Net proceeds from the offering received by the Company totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of Zumiez Holdings LLC (the “Parent”), a holding company with no operating activities. The financial position and operating results of the Parent are not included in the Company’s financial statements included in this quarterly report. The Parent was dissolved in connection with the Company’s initial public offering.

Secondary Offering—In November 2005, a secondary offering of shares of the Company’s common stock by certain of its shareholders was completed. The offering consisted of 5,462,500 shares of common stock, including 712,500 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the financial statements in the Company’s Form 10-K filed on March 23, 2006. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in that annual report.

Marketable Securities—At April 29, 2006, marketable securities, classified as available for sale, were $36.0 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

Stock Compensation Effective January 29, 2006 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company’s initial public offering on May 5, 2005.

Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.

The fair values of the options granted after the effective date were estimated using the Black-Scholes valuation model with the assumptions from the table below:

Quarter Ended
April 29, 2006
Dividend yield	—%
Volatility rate	35.00%
Forfeiture rate	8.00%
Average expected life (in years):
Expected lives—Eight years	6.38
Expected lives—Five years	6.00
Average risk-free interest rate:	4.74%

The following table summarizes the Company’s stock option activity for the quarter ended April 29, 2006 (in thousands except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Options outstanding at January 28, 2006	2,812	$1.95
Options granted during the quarter	463	27.31
Options exercised during the quarter	(88)	(1.44)
Options outstanding at April 29, 2006	3,187	5.65
Options exercisable at April 29, 2006	1,303	1.33

The Company recorded $337,104 of total stock-based compensation expense for the three-month period ended April 29, 2006 as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three-month period ended April 30, 2005, the Company recorded $41,110 in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of April 29, 2006 are not directly comparable to the same period in the prior year.

At April 29, 2006, there was approximately $4,799,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately eight years.

The Company accounts for unvested stock-based employee compensation arrangements granted prior to the initial public offering on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. For these awards, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended
	April 29, 2006	April 30, 2005
Net income, as reported	$1,109	$(40)
Add: Stock-based compensation expense, as reported, net of tax	205	25
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(237)	(98)
Pro forma net income (loss)	1,077	(113)
Net income (loss) per share:
Basic-as reported	$0.04	$0.00

Basic—pro forma	$0.04	$(0.01)

Diluted—as reported	$0.04	$0.00

Diluted—pro forma	$0.04	$(0.01)

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

In June 2005 EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, was ratified by the FASB. The EITF reached a consensus on two issues, that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition, and that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The consensus should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after the FASB ratification on June 29, 2005. On September 28, 2005 the FASB ratified a modification to clarify that the application does not apply to preexisting leasehold improvements. The Company amortizes leasehold improvements per the guidance set forth in this consensus.

3. Related Party Transactions—During the three months ended April 30, 2005, the Company paid $1,000 in fees on behalf of its Parent, which subsequently was dissolved with the initial public offering. At April 30, 2005, with the additional payments by the Company on behalf of the Parent, the balance of $149,000 was deemed uncollectible and forgiven by the Company. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the quarter ended April 30, 2005 the Company paid Brentwood Private Equity III, LLC a consulting fee of $50,000 under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering.

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

5. Net Income Per Share, Basic and Diluted

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R). Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options. Basic and diluted net loss per share is the same for the three months ended April 30, 2005 because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock. Total common stock options not included in the calculation of diluted earnings per share were 3,710,791 for the three months ended April 30, 2005.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	April 29, 2006	April 30, 2005
Net income	$1,109	$(40)
Weighted average common shares for basic net income per share	27,272,799	22,610,522
Dilutive effect of stock options	1,359,143	—
Weighted average common shares for diluted net income per share	28,631,942	22,610,522
Basic net income per share	$0.04	$0.00
Diluted net income per share	$0.04	$0.00

6. Subsequent Event

Entry into a Material Definitive Agreement—On May 16, 2006, the Company entered into an Equity Purchase Agreement (“EPA”) to acquire all outstanding equity interests of Action Concepts Fast Forward, Ltd. (“Fast Forward”). The EPA provides that the transaction will close upon the satisfaction of the terms and conditions set forth in the EPA. Upon closing of this transaction, expected in the second fiscal quarter of 2006, the Company will pay the sellers approximately $14.0 million in cash less the amount of debt assumed in the transaction. We cannot assure you that the transaction will close by this date or at all or that the terms of the transaction will not change.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 23, 2006 and in this Form 10-Q.

Forward-looking statements are based on our expectations regarding net sales, selling, general and administrative expenses, profitability, financial position, business strategy, new store openings, and plans and objectives of management. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us and our business, industry, markets and consumers, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among others, those described in “Risk Factors” and elsewhere in this quarterly report and in the Form 10-K referred to in the preceding paragraph.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company” and similar references mean Zumiez Inc. and its consolidated subsidiary, unless otherwise expressly stated or the context otherwise requires.

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

In May 2005, we completed an initial public offering of our common stock in which we sold 3,750,000 shares and our selling shareholders sold 3,437,500 shares. Net proceeds received by us from the offering totaled approximately $29.7 million, after payment of underwriters’ commissions and offering expenses. We intend to use the remaining net proceeds from the offering, together with cash flow from operations, to fund new store openings, store improvements, infrastructure improvements, working capital and other general corporate purposes. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

In November 2005, a secondary offering of shares of our common stock by certain of our shareholders was completed. The offering consisted of 5,462,500 shares of common stock, including 712,500 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering.

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

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values. Declines in projected store cash flow could result in the impairment of assets.

Accounting for Income Taxes. As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of April 29, 2006. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which the Company does business

Stock-based compensation. Effective January 29, 2006 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company’s initial public offering on May 5, 2005.

Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.

The Company recorded $337,104 of total stock-based compensation expense for the three-month period ended April 29, 2006 as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three-month period ended April 30, 2005, the Company recorded $41,110 in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of April 29, 2006 are not directly comparable to the same period in the prior year.

The Company accounts for unvested stock-based employee compensation arrangements granted prior to the initial public offering on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. For these awards, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of goods sold	68.1	70.5
Gross margin	31.9	29.5
Selling, general and administrative expenses	28.9	29.4
Operating profit (loss)	3.1	0.1
Interest income (expense), net	0.7	(0.1)
Other income	0.0	—
Earnings (loss) before income taxes	3.8	0.0
Provision (benefit) for income taxes	1.5	0.1
Net income (loss)	2.3%	(0.1)%

Three Months (13 weeks) Ended April 29, 2006 Compared With Three Months (13 weeks) Ended April 30, 2005

Net Sales

Net sales increased to $47.8 million for the three months ended April 29, 2006 from $33.4 million for the three months ended April 30, 2005, an increase of $14.4 million, or 43.2%. Comparable store net sales increased by 19.7% for the three months ended April 29, 2006 compared to the three months ended April 30, 2005, and 12.1% for the three months ended April 30, 2005 compared to the three months ended May 1, 2004. The increase in total net sales was due to an increase in comparable store net sales of approximately $6.6 million and an increase in net sales from non-comparable stores of approximately $7.8 million. The increase in non-comparable store net sales was primarily due to the opening of 34 new stores subsequent to April 30, 2005. The increase in comparable stores was primarily due to higher net sales of  men’s apparel and accessories. For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the three months ended April 29, 2006 was $15.3 million compared with $9.8 million for the three months ended April 30, 2005, an increase of $5.5 million, or 55.0%. As a percentage of net sales, gross margin increased to 31.9% for the three months ended April 29, 2006 from 29.5% for the three months ended April 30, 2005. The increase in gross margin as a percentage of net sales was due primarily to improved pricing from some of our vendors due to our larger merchandise purchases, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales, and a reduced markdown rate from prior year due to less aged inventory.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended April 29, 2006 were $13.8 million compared with $9.8 million in the three months ended April 30, 2005, an increase of $4.0 million, or 40.3%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and increased costs associated with being a public company. As a percentage of net sales, SG&A expenses decreased to 28.9% in the three months ended April 29, 2006 from 29.5% in the three months ended April 30, 2005. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to improved leverage on fixed operating expenses offset by an increase in store payroll for new stores of $1.9 million and additional depreciation of $0.5 million. We expect that our SG&A expenses as a percentage of net sales will be lower in fiscal 2006 than in fiscal 2005, although there can be no assurance in this regard.

Operating Profit

As a result of the above factors, operating profit increased to $1.5 million in the three months ended April 29, 2006 compared with $17,000 in the three months ended April 30, 2005. As a percentage of net sales, operating profit was 3.1% in the three months ended April 29, 2006 compared with 0.1% in the three months ended April 30, 2005.

Provision for Income Taxes

Provision for income taxes was $0.7 million for the three months ended April 29, 2006 compared with $28,000 for the three months ended April 30, 2005.

Net Income

Net income increased to $1.1 million in the three months ended April 29, 2006 from a net loss of $40,000 in the three months ended April 30, 2005. As a percentage of net sales, net income was 2.3% in the three months ended April 29, 2006 compared with (0.1)% in the three months ended April 30, 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store fixtures, store remodeling, capital investments and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility and proceeds from the sale of our equity securities.

The Registration Statement (SEC File No. 333-122865) for our initial public offering was declared effective by the Securities and Exchange Commission on May 5, 2005. We and the selling shareholders sold 3,750,000 shares and 3,437,500 shares of common stock, respectively, in the offering at a public offering price of $9.00 per share (on a split-adjusted basis), for aggregate gross proceeds of approximately $33.8 million and $30.9 million, respectively. In connection with this offering we paid underwriters’ commissions of approximately $2.4 million and incurred offering expenses of approximately $1.7 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $29.7 million from the offering. We did not receive any of the proceeds from the sale of the shares offered by the selling shareholders.

The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, specifically tenant allowances and credit card receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have extended payment terms with our vendors.

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2006, we expect to spend approximately $19.1 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 42 new stores we plan to open in fiscal 2006, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2006 will not be different from the number of stores we plan to open, or that actual fiscal 2006 capital expenditures will not differ from this expected amount. In addition, we have signed an agreement to acquire the Fast Forward sporting goods chain of stores, which has 19 stores primarily in Texas. Upon closing of this transaction, expected in the second fiscal quarter of 2006, we will pay the sellers approximately $14.0 million in cash less the amount of debt that we assume in the transaction. However, the closing of this transaction is subject to conditions, and we cannot assure you that the transaction will close by this date or at all or that the terms of the transaction will not change.

We expect cash flows from operations, available borrowings under our revolving credit facility and the remaining net proceeds from our initial public offering will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if these sources are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Net cash used in operating activities in the three months ended April 29, 2006 was $2.8 million primarily related to an increase in inventory levels and $9.6 million in the three months ended April 30, 2005 primarily related to an increase in inventory levels and a decrease in operating liabilities.

Net cash used in investing activities was $1.6 million in the three months ended April 29, 2006, related to capital expenditures for new store openings and existing store renovations partially offset by net sales of marketable securities, and $2.8 million in the three months ended April 30, 2005, related to capital expenditures for new store openings and existing store renovations.

Net cash provided by financing activities in the three months ended April 29, 2006 was $1.4 million, related to proceeds received from exercise of stock options, and $12.7 million in the three months ended April 30, 2005, primarily related to net borrowing under our revolving credit facility.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at April 29, 2006 or January 28, 2006. The Company had open letters of credit of $713,000 at April 29, 2006 and $374,000 at January 28, 2006. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (7.75% at April 29, 2006) minus a prime margin ranging from 0.75% to 0.10% or the LIBOR rate (5.04% at April 29, 2006) plus a LIBOR margin ranging from 1.40% to 2.15%, in each case depending on the ratio of the Company’s adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended). The revolving credit facility will expire on July 1, 2006. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions. Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and an inventory to debt ratio. We were in compliance with all covenants at April 29, 2006.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended April 29, 2006. Our operating lease obligations are not recognized as liabilities in the financial statements. The 1following table summarizes the total amount of future payments due under certain of our contractual obligations at April 29, 2006:

			Payments Due In Fiscal Year
	Total	2006 (last 9 months)	2007	2008	2009	2010	2011 and Beyond
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$98,778	$10,386	$13,394	$12,766	$12,759	$12,260	$37,213
Total contractual cash obligations	$98,778	$10,386	$13,394	$12,766	$12,759	$12,260	$37,213

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $6.0 million and $4.7 million for the three months ended April 29, 2006 and the three months ended April 30, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of April 29, 2006 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At April 29, 2006, we had outstanding purchase orders to acquire merchandise from vendors for approximately $70.5 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At April 29, 2006, we had $0.7 million of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $6.0 million and $4.7 million for the three months ended April 29, 2006 and April 30, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively, and, as of April 29, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $61.6 million through fiscal year 2010 and approximately $37.2 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from the remaining proceeds of our initial public offering, borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would have a material adverse effect on us.

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

We may from time to time acquire other retail stores, individually or in groups, or businesses. In particular, in May 2006 we entered into an agreement to acquire the Fast Forward sporting goods store chain.  The acquisition is subject to conditions and, although we anticipate that the acquisition will be consummated in the second quarter of fiscal 2006, there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all or that the closing of the acquisition will not be delayed. In addition, we may experience difficulties in assimilating any stores or businesses we may acquire, including the Fast Forward operations, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or if such acquisitions fail to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and financial performance.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At April 29, 2006, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 29, 2006, our disclosure controls and procedures were effective.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 4 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2.   Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

(b) Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-122865), relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 5, 2005 and we completed our initial public offering on May 11, 2005. We received net proceeds from the offering of approximately $29.7 million, after payment of underwriting discounts and commissions and offering expenses. Since the completion of the offering, we have used approximately $23.8 million to pay down balances on our line of credit and fund capital expenditures associated with opening new stores.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On March 9, 2006, the company’s compensation committee of the board of directors approved changes to the annual bases salaries for its executive officers. Effective as of the first payroll period for the beginning of fiscal 2006, the executive officers will receive the annual base salaries set forth below:

Executive Officer	2006 Base Salary
Richard M. Brooks, President and CEO	$231,000
Thomas D. Campion, Chairman of the Board	$231,000
Lynn K. Kilbourne, General Merchandising Manager	$226,600
Brenda I. Morris, Chief Financial Officer	$220,000

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
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

Dated: June 13, 2006