Form 10-Q
period 2006-07-29
Zumiez Inc
filed 2006-09-12
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.
(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

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

Number of shares of Common Stock outstanding as of September 09, 2006 was 27,588,198 shares.

ZUMIEZ INC.

FORM 10-Q
TABLE OF CONTENTS

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	July 29, 2006	January 28, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,221	$4,737
Marketable Securities	10,366	38,264
Receivables	6,196	3,746
Inventory	51,783	30,559
Prepaid expenses and other	3,610	711
Deferred tax assets	1,485	938
Total current assets	77,661	78,955

Leasehold improvements and equipment, net	45,447	35,456
Goodwill	11,635	—
Total long-term assets	57,082	35,456

Total assets	$134,743	$114,411

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$30,075	$18,623
Accrued payroll and payroll taxes	3,317	4,388
Income taxes payable	—	3,309
Current portion of deferred rent and tenant allowances	1,180	900
Other accrued liabilities	7,860	4,378
Total current liabilities	42,432	31,598

Long-term deferred rent and tenant allowances, less current portion	10,226	7,595
Deferred tax liabilities	807	1,534
Total long-term liabilities	11,033	9,129

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding
Common stock, no par value, 100,000,000 shares authorized; 27,553,420 shares issued and outstanding at July 29, 2006, 27,259,297 shares issued and outstanding at January 28, 2006	39,885	35,031
Accumulated other comprehensive income (loss)	(16)	(5)
Retained earnings	41,409	38,658
Total shareholders’ equity	81,278	73,684

Total liabilities and shareholders’ equity	$134,743	$114,411

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$55,756	$39,407	$103,541	$72,776
Cost of goods sold	36,981	26,633	69,500	50,155
Gross margin	18,775	12,774	34,041	22,621

Selling, general and administrative expenses	16,780	11,502	30,576	21,332
Operating profit	1,995	1,272	3,465	1,289

Interest income, net	231	78	583	34
Other income (expense)	(16)	1	(16)	16
Earnings before income taxes	2,210	1,351	4,032	1,339

Provision for income taxes	568	503	1,281	531
Net income	$1,642	$848	$2,751	$808

Basic net income per share	$0.06	$0.03	$0.10	$0.03

Diluted net income per share	$0.06	$0.03	$0.10	$0.03

Weighted average shares outstanding, Basic	27,396,890	26,573,784	27,299,864	24,592,152

Weighted average shares outstanding , Diluted	28,903,588	28,213,112	28,768,373	26,231,480

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2006	27,259	$35,031	$(5)	$38,658	$73,684
Common shares issued including tax benefit of $2,130	294	3,976	—	—	3,976
Stock-based compensation expense	—	878	—	—	878
Unrealized gains and losses, net	—	—	(11)	—	(11)
Net income	—	—	—	2,751	2,751
Balance at July 29, 2006	27,553	$39,885	$(16)	$41,409	$81,278

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities
Net income	$2,751	$808
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	4,675	3,466
Deferred tax expense	(1,273)	(528)
Stock compensation expense	878	82
Loss on disposal of assets	5	19
Loss on sale of marketable securities	17	—
Excess tax benefit from stock options	(3,102)	—
Changes in operating assets and liabilities
Receivables	(2,282)	(2,952)
Inventory	(16,433)	(13,581)
Prepaid expenses	(2,730)	(1,654)
Trade accounts payable	9,149	8,513
Accrued payroll and payroll taxes	(1,137)	(80)
Income taxes payable	(207)	(2,611)
Other accrued liabilities	2,800	(575)
Deferred rent	(165)	306
Net cash used in operating activities	(7,054)	(8,787)

Cash flows from investing activities
Additions to leasehold improvements and equipment	(9,260)	(6,382)
Acquisitions, net of cash acquired	(15,273)	—
Purchases of marketable securities	(60,412)	—
Sales and maturities of marketable securities	88,239	—
Net cash provided by (used in) investing activities	3,294	(6,382)

Cash flows from financing activities
Change in book overdraft	—	(429)
Borrowings on revolving credit facility	—	16,450
Payments on revolving credit facility	(732)	(16,450)
Proceeds from exercise	874	458
Proceeds from sale of stock	—	31,958
Excess tax benefit from stock options	3,102	—
Net cash provided by financing activities	3,244	31,987

Net increase (decrease) in cash and cash equivalents	(516)	16,818
Cash and cash equivalents, Beginning of period	4,737	1,026
Cash and cash equivalents, End of period	$4,221	$17,844

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$59
Cash paid during the period for income taxes	3,577	2,605

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of July 29, 2006, the consolidated statement of operations for the three and six months ended  July 29, 2006 and  July 30, 2005, the consolidated statement of shareholders’ equity for the six months ended July 29, 2006, and the consolidated statement of cash flows for the  six months ended  July 29, 2006 and  July 30, 2005.

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

Reclassifications—Certain amounts in the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net income (loss), assets or liabilities in either period presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three and six months  ended  July 29, 2006 are not necessarily indicative of the results that might be expected for fiscal 2006. For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2006.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of  July 29, 2006 the Company operated  221 stores primarily located in shopping malls, giving the Company a presence in 23 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2005” was the 52-

week period ended January 28, 2006. The first six months of fiscal 2006 was the 26-week period ended July 29, 2006. The first six months of fiscal 2005 was the 26-week period ended  July 30, 2005. “Fiscal 2006” is the 53-week period ending February 3, 2007.

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

Secondary Offerings—In November 2005, a secondary offering of shares of the Company’s common stock by certain of its shareholders was completed. The offering consisted of 5,462,500 shares of common stock, including 712,500 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

In June 2006, a secondary offering of shares of the Company’s common stock by certain of its shareholders was completed. The offering consisted of 1,609,090 shares of common stock.  All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

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

Marketable Securities—At  July 29, 2006, marketable securities, classified as available for sale, were $10.4 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

Stock Compensation—Effective January 29, 2006 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company’s initial public offering on May 5, 2005.

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

The fair values of the options granted after the effective date were estimated using the Black-Scholes valuation model with the assumptions from the table below:

	Three Months Ended	Six Months Ended
	July 29, 2006	July 29, 2006
Dividend yield	—%	—%
Volatility rate	35.00%	35.00%
Forfeiture rate	7.00%	7.90%
Average expected life (in years):
Expected lives—Eight years	6.38	6.38
Expected lives—Five years	6.00	6.00
Expected lives—Three years	6.00	6.00
Average risk-free interest rate:	5.03%	4.77%

The following table summarizes the Company’s stock option activity for the six months ended July 29, 2006 (in thousands except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Options outstanding at January 28, 2006	2,812	1.95
Options granted Year to Date	512	27.92
Options exercised Year to Date	(284)	(1.98)
Options forfeited Year to Date	(33)	(20.00)
Options outstanding at July 29, 2006	3,007	6.18
Options exercisable at July 29, 2006	1,331	1.30

The Company recorded $540,859 and $877,992 of total stock-based compensation expense for the three and six month periods ended  July 29, 2006, respectively of which $0 and $68,852 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three and six-month periods ended July 30, 2005, the Company recorded $41,110 and $82,220, respectively in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of July 29, 2006 are not directly comparable to the same period in the prior year.

At July 29, 2006, there was approximately $5,457,000 of total unrecognized compensation cost related to unvested stock options of which $607,153 was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately eight years.

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

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income, as reported	$1,642	$848	$2,751	$808
Add: Stock-based compensation expense, as reported, net of tax	369	26	599	49
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(403)	(92)	(668)	(178)
Pro forma net income	1,607	782	2,682	679
Net income per share:
Basic—as reported	$0.06	$0.03	$0.10	$0.03

Basic—pro forma	$0.06	$0.03	$0.10	$0.03

Diluted—as reported	$0.06	$0.03	$0.10	$0.03

Diluted—pro forma	$0.06	$0.03	$0.09	$0.03

Recent accounting pronouncements—In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and became effective for the Company beginning in fiscal 2006. The effect of adopting this statement is not expected to be significant to the Company’s financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of this statement became effective for fiscal periods beginning after December 15, 2005. The standard dictates that changes in accounting principle that are a result of a new pronouncement shall be subject to the reporting provisions of that pronouncement if they exist.

In June 2005 EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, was ratified by the FASB. The EITF reached a consensus on two issues, that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition, and that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The consensus should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after the FASB ratification on June 29, 2005. On September 28, 2005 the FASB ratified a modification to clarify that the application does not apply to preexisting leasehold improvements. The Company amortizes leasehold improvements pr the guidance set forth in this consensus.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material effect on the Company’s consolidated financial position or results of operations.

3. Related Party Transactions—During the six months ended  July 30, 2005, the Company paid $1,000 in fees on behalf of its Parent, which subsequently was dissolved with the initial public offering.  During the six months ended July 30, 2005, with the additional payments by the Company on behalf of the Parent, the balance of $149,000 was deemed uncollectible and forgiven by the Company. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the six months ended July 30, 2005, the Company paid Brentwood Private Equity III, LLC a consulting fee of $50,000 under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering

4. Commitments and Contingencies

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

5. Net Income Per Share, Basic and Diluted

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R). Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options. Potentially dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock.  Total common stock options not included in the calculation of diluted earnings per share were 50,000 and  0 for the three and six months ended July 29, 2006 and July 30, 2005, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	July 29, 2006	July 30, 2005
Net income	$1,642	$848
Weighted average common shares for basic net income per share	27,396,890	26,573,784
Dilutive effect of stock options	1,506,698	1,639.328
Weighted average common shares for diluted net income per share	28,903,588	28,213,112
Basic net income per share	$0.06	$0.03
Diluted net income per share	$0.06	$0.03

	Six Months Ended
	July 29, 2006	July 30, 2005
Net income	$2,751	$808
Weighted average common shares for basic net income per share	27,299,864	24,592,152
Dilutive effect of stock options	1,468,509	1,639,328
Weighted average common shares for diluted net income per share	28,768,373	26,231,480
Basic net income per share	$0.10	$0.03
Diluted net income per share	$0.10	$0.03

6. Intangible Assets and Goodwill

In connection with the acquisition of Fast Forward on June 24, 2006, the Company recorded goodwill in accordance with SFAS No. 141 “Business Combintions.” The Company recorded $11.6 million of goodwill as the excess of the purchase price of $14.0 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS 142, “Accounting for Goodwill and Other Tangible Assets”, the Company will continue to assess, on an annual basis, whether goodwill is impaired.

7. Business Acquisitions

During the quarter ended July 29, 2006, Zumiez completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores, one a temporary location, (17 in Texas, 2 in Oklahoma and 1 in California).   The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.  Total costs of the acquisition were $14.0 million and were paid in cash plus assumption of liabilities. The Company is in the process of completing an independent appraisal to determine the final allocation of the purchase price. The following table summarizes the preliminary allocation of fair values of the assets acquired and liabilities assumed (in thousands)

Cash in Stores	$15
Prepaid Expense	143
Other Current Assets	168
Merchandise Inventory	4,227
Property & Equipment	1,819
Goodwill	11,635
Checks drawn in excess of bank balance	(608)
Accounts Payable	(1,712)
Short term debt	(732)
Other current liabilities	(957)
Fair value of net assets acquired including Goodwill	$13,998

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the date of acquisition.  The preliminary purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $11.6 million.  All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes.  Zumiez will amortize the goodwill for tax purposes utilizing the 338(h)(10)election. The operational results of Fast Forward were included in the consolidated financial statements of Zumiez beginning with the date of the acquisition, June 24, 2006.  At July 1, 2006, $360,000 in cash was held in escrow and due for payment to either Zumiez or Fast Forward dependent on future claims.  The cash has not been reflected in the purchase price of the related acquisition, but will be reflected in the allocable cost of the acquisition at the time of determination of the contingencies and ultimate distribution to the sellers in accordance with Paragraph 46 of SFAS 141, Business Combinations.

The statement of operations for the period ended July 29, 2006, includes the operating results of Fast Forward from June 24, 2006.  The following summarized unaudited pro forma (in thousands) information of Zumiez assumes the acquisition of Fast Forward had occurred as of January 30, 2006.  The pro forma information does not purport to indicate what would have occurred had the acquisition been made at January 30, 2006, nor of the results which may occur in the future.

	For the Six month Period Ended
	July 29, 2006	July 30, 2005
Pro Forma Information (Unaudited)
Net Sales	$112,126	$87,113
Net Income	1,978	1,009
Basic Earnings Per Share	$0.07	$0.04
Diluted Earnings Per Share	$0.07	$0.04

The Company incurred transaction expenses of approximately $640,000 related to the employee severance and transition expense of the acquisition. To date $540,000 has been paid. In addition, the company has a reserve of $225,000 as of July 29, 2006 for the potential clearance of discontinued merchandise from Fast Forward locations and raw materials that may not be consumed. These costs were accounted for under Emerging Issues Task Force (EITF) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

8. Subsequent Event

On September 1, 2006, Zumiez Inc. entered into a secured credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The Credit Agreement provides the Company with a senior revolving credit facility (the “new facility”) through August 30, 2009 of up to $25.0 million.  The New Facility replaces the Company’s $20.0 million secured revolving credit facility (the “prior facility”) with Bank of America, N.A., which terminated effective August 31, 2006.  The New Facility also contains financial covenants that require the Company to meet certain specified financial ratios, including, minimum net income after taxes, maximum leverage, and quick ratio.

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

In June 2006, a secondary offering of shares of the Company’s common stock by certain of its shareholders was completed.  The offering consisted of 1,609,090 shares of common stock.  All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

During the quarter ended July 29, 2006, Zumiez completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).   The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.

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

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales. The recently acquired 20 Fast Forward stores are being treated as new stores and will move into our comparable store base according to our current reporting method, and will be a comparable store on the first anniversary of the acquisition date, June 24, 2007.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of  July 29, 2006. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

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

The Company recorded $540,859 and $877,992 of total stock-based compensation expense for the three and six month periods ended  July 29, 2006, respectively of which $0 and $68,852 was attributable to the Board of Directors , respectively as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three and six month period ended July 30, 2005, the Company recorded $41,110 and $82,220, respectively in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of July 29, 2006 are not directly comparable to the same period in the prior year.

At July 29, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to unvested stock options of which $607,153 was attributable to the Zumiez Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately eight years.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100%	100.0%	100.0%
Cost of goods sold	66.3	67.6	67.1	68.9
Gross margin	33.7	32.4	32.9	31.1
Selling, general and administrative expenses	30.1	29.2	29.5	29.3
Operating profit
	3.6	3.2	3.4	1.8
Interest income , net	0.4	0.2	0.6
Other income	—	—	—	—
Earnings before income taxes	4.0	3.4	3.9	1.8
Provision for income taxes	1.0	1.3	1.2	0.7
Net income	3.0%	2.1%	2.7%	1.1%

Three Months (13 weeks) Ended July 29, 2006 Compared With Three Months (13 weeks) Ended July 30, 2005

Net Sales

Net sales increased to $55.8 million for the three months ended July 29, 2006 from $39.4 million for the three months ended July 30, 2005, an increase of $16.4 million, or 41.6%. Comparable store net sales increased by 12.6% for the three months ended July 29, 2006 compared to 11.3% for the three months ended July 30, 2005. The increase in total net sales was due to an increase in comparable store net sales of approximately $5.0 million and an increase in net sales from non-comparable stores of approximately $11.2 million. The increase in non-comparable store net sales was primarily due to the opening of 71 new and Fast Forward acquisition stores subsequent to July 30, 2005. The increase at comparable stores was primarily due to higher net sales of men’s apparel and accessories. For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the three months ended July 29, 2006 was $18.8 million compared with $12.8 million for the three months ended July 30, 2005, an increase of $6.0 million, or 46.9%. As a percentage of net sales, gross margin increased to 33.7% for the three months ended July 29, 2006 from 32.4% for the three months ended July 30, 2005. The increase in gross margin as a percentage of net sales was due primarily to improved pricing from some of our vendors due to our larger merchandise purchases, a reduced markdown rate from prior year due to less aged inventory and to a lesser extent, our ability to leverage certain fixed costs, such as distribution, and product teams over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended July 29, 2006 were $16.8 million compared with $11.5 million in the three months ended July 30, 2005, an increase of $5.3 million, or 46.1%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and increased costs associated with being a public company, including Sarbanes-Oxley compliance. As a percentage of net sales, SG&A expenses increased to 30.1% in the three months ended July 29, 2006 from 29.2% in the three months ended July 30, 2005. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the expensing of stock based compensation of $0.5 million, related to the adoption of FAS 123R this year and an increase in store payroll for new stores of $2.4 million and additional depreciation of $0.6 million

Operating Profit

As a result of the above factors, operating profit increased by $0.7 million to $2.0 million in the three months ended July 29, 2006 compared with an operating profit of $1.3 million in the three months ended July 30, 2005. As a percentage of net sales, operating profit was 3.6% in the three months ended July 29, 2006 compared with 3.2% in the three months ended July 30, 2005.

Provision for Income Taxes

Provision for income taxes was $0.6 million for the three months ended July 29, 2006 compared with $0.5 million for the three months ended July 30, 2005.

Net Income

Net income increased by $0.8 million, or 94.0%, to $1.6 million in the three months ended July 29, 2006 from $0.8 million in the three months ended July 30, 2005. As a percentage of net sales, net income was 2.9% in the three months ended July 29, 2006 compared with 2.1% in the three months ended July 30, 2005.

 Six Months (26 weeks) Ended  July 29, 2006 Compared With  Six Months (26 weeks) Ended  July 30, 2005

Net Sales

Net sales increased to $103.5 million for the six months ended July 29, 2006 from $72.8 million for the  six months ended  July 30, 2005, an increase of $30.7 million, or 42.2%. Comparable store net sales increased by 15.8% for the  six months ended  July 29, 2006 compared to the six months ended  July 30, 2005, and 11.6% for the  six months ended  July 30, 2005 compared to the  six months ended  July 31, 2004. The increase in total net sales was due to an increase in comparable store net sales of approximately $11.6 million and an increase in net sales from non-comparable stores of approximately $19.0  million. The increase in non-comparable store net sales was primarily due to the opening of 71 new and Fast Forward acquisition stores subsequent to July 30, 2005. The increase in comparable stores was primarily due to higher net sales of men’s apparel and accessories. For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the  six months ended  July 29, 2006 was $34.0 million compared with $22.6 million for the  six months ended  July 30, 2005, an increase of $11.4 million, or 50.4%. As a percentage of net sales, gross margin increased to 32.9% for the six months ended July 29, 2006 from 31.1% for the six months ended July 30, 2005. The increase in gross margin as a percentage of net sales was due primarily to improved pricing from some of our vendors due to our larger merchandise purchases, our ability to leverage certain fixed costs, primarily non-variable occupancy costs over greater overall net sales, and a reduced markdown rate from prior year due to less aged inventory.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the six months ended  July 29, 2006 were $30.6 million compared with $21.3 million in the  six months ended  July 30, 2005, an increase of $9.3 million, or 43.7%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and increased costs associated with being a public company, including Sarbanes-Oxley compliance. As a percentage of net sales, SG&A expenses increased to 29.5% in the six months ended July 29, 2006 from 29.3% in the six months ended  July 30, 2005. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the expensing of stock based compensation of $0.9 million, related to the adoption of FAS 123R this year, and an increase in store payroll for new stores of $4.3 million and additional depreciation of $1.1 million.

Operating Profit

As a result of the above factors, operating profit increased to $3.5 million in the six months ended  July 29, 2006 compared with $1.3 million in the six months ended  July 30, 2005. As a percentage of net sales, operating profit was 3.3% in the six months ended  July 29, 2006 compared with 1.8% in the  six months ended  July 30, 2005.

Provision for Income Taxes

Provision for income taxes was $1.3 million for the six months ended July 29, 2006 compared with $0.5 million for the six months ended July 30, 2005.

Net Income

Net income increased to $2.8 million in the six months ended July 29, 2006 from net income of $0.8 million in the six months ended  July 30, 2005, an increase of 240%. As a percentage of net sales, net income was 2.7% in the six months ended July 29, 2006 compared with 1.1% in the six months ended July 30, 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store fixtures, store construction and remodeling, capital investments and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility and proceeds from the sale of our equity securities.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2006, we expect to spend approximately $19.1 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 42 total  new stores we plan to open in fiscal 2006, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2006 will not be different from the number of stores we plan to open, or that actual fiscal 2006 capital expenditures will not differ from this expected amount.

We expect cash flows from operations, available borrowings under our revolving credit facility and the remaining net proceeds from our initial public offering will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if these sources are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when and if we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Net cash used in operating activities in the six months ended July 29, 2006 was $7.1 million primarily related to an increase in inventory levels and tax benefits from stock option exercises. and $8.8 million in the six months ended July 30, 2005 primarily related to an increase in inventory levels and a decrease in operating liabilities.

Net cash provided by investing activities was $3.3 million in the six months ended July 29, 2006, with $15.3 million used for the Fast Forward acquisition and $9.3 million for capital expenditures and the sale of marketable securities to generate the balance, and net cash used in investing activities was $6.4 million in the six months ended July 30, 2005, related to capital expenditures for new store openings and existing store renovations.

Net cash provided by financing activities in the  six months ended  July 29, 2006 was $3.2 million, related to the tax benefits received from the exercise of stock options, and $32.0 million in the six months ended  July 30, 2005 related to our initial public offering.

We have a $20.0 million secured revolving credit facility with a lender. The revolving credit facility provides for the issuance of commercial letters of credit in an amount not to exceed $7.5 million outstanding at any time and with a term not to exceed 180 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of letters of credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at July 29, 2006 or January 28, 2006. We had open letters of credit of $2.7 million at July 29, 2006 and $374,000 at January 28, 2006. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at July 29, 2006) minus a prime margin ranging from 0.75% to 1.0% or the LIBOR rate (5.40% at  July 29, 2006) plus a LIBOR margin ranging from 1.40% to 2.15%, in each case depending on the ratio of the Company’s adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended). The revolving credit facility will expire on July 31, 2006 and is currently a month to month arrangement as we renegotiate terms. We expect the terms of any renegotiated credit facility to be similar to those previously negotiated. The borrowing capacity can be increased to $25.0 million if we request and if we are in compliance with certain provisions. Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender and we must reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days of each year. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and an inventory to debt ratio. We were in compliance with all covenants at July 29, 2006.

On September 1, 2006, we entered into a secured credit agreement with Wells Fargo HSBC Trade Bank, N.A. The credit agreement provides us with a senior revolving credit facility (the “new facility”) through August 30, 2009 of up to $25.0 million. The New Facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The New Facility also contains financial covenants that require us to meet certain specified financial ratios, including, minimum net income after taxes, maximum leverage, and quick ratio. The prior facility with the Bank of America was scheduled to expire on July 1, 2006 and had been extended on a month-to-month basis through its expiration on August 31, 2006

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended July 29, 2006. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations at July 29, 2006:

			Payments Due In Fiscal Year
	Total	2006 (last 6 months)	2007	2008	2009	2010	2011 and Beyond
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$125,896	$8,834	$16,858	$16,284	$16,247	$15,488	$52,185
Total contractual cash obligations	$125,896	$8,834	$16,858	$16,284	$16,247	$15,488	$52,185

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $13.0 million and $9.6 million for the  six months ended  July 29, 2006 and the  six months ended  July 30, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of  July 29, 2006 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At July 29, 2006, we had outstanding purchase orders to acquire merchandise from vendors for approximately     $65.0 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At July 29, 2006, we had $2.7 million of letters of credit outstanding under our revolving credit facility.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $13.0 million and $9.6 million for the  six months ended  July 29, 2006 and  July 30, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively, and, as of  July 29, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $73.7 million through fiscal year 2010 and approximately $52.2 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

At the end of the quarter ended July 29, 2006 we have a $20 million revolving credit facility with Bank of America, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness or certain lease obligations outside the ordinary course of business; (2) enter into sale/leaseback transactions; (3) make certain changes in our management; and (4) undergo a change in ownership. In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

We may from time to time acquire other retail stores, individually or in groups, or businesses. In particular, in June 2006 we completed the acquisition of the Fast Forward sporting goods store chain.  We may experience difficulties in assimilating any stores or businesses we may acquire, including the Fast Forward operations, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or if such acquisitions fail to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and financial performance.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At  July 29, 2006, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 29, 2006, our disclosure controls and procedures were effective.

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

PART II -  OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition.

See Note 4 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

(b) Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-122865), relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 5, 2005 and we completed our initial public offering on May 11, 2005. We received net proceeds from the offering of approximately $29.7 million, after payment of underwriting discounts and commissions and offering expenses. Since the completion of the offering, we have used approximately $29.7 million, to pay down balances on our line of credit,  to fund capital expenditures associated with opening new stores, and to fund the “Fast Forward” acquisition.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 31, 2006, the following proposal was adopted by the following number of votes:

Proposal Number One:  The election of three directors to hold office until the 2009 Annual Meeting of Shareholders.  Each of the following nominees for director were elected to serve for a three-year term, by the following margins of votes:

Nominees	For	Withheld
Richard M. Brooks	13,076,253	209,861
Matthew L. Hyde	13,200,597	85,517
James M. Weber	13,200,597	85,517

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006.
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

Dated: September 12, 2006