Form 10-Q
period 2006-10-28
Zumiez Inc
filed 2006-12-08
CIK 1318008

Zumiez, Inc. filed this Form 10Q on December 08, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006

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

Number of shares of Common Stock outstanding as of November 30, 2006 was 27,640,664 shares.

ZUMIEZ INC.

FORM 10-Q
TABLE OF CONTENTS

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 28, 2006	January 28, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,111	$4,737
Marketable Securities	17,835	38,264
Receivables	5,816	3,746
Inventory	56,694	30,559
Prepaid expenses and other assets	965	711
Deferred tax assets	1,618	938
Total current assets	85,039	78,955

Leasehold improvements and equipment, net	48,930	35,456
Goodwill	12,766	—
Total long-term assets	61,696	35,456

Total assets	$146,735	$114,411

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$32,002	$18,623
Accrued payroll and payroll taxes	2,296	4,388
Income taxes payable	2,974	3,309
Current portion of deferred rent and tenant allowances	1,331	900
Other accrued liabilities	6,262	4,378
Total current liabilities	44,865	31,598

Long-term deferred rent and tenant allowances, less current portion	11,302	7,595
Deferred tax liabilities	602	1,534
Total long-term liabilities	11,904	9,129

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 27,640,664 shares issued and outstanding at October 28, 2006; 27,259,297 shares issued and outstanding at January 28, 2006	41,734	35,031
Accumulated other comprehensive income (loss)	(4)	(5)
Retained earnings	48,236	38,658
Total shareholders’ equity	89,966	73,684

Total liabilities and shareholders’ equity	$146,735	$114,411

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$82,258	$57,412	$185,799	$130,188
Cost of goods sold	51,994	35,999	121,494	86,153
Gross profit	30,264	21,413	64,305	44,035

Selling, general and administrative expenses	19,343	13,198	49,919	34,530
Operating profit	10,921	8,215	14,386	9,505

Interest income, net	230	221	813	269
Other income (expense)	—	1	(16)	2
Earnings before income taxes	11,151	8,437	15,183	9,776

Provision for income taxes	4,324	3,158	5,605	3,689
Net income	$6,827	$5,279	$9,578	$6,087

Basic net income per share	$0.25	$0.19	$0.35	$0.24

Diluted net income per share	$0.24	$0.18	$0.33	$0.23

Weighted average shares outstanding, Basic	27,600,574	27,089,364	27,454,193	25,424,554

Weighted average shares outstanding , Diluted	28,861,871	28,601,778	28,756,468	26,923,744

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Gain (Loss)	Earnings	Total
Balance at January 28, 2006	27,259	$35,031	$(5)	$38,658	$73,684
Common shares issued including tax benefit of $4,057	381	5,309	—	—	5,309
Stock-based compensation expense	—	1,394	—	—	1,394
Unrealized gains and losses, net	—	—	1	—	1
Net income	—	—	—	9,578	9,578
Balance at October 28, 2006	27,640	$41,734	$(4)	$48,236	$89,966

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)
(Unaudited)

	For the Nine Months Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities
Net income	$9,578	$6,087
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,478	5,361
Deferred tax expense	(1,611)	(377)
Stock compensation expense	1,394	123
Loss on disposal of assets	15	33
Loss on sale of marketable securities	17	—
Excess tax benefit from stock options	(4,057)	—
Changes in operating assets and liabilities
Receivables	(1,902)	(2,647)
Inventory	(17,824)	(17,143)
Prepaid expenses	(85)	127
Trade accounts payable	7,556	15,816
Accrued payroll and payroll taxes	(2,158)	117
Income taxes payable	3,722	(2,611)
Other accrued liabilities	1,202	(1,920)
Deferred rent	(18)	385
Net cash provided by operating activities	3,307	3,351

Cash flows from investing activities
Additions to leasehold improvements and equipment	(14,469)	(8,554)
Acquisitions, net of cash acquired	(16,404)	—
Purchases of marketable securities	(79,977)	(6,086)
Sales and maturities of marketable securities	100,340	—
Net cash used in investing activities	(10,510)	(14,640)

Cash flows from financing activities
Change in book overdraft	—	(429)
Borrowings on revolving credit facility	—	16,450
Payments on revolving credit facility	(732)	(16,450)
Proceeds from exercise	1,252	1,007
Proceeds from sale of stock	—	33,700
Excess tax benefit from stock options	4,057	—
Net cash provided by financing activities	4,577	34,278

Net increase (decrease) in cash and cash equivalents	(2,626)	22,989
Cash and cash equivalents, Beginning of period	4,737	1,026
Cash and cash equivalents, End of period	$2,111	$24,015

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$59
Cash paid during the period for income taxes	3,577	2,746

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of October 28, 2006, the consolidated statement of operations for the three and nine months ended October 28, 2006 and October 29, 2005, the consolidated statement of shareholders’ equity for the nine months ended October 28, 2006, and the consolidated statement of cash flows for the nine months ended October 28, 2006 and October 29, 2005.  The results of operations for the three and nine months ended October 28, 2006 are not necessarily indicative of the results to be expected for the year ending February 3, 2007.

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

Reclassifications—Certain amounts in the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net income, assets or liabilities in either period presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid assets. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three and nine months ended October 28, 2006 are not necessarily indicative of the results that might be expected for fiscal 2006. For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2006.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of October 28, 2006 the Company operated 233 stores primarily located in shopping malls, giving the Company a presence in 23 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2005” was the 52-week period ended January 28, 2006. The first nine months of fiscal 2006 was the 39-week period ended October 28, 2006. The first nine months of fiscal 2005 was the 39-week period ended October 29, 2005. “Fiscal 2006” is the 53-week period ending February 3, 2007.

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

On March 15, 2006, the Company’s Board of Directors approved a two for one stock split of the Company’s common stock that was affected by a share dividend and became effective April 19, 2006. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the stock split.

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

Marketable Securities—At October 28, 2006, marketable securities, classified as available for sale, were $17.8 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

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

Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. The expected option term is estimated based upon historical industry data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

The fair values of the options granted after the effective date were estimated using the Black-Scholes valuation model with the assumptions from the table below:

	Three Months Ended	Nine Months Ended
	October 28, 2006	October 28, 2006
Dividend yield	—%	—%
Volatility rate	35.00%	35.00%
Forfeiture rate	8.00%	8.00%
Average expected life (in years):
Expected lives—Eight years	6.38	6.38
Expected lives—Five years	6.00	6.00
Expected lives—Three years	6.00	6.00
Average risk-free interest rate:	4.85%	4.77%

The following table summarizes the Company’s stock option activity for the nine months ended October 28, 2006 (in thousands except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Options outstanding at January 28, 2006	2,812	1.95
Options granted Year to Date	507	27.86
Options exercised Year to Date	(371)	1.84
Options forfeited Year to Date	(43)	15.39
Options outstanding at October 28, 2006	2,905	6.18
Options exercisable at October 28, 2006	1,381	1.38

The Company recorded $514,977 and $1,392,968 of total stock-based compensation expense for the three and nine month periods ended October 28, 2006, respectively of which $82,623 and $151,475 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three and nine-month periods ended October 29, 2005, the Company recorded $41,113 and $123,336, respectively in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of October 28, 2006 are not directly comparable to the same period in the prior year.

At October 28, 2006, there was approximately 4.9 million of total unrecognized compensation cost related to unvested stock options of which $524,530 was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately eight years.

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

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income, as reported	$6,827	$5,279	$9,578	$6,087
Add: Stock-based compensation expense, as reported, net of tax	325	26	554	77
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(357)	(91)	(618)	(274)
Pro forma net income	6,795	5,214	9,514	5,889
Net income per share:
Basic-as reported	$0.25	$0.19	$0.35	$0.24

Basic—pro forma	$0.25	$0.19	$0.35	$0.23

Diluted—as reported	$0.24	$0.18	$0.33	$0.23

Diluted—pro forma	$0.24	$0.18	$0.33	$0.22

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired.  The Company concluded that there was no such impairment loss at October 28, 2006 or October 29, 2005.

Recent accounting pronouncements—In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and became effective for the Company beginning in fiscal 2006. The effect of adopting this statement has not been significant to the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, The SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company must apply the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The Company believes that SAB 108 will not have a material impact on the Company’s consolidated financial position or results of operations.

3. Related Party Transactions—During the nine months ended October 29, 2005, the Company paid $1,000 in fees on behalf of its Parent, which subsequently was dissolved with the initial public offering.  During the nine months ended October 29, 2005, with the additional payments by the Company on behalf of the Parent, the balance of $149,000 was deemed uncollectible and forgiven by the Company. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

During the nine months ended October 29, 2005, the Company paid Brentwood Private Equity III, LLC a consulting fee of $53,000 under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering.

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

5. Net Income Per Share, Basic and Diluted

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R). Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options. Potentially dilutive securities included in the calculation of diluted earnings per share include options to purchase common stock. Common stock options granted to the Board of Directors to purchase 40,000 shares and 0 shares of common stock for three and nine months ended October 28, 2006 and October 29, 2005 respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net income	$6,827	$5,279
Weighted average common shares for basic net income per share	27,600,574	27,089,364
Dilutive effect of stock options	1,261,297	1,512,414
Weighted average common shares for diluted net income per share	28,861,871	28,601,778
Basic net income per share	$0.25	$0.19
Diluted net income per share	$0.24	$0.18

	Nine Months Ended
	October 28, 2006	October 29, 2005
Net income	$9,578	$6,087
Weighted average common shares for basic net income per share	27,454,193	25,424,554
Dilutive effect of stock options	1,302,275	1,499,190
Weighted average common shares for diluted net income per share	28,756,468	26,923,744
Basic net income per share	$0.35	$0.24
Diluted net income per share	$0.33	$0.23

6. Intangible Assets and Goodwill

In connection with the acquisition of Fast Forward on June 24, 2006, the Company recorded goodwill in accordance with SFAS No. 141 “Business Combinations.” The Company recorded $12.8 million of goodwill as the excess of the purchase price of $15.1 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Accounting for Goodwill and Other Tangible Assets”, the Company will continue to assess, in accordance with our “Goodwill” policy as stated in Note 2, whether goodwill is impaired.

7. Business Acquisitions

During the quarter ended July 29, 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).   The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.  Total costs of the acquisition were $15.1 million and were paid in cash plus assumption of liabilities.  The Company completed an independent appraisal to determine the final allocation of the purchase price.  The following table summarizes the allocation of fair values of the assets acquired and liabilities assumed (in thousands):

Cash in Stores	$15
Prepaid Expenses	143
Other Current Assets	168
Merchandise Inventory	4,227
Property & Equipment	1,819
Goodwill	12,766
Checks drawn in excess of bank balance	(608)
Accounts Payable	(1,712)
Short-term debt	(732)
Other current liabilities	(957)
Fair value of net assets acquired, including Goodwill	$15,129

The fair value of net assets including goodwill and the goodwill amounts reported for the period ended July 29, 2006 was $13,998 and $11,635 respectively.  The change in the amounts reported for the period ended October 28, 2006 is accounted for in the following table (in thousands):

	Balance July 29, 2006	Cash Payments	Adjustments to Estimates	Balance October 28, 2006
Long term debt	$—	$—	$516	$516
Transaction fees & costs	188	—	42	230
Associate severance & relocation	638	—	25	663
Inventory reserve for discontinued merchandise	225	—	438	663
Escrow reserve distribution	—	110	—	110
Total	$1,051	$110	$1,021	$2,182

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values.  The preliminary purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $12.8 million.  All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes. The Company will amortize the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election.  At October 28, 2006, $250,000 was held in escrow and due for payment to either the Company or the ownership of Action Concepts, Ltd Fast Forward dependent on future claims.  This amount has not been reflected in the purchase price of the related acquisition, but will be reflected in the allocable cost of the acquisition at the time of determination of the contingencies and ultimate distribution to the sellers in accordance with Paragraph 46 of SFAS 141, Business Combinations.

The condensed consolidated statement of operations for the period ended October 28, 2006, includes the operating results of Fast Forward from June 24, 2006.  The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented.  The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

	For the Nine Month Period Ended
	October 28, 2006	October 29, 2005

Pro Forma Information (Unaudited)
Net Sales	$194,383	$147,126
Net Income	8,805	6,401
Basic Earnings Per Share	$0.32	$0.25
Diluted Earnings Per Share	$0.31	$0.24

The Company incurred transaction expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition.  To date, this amount has been paid in full.  In addition, the company has a reserve of $340,000 as of October 28, 2006 for the potential clearance of discontinued merchandise from Fast Forward locations and raw materials that may not be consumed.  These costs were accounted for under Emerging Issues Task Force (EITF) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”.

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

In November 2005, a secondary public offering of 5,462,500 shares of our common stock was completed by certain of our shareholders. We did not receive any of the proceeds from the offering.

In June 2006, a secondary public offering of 1,609,090 shares of common stock was completed by certain of our shareholders.  We did not receive any of the proceeds from the offering.

During the quarter ended July 29, 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).   The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.

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

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales. The 20 stores that we recently acquired in the Fast Forward transaction are being treated as new stores and will move into our comparable store base according to our current reporting method, and will be a comparable store on the first anniversary of the acquisition date, June 24, 2007.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses. Our selling, general and administrative expenses have increased, as described below, and will further increase in future periods due in part to increased expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002 and in particular, compliance with Section 404 thereof.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (GAAP). In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid expenses. We believe our most critical accounting estimates and assumptions are in the following areas:

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

Impairment of Long-Lived Assets.  We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values. Declines in projected store cash flow could result in the impairment of assets.

Accounting for Income Taxes.  As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of October 28, 2006. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-based compensation.  Effective January 29, 2006 we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after our initial public offering on May 5, 2005.

Prior to January 29, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.  We recorded $514,977 and $1,392,968 of total stock-based compensation expense for the three and nine month periods ended October 28, 2006, respectively of which $82,623 and $151,475 was attributable to the Board of Directors , respectively as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on our reported cash flows. For the three and nine month period ended October 29, 2005, we recorded $41,113 and $123,336, respectively in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), we are not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of October 28, 2006 are not directly comparable to the same period in the prior year.

At October 28, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to unvested stock options of which $524,530 was attributable to the Zumiez Board of Directors. This cost is expected to be recognized on a weighted-average basis over a period of approximately eight years.

We account for unvested stock-based employee compensation arrangements granted prior to the initial public offering on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. For these awards, we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100%	100.0%	100.0%
Cost of goods sold	63.2	62.7	65.4	66.2
Gross margin	36.8	37.3	34.6	33.8
Selling, general and administrative expenses	23.5	23.0	26.9	26.5
Operating profit	13.3	14.3	7.7	7.3

Interest income, net	0.3	0.4	0.4	0.2
Other income	—	—	—	—
Earnings before income taxes	13.6	14.7	8.1	7.5
Provision for income taxes	5.3	5.5	3.0	2.8
Net income	8.3%	9.2%	5.1%	4.7%

Three Months (13 weeks) Ended October 28, 2006 Compared With Three Months (13 weeks) Ended October 29, 2005

Net Sales

Net sales increased to $82.3 million for the three months ended October 28, 2006 from $57.4 million for the three months ended October 29, 2005, an increase of $24.9 million, or 43.3%. Comparable store net sales increased by 10.7% for the three months ended October 28, 2006 compared to 9.8% for the three months ended October 29, 2005. The increase in total net sales was due to an increase in comparable store net sales of approximately $6.1 million and an increase in net sales from non-comparable stores of approximately $18.8 million. The increase in non-comparable store net sales was primarily due to the opening of 69 new and Fast Forward acquisition stores subsequent to October 29, 2005. The increase at comparable stores was primarily due to higher net sales of men’s apparel, footwear and juniors. For information as to how we define comparable stores, see “—General” above.

Gross Margin

Gross margin for the three months ended October 28, 2006 was $30.3 million compared with $21.4 million for the three months ended October 29, 2005, an increase of $8.9 million, or 41.3%. As a percentage of net sales, gross margin decreased to 36.8% for the three months ended October 28, 2006 from 37.3% for the three months ended October 29, 2005. The decrease in gross margin as a percentage of net sales was due primarily to occupancy costs related to the 32 new stores we added in the three months ended October 28, 2006 compared to 14 stores added in the three months ended October 29, 2005 and stock based compensation expense, new this year.  Partially offsetting this decrease was an increase in product margin due to improved pricing from some of our vendors due to our larger merchandise purchases, a reduced markdown rate from prior year due to less aged inventory and to a lesser extent, our ability to leverage certain fixed costs, such as distribution, and product teams over greater overall net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended October 28, 2006 were $19.3 million compared with $13.2 million in the three months ended October 29, 2005, an increase of $6.1 million, or 46.6%.  As a percentage of net sales, SG&A expenses increased to 23.5% in the three months ended October 28, 2006 from 23.0% in the three months ended October 29, 2005. The increase in SG&A expenses was primarily attributable to the expensing of stock based compensation of $0.4 million, related to the adoption of FAS 123R this year, and an increase in store payroll for new stores of $2.7 million and additional depreciation of $0.9 million.

Operating Profit

As a result of the above factors, operating profit increased by $2.7 million to $10.9 million in the three months ended October 28, 2006 compared with an operating profit of $8.2 million in the three months ended October 29, 2005. As a percentage of net sales, operating profit was 13.3% in the three months ended October 28, 2006 compared with 14.3% in the three months ended October 29, 2005.

Provision for Income Taxes

Provision for income taxes was $4.3 million for the three months ended October 28, 2006 compared with $3.2 million for the three months ended October 29, 2005.  The effective income tax rate was 36.9% in the three months ended October 28, 2006 versus 37.7% in the three months ended October 29, 2005. The decrease in the effective income tax rate was primarily attributable to an increase in non-taxable interest income on marketable securities.  Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.

Net Income

Net income increased by $1.5 million, or 29.3%, to $6.8 million in the three months ended October 28, 2006 from $5.3 million in the three months ended October 29, 2005. As a percentage of net sales, net income was 8.3% in the three months ended October 28, 2006 compared with 9.2% in the three months ended October 29, 2005.

 Nine Months (26 weeks) Ended October 28, 2006 Compared With Nine Months (26 weeks) Ended October 29, 2005

Net Sales

Net sales increased to $185.8 million for the nine months ended October 28, 2006 from $130.2 million for the nine months ended October 29, 2005, an increase of $55.6 million, or 42.7%. Comparable store net sales increased by 13.6% for the nine months ended October 28, 2006 compared to the nine months ended October 29, 2005, and 10.8% for the nine months ended October 29, 2005 compared to the nine months ended October 30, 2004. The increase in total net sales was due to an increase in comparable store net sales of approximately $17.7 million and an increase in net sales from non-comparable stores of approximately $37.9 million. The increase in non-comparable store net sales was primarily due to the opening of 69 new and Fast Forward acquisition stores subsequent to October 29, 2005. The increase in comparable stores was primarily due to higher net sales of men’s apparel, juniors and footwear. For information as to how we define comparable stores, see “General” above.

Gross Margin

Gross margin for the nine months ended October 28, 2006 was $64.3 million compared with $44.0 million for the nine months ended October 29, 2005, an increase of $20.3 million, or 46.0%. As a percentage of net sales, gross margin increased to 34.6% for the nine months ended October 28, 2006 from 33.8% for the nine months ended October 29, 2005. The increase in gross margin as a percentage of net sales was due primarily to improved pricing from some of our vendors due to our larger merchandise purchases, our ability to leverage certain fixed costs, primarily non-variable costs over greater overall net sales, and a reduced markdown rate from prior year due to less aged inventory, offset by the impact of stock based compensation expense of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the nine months ended October 28, 2006 were $49.9 million compared with $34.5 million in the nine months ended October 29, 2005, an increase of $15.4 million, or 44.6%.  As a percentage of net sales, SG&A expenses increased to 26.9% in the nine months ended October 28, 2006 from 26.5% in the nine months ended October 29, 2005.  The increase in SG&A expenses was primarily attributable to the expensing of stock based compensation of $1.1 million, related to the adoption of FAS 123R this year, and an increase in store payroll for new stores of $7.0 million and additional depreciation of $2.0 million.  We also had increased infrastructure expenses and administrative staff expenses to support our new store growth, as well as increased costs associated with being a public company including Sarbanes-Oxley compliance.

Operating Profit

As a result of the above factors, operating profit increased to $14.4 million in the nine months ended October 28, 2006 compared with $9.5 million in the nine months ended October 29, 2005. As a percentage of net sales, operating profit was 7.7% in the nine months ended October 28, 2006 compared with 7.3% in the nine months ended October 29, 2005.

Provision for Income Taxes

Provision for income taxes was $5.6 million for the nine months ended October 28, 2006 compared with $3.7 million for the nine months ended October 29, 2005.  The effective income tax rate was 36.9% in the nine months ended October 28, 2006 versus 37.7% in the nine months ended October 29, 2005. The decrease in the effective income tax rate was primarily attributable to an increase in non-taxable interest income on marketable securities.  Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.

Net Income

Net income increased to $9.6 million in the nine months ended October 28, 2006 from net income of $6.1 million in the nine months ended October 29, 2005, an increase of 57.4%. As a percentage of net sales, net income was 5.1% in the nine months ended October 28, 2006 compared with 4.7% in the nine months ended October 29, 2005.

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

Net cash provided by operating activities in the nine months ended October 28, 2006 was $3.3 million primarily related to results from operations and an increase in accounts payable, partially offset by an increase in inventory levels. Net cash provided by operating activities was $3.4 million in the nine months ended October 29, 2005 related to operating activities and an increase in operating liabilities, partially offset by an increase in inventory levels and receivables.

Net cash used in investing activities was $10.5 million in the nine months ended October 28, 2006, with $16.4 million used for the Fast Forward acquisition and $14.5 million for capital expenditures offset by the net sale of marketable securities, and net cash used in investing activities was $14.7 million in the nine months ended October 29, 2005, related to capital expenditures for new store openings and existing store renovations and purchases of marketable securities.

Net cash provided by financing activities in the nine months ended October 28, 2006 was $4.6 million, related to the tax benefits received from the exercise of stock options, and $34.3 million in the nine months ended October 29, 2005 related to our initial public offering.

We have a secured revolving credit facility with Wells Fargo HSBC Trade Bank, N.A.  The Credit Agreement provides us with a senior revolving credit facility through August 30, 2009 of up to $25.0 million.  This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006.  The secured revolving credit facility provides for the issuance of Standby Commercial Letters of Credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of Standby Letters of Credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at October 28, 2006 or January 28, 2006. We had open letters of credit of $1.4 million at October 28, 2006 and $374,000 at January 28, 2006. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at October 28, 2006) minus 0.50% or the LIBOR rate (5.40% at October 28, 2006) plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The New Facility also contains financial covenants that require us to meet certain specified financial ratios, including, minimum net income after taxes, maximum leverage, and quick ratio.   Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender.  Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and an inventory to debt ratio. We were in compliance with all covenants at October 28, 2006.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended October 28, 2006. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations at October 28, 2006:

		2006 (last	Payments Due In Fiscal Year				2011 and
	Total	9 months)	2007	2008	2009	2010	Beyond
	(Dollars in thousands)
Contractual obligations:
Non-cancelable operating lease obligations	$144,674	$4,904	$18,900	$18,396	$18,426	$17,757	$66,291
Total contractual cash obligations	$144,674	$4,904	$18,900	$18,396	$18,426	$17,757	$66,291

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Total rental expenses, including percentage rent, common area maintenance costs and real estate taxes, under operating leases were $21.9 million and $15.4 million for the nine months ended October 28, 2006 and the  nine months ended  October 29, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively. We amortize our leasehold improvements over the shorter of the useful life of the asset or the lease term.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of  October 28, 2006 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At October 28, 2006, we had outstanding purchase orders to acquire merchandise from vendors for approximately $55.4 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At October 28, 2006, we had $1.4 million of letters of credit outstanding under our revolving credit facility.

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

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open, integrate and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock. We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent new stores that we open or acquire are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

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

•                                                the successful integration of any new stores that we acquire and the absence of any unanticipated liabilities in connection therewith;

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $21.9 million and $15.4 million for the  nine months ended  October 28, 2006 and  October 29, 2005, respectively, and $13.9 million, $17.1 million and $22.2 million for fiscal 2003, 2004 and 2005, respectively, and, as of  October 28, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $78.4 million through fiscal year 2010 and approximately $66.3 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

At the end of the quarter ended October 28, 2006 we have a $25 million revolving credit with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness or certain lease obligations outside the ordinary course of business; (2) enter into sale/leaseback transactions; (3) make certain changes in our management; and (4) undergo a change in ownership. In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including a debt to earnings ratio, an earnings to interest expense ratio and an inventory to debt ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At  October 28, 2006, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 28, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
10.14	Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. dated September 1, 2006.

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

Dated: December 08, 2006