Form 10-K
period 2007-02-03
Zumiez Inc
filed 2007-03-27
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 3, 2007

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51300

ZUMIEZ INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
6300 Merrill Creek Parkway, Suite B,
Everett, Washington	98203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 551-1500

Securities registered under Section 12(b) of the Act: Common Stock

Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the second fiscal quarter, July 28, 2006, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $579,481,527 using the closing sales price on that day of $31.03.

As of March 15, 2007, there were 27,880,512 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders tentatively scheduled to be held May 30, 2007, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

ZUMIEZ INC.
FORM 10-K
PART I.

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Comment regarding our fiscal year end: The Company’s fiscal year is based on a 52/53-week year ending on the Saturday closest to January 31. This change first became effective for fiscal year 2003, which ended on January 31, 2004.

“Zumiez,” the “Company,” “we,” “us,” “our” and similar references refer to Zumiez Inc.

Item 1.                        BUSINESS

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 3, 2007 we operated 235 stores primarily located in shopping malls, giving us a presence in 23 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and to serve as a destination for our customers. Most of our stores, which average approximately 2,800 square feet, feature couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

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

Over our 28-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as “Zumiez University.” We have:

•       increased our store count from 80 as of the end of fiscal 2001 to 235 as of the end of fiscal 2006;

•       maintained net sales per square foot in excess of $440 for our last five fiscal years ending with fiscal 2006;

•       increased net sales from approximately $84.7 million in fiscal 2001 to approximately $298.2 million in fiscal 2006, representing a compound annual growth rate of 28.6%;

•       increased operating profit from $6.7 million in fiscal 2001 to $32.4 million in fiscal 2006, representing a compound annual growth rate of 37.1%; and

•       been profitable in every fiscal year of our 28-year history.

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

Disciplined Operating Philosophy.   We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity down to the individual store associate level. Our comprehensive training programs are designed to provide our managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team’s immersion in the actions sports lifestyle, supplemented with feedback from our customers, store associates and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us mitigate markdown risk.

High-Impact, Integrated Marketing Approach.   We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which is a series of interactive sports, music and lifestyle events held at various locations throughout the United States. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, and distribution of over 10 million Zumiez stickers in the past fiscal year. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brand. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations.   We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since the end of fiscal 2002 through the year ended February 3, 2007 (fiscal 2006) we have opened 139 new stores, consisting of 15 new stores in fiscal 2003, 27 new stores in fiscal 2004, 35 new stores in fiscal 2005, and 42 new stores in fiscal 2006. We also acquired 100% of the ownership of 20 stores (17 in Texas, 2 in Oklahoma and 1 in California) from Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. We plan to open approximately 50 stores in fiscal 2007, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model. We plan to continue to increase the size of our average store by opening new store locations that average approximately 3,000 square feet. These larger locations will accommodate an expanded merchandise mix, while maintaining our unique in-store experience and culture.

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

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand accounted for more than 7.8% and 7.1% of our net sales in fiscal 2005 and fiscal 2006, respectively. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

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

We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and allow us to cater to the more value-oriented customer. For fiscal 2004, 2005, and 2006 our private label merchandise represented approximately 12.8%, 12.9% and 14.3% respectively, of our net sales.

Purchasing   Our merchandising staff consists of a general merchandising manager, planning staff and a staff of buyers and assistant buyers. Our purchasing approach focuses on quality, speed and cost in order to provide timely delivery of merchandise to our stores. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with our promotions and seasonality. Our management information systems provide us with current inventory levels at each store and for our company as a whole, as well as current selling history within each store by merchandise classification and by style. We purchase most of our branded merchandise from domestic vendors.

Our merchandising staff remains in tune with the action sports culture by participating in action sports, attending relevant events and concerts, watching action sports related programming and reading action sports publications. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data by category and brand down to the stock keeping unit, or “SKU” (an identification used for inventory tracking purposes) level, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors. As part of our feedback collection process, our merchandise team receives merchandise requests from both customers and store associates and meets with our store managers two to three times per year to discuss current customer trends.

We source our private label merchandise from foreign manufacturers around the world. We have cultivated our private brand sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to source high-quality private label goods at favorable costs.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. We process all of our merchandise through our distribution center in Everett, Washington. At this facility, merchandise is inspected, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or segregated in our e-commerce fulfillment area for delivery to our internet customers. A significant percentage of our merchandise is currently pre-ticketed by our vendors, which allows us to ship merchandise more quickly, reduces labor costs and enhances our inventory management. We continue to work with our vendors to increase the percentage of pre-ticketed merchandise. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship merchandise to our stores. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

Stores

As of February 3, 2007 we operated 235 stores with an average of approximately 2,800 square feet per store in 23 states. All of our stores are leased and substantially all are located in shopping malls of different types. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

The following store list shows the number of stores we operated in each state as of February 3, 2007:

State	Number of Stores
Alaska	2
Arizona	10
California	45
Colorado	16
Delaware	1
Florida	5
Idaho	5
Illinois	11
Iowa	1
Minnesota	10
Montana	4
Nevada	5
New Jersey	10
New Mexico	4
New York	24
Oklahoma	2
Oregon	11
Pennsylvania	7
Texas	22
Utah	11
Washington	22
Wisconsin	6
Wyoming	1

As of February 3, 2007 approximately 76.6% of our stores had been opened or remodeled within the previous five years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last five fiscal years including 20 stores acquired in the fiscal 2006 Fast Forward acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2002	19	—	99
2003	15	1	113
2004	27	—	140
2005	35	1	174
2006	62	1	235

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

As of February 3, 2007 our stores averaged 2,800 square feet. We have been, and plan to continue, opening new stores that average approximately 3,000 square feet, slightly larger than our historical average size. These larger stores are intended to enable us to offer an expanded merchandise selection while maintaining our distinctive store environment.

Expansion Opportunities and Site Selection.   Since the end of fiscal 2002, we have opened 139 stores, including 20 acquired in fiscal 2006 through the Fast Forward acquisition to enhance our position in existing markets and to enter into new markets, to build our brand awareness and to capitalize on our successful store model. We plan to open 50 new stores in fiscal 2007 and to continue to open a significant number of new stores in future years. Our new store openings are planned in both existing and new markets.

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

We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our new stores opened during fiscal 2005 generated average net sales of approximately $1.3 million during their first full year of operations. On average, our net investment to open these stores was approximately $372,000 which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. However, our net investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2005, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for the stores we opened in fiscal 2005.

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

Internet Operations.   We use our website primarily as an information source for our customers. Our website provides current information on our upcoming events and promotions, store locations and merchandise selection. We also sell products directly through our website, although Internet sales currently comprise, and are expected to continue to comprise, a small portion of our overall net sales. In fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, internet sales represented less than 1% of our total net sales.

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which give our customers an opportunity to experience and participate in the action sports lifestyle. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market such as Transworld Snowboarding and Transworld Skateboarding, interactive contest sponsorships that actively involve our customers with our brands and products, and the distribution of over 10 million Zumiez stickers in the past fiscal year. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular teenage personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In 2006 our Zumiez Couch Tour completed a twelve city tour across the United States. Advertising expense was approximately, $235,000, $250,000 and $651,000 in fiscal 2004, 2005 and 2006, respectively. The marketing expense increase in fiscal 2006 over fiscal 2005 of approximately $400,000 was primarily due to signage associated with the increase in store openings of an additional 27 stores in fiscal 2006 over fiscal 2005 and additional costs to support fiscal 2006 marketing initiatives.

Management Information Systems

Our management information systems provide integration of store, merchandising, distribution, financial and human resources functions. We use software licensed from ANT USA for merchandise planning and software licensed from CRS Retail, owned by Epicor, that is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making and sales audit functions. Our financial systems are licensed from SAGE and are used for general ledger, accounts payable, payroll, budgeting, financial reporting and asset management. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current growth plans.

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

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture. However, some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. See “Item 1A Risk Factors. We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.”

Trademarks

“Zumiez,” “Free World,” “O-Three”, “ALab”  and “Limelight” are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are currently in the process of filing an application to register the “Empyre”, “Empyre Girl” and “Alibi” marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks. We also own numerous domain names which have been registered with Corporation for Assigned Names and Numbers.

Employees

As of February 3, 2007 we employed approximately 786 full-time and approximately 2,220 part-time employees, of which approximately 303 were employed at our home office and approximately 2,703 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2006, varied from between approximately 1,444 and 2,856 part-time employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Our principal website address is www.zumiez.com. We make available at this address under investor relations, free of charge, our  proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://ir.zumiez.com. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.                RISK FACTORS

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “believe,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward—looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward—looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods market which includes apparel, accessories and footwear, we currently compete with other teenage-focused. In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and Internet retailers.

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

Our Chief Financial Officer has recently resigned and if we continue to lose key management or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our President and Chief Executive Officer, Richard M. Brooks, and our General Merchandising Manager, Lynn K. Kilbourne. We recently announced the resignation of our Chief Financial Officer, Brenda I. Morris for personal reasons effective in April, 2007. While we are in the process of recruiting a new Chief Financial Officer, no assurances can be given that we will be successful in finding a suitable replacement in a timely fashion or that we will not incur greater costs than expected to attract a new Chief Financial Officer. Competition for highly qualified senior management personnel is intense, and we expect that replacement of our Chief Financial Officer could be costly, time consuming, and could distract our management team from running the Company’s business.  Until a suitable replacement can be found, our Chief Executive Officer will have responsibility as our principal accounting and financial officer. None of our employees, except Mr. Brooks, has an employment agreement with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was  $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006 respectively, and, as of February 3, 2007 we were a party to operating leases requiring future minimum lease payments aggregating approximately $95.3 million through fiscal year 2011 and approximately $58.5 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would have a material adverse effect on us.

The terms of our revolving credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness or certain lease obligations outside the ordinary course of business; (2) enter into sale/leaseback transactions; (3) make certain changes in our management; and (4) undergo a change in ownership. In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including minimum net income after taxes, total liabilities divided by tangible net worth and quick ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

Sales from private label merchandise accounted for 14.3% of our net sales in fiscal 2006. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations.

Most of our merchandise is produced by foreign manufacturers; therefore the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are all denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operation.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

Over the past several years, we have made improvements to our existing hardware and software systems, as well as implemented new systems. If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses which could impact our financial results. In addition, as discussed below, we continue to be required to improve our financial and managerial controls, reporting systems and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez brand, our store concept, our private label brands or our goodwill and cause a decline in our net sales. At this time, we have or are in the process of securing protection for our trademarks and domain names in all jurisdictions, except for some marks outside of the United States. Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the United States, which also could materially adversely affect our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

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

We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, have caused and will cause us to incur significant costs and expenses, including legal and accounting costs, and have made some activities more time-consuming and costly. These laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have and we expect to incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting for our annual report for fiscal 2006 and thereafter on an annual basis. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable. As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls is ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capita

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

In early February 2005, we completed our move from the 49,000 square foot combined home office and distribution center that we occupied since 1994 to a new 87,350 square foot combined home office and distribution center, both in Everett, Washington. In October, 2006 we entered into a new lease agreement whereby we agreed to expand our existing lease of 87,350 square feet of home office and distribution center space by 37,350 square feet, bringing the aggregate square footage leased to 124,700 square feet effective January 1, 2007. The new lease agreement terminated and replaced the original February 2005 lease with the landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years.

All of our stores, encompassing approximately 667,000 total square feet as of February 3, 2007 are occupied under operating leases. The store leases range for a term of five to ten years and we are generally responsible for payment of property taxes and utilities, common area maintenance and marketing fees.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended February 3, 2007.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)     Market Information

Our common stock has traded on the Nasdaq National Market under the symbol “ZUMZ”. As of February 3, 2007 there were 27,880,512 shares of common stock issued. We began trading on the Nasdaq Stock Market on May 6, 2005. Accordingly, no information prior to this date is available. The following table sets forth the April 20, 2006 stock split adjusted high and low last reported sales prices for our common stock on the Nasdaq National Market commencing May 6, 2005 to January 28, 2006 and for the fiscal year ended February 3, 2007.

Fiscal 2005	High	Low
Second Fiscal Quarter (commencing May 6, 2005 through July 30, 2005)	$17.19	$11.56
Third Fiscal Quarter (July 31, 2005 through October 29, 2005)	$17.40	$14.35
Fourth Fiscal Quarter (October 30, 2005 through January 28, 2006)	$25.48	$17.07

Fiscal 2006	High	Low
First Fiscal Quarter (January 29, 2006—April 29, 2006)	$33.02	$23.65
Second Fiscal Quarter (April 30, 2006—July 29, 2006)	$38.85	$27.00
Third Fiscal Quarter (July 30, 2006—October 28, 2006)	$33.53	$20.00
Fourth Fiscal Quarter (October 29, 2006—February 3, 2007)	$36.28	$26.05

b)     Holders of the Corporation’s Capital Stock

We had approximately 16 shareholders of record as of March 7, 2007.

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

Through and including December 31, 2002 our fiscal year ended on December 31 and was the same as the calendar year. Subsequent to December 31, 2002 we changed our fiscal year to end on the Saturday closest to January 31 and, as a result, the following tables include financial data as of and for the one month ended February 1, 2003 which was the one month transition period following the end of the fiscal year ended December 31, 2002 and prior to the beginning of the fiscal year ended January 31, 2004. Each fiscal year ending subsequent to December 31, 2002 consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Our fiscal years ended December 31, 2002, January 31, 2004, January 29, 2005, January 28, 2006 and February 3, 2007 each consisted of 52 weeks. In this document, we refer to the fiscal year ended January 29, 2005 as “fiscal 2004”, to the fiscal year ended January 28, 2006 as “fiscal 2005” and to the fiscal year ended February 3, 2007 as “fiscal 2006”.

The selected statement of operations data for the fiscal year ended January 29, 2005, the fiscal year ended January 28, 2006 and the fiscal year ended February 3, 2007 and the selected balance sheet data as of January 28, 2006 and February 3, 2007 are derived from our audited financial statements, which are included elsewhere in this document. The selected statement of operations data for the fiscal year ended December 31, 2002, the one month ended February 1, 2003 and the fiscal year ended January 31, 2004 and the selected balance sheet data as of December 31, 2002, February 1, 2003 and January 31, 2004 are derived from our audited financial statements not included in this document.

	Fiscal Year Ended	One Month Ended	Fiscal Year Ended
	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$101,391	$6,392	$117,857	$153,583	$205,589	$298,177
Cost of goods sold	71,017	4,575	81,320	103,152	132,811	189,609
Gross margin	30,374	1,817	36,537	50,431	72,778	108,568
Selling, general and administrative expenses	23,404	2,013	29,076	38,422	52,730	76,124
Operating profit (loss)	6,970	(196)	7,461	12,009	20,048	32,444
Interest income (expense)	(317)	(12)	(293)	(250)	648	1,178
Other income (expense)	148	—	8	8	(1)	(16)
Earnings (loss) before income taxes	6,801	(208)	7,176	11,767	20,695	33,606
Provision (benefit) for income taxes(1)	1,096	(39)	2,701	4,500	7,844	12,750
Net income (loss)	$5,705	$(169)	$4,475	$7,267	$12,851	$20,856
Net income (loss) per share
Basic(2)	$0.25	$(0.01)	$0.20	$0.32	$0.50	$0.76
Diluted(2)	$0.21	$(0.01)	$0.17	$0.28	$0.47	$0.73
Weighted average shares outstanding(2)
Basic	23,094,024	22,610,522	22,610,522	22,610,522	25,879,675	27,542,891
Diluted	27,163,158	22,610,522	25,623,710	25,877,716	27,376,684	28,703,037

(1)              For a portion of fiscal 2002 ended November 3, 2002, we were treated as a Subchapter S corporation for federal income tax purposes and, as a result, we were exempt from paying federal and state income taxes for those periods. As a result, our provision for income taxes for fiscal 2002 reflects a provision for only the last two months of fiscal 2002. Accordingly, our provision for income taxes and our total and per share net income for fiscal 2002 are not comparable to our provision for income taxes and our total and per share net income for the subsequent periods reflected in this table.

(2)             All periods other than fiscal 2006 are restated to reflect the 2 for 1 stock split that occurred during fiscal 2006.

	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$7,722	$482	$578	$1,026	$43,001	$51,977
Working capital	(556)	(455)	2,975	4,756	47,357	54,929
Total assets	42,608	36,003	41,558	54,811	114,411	167,294
Total long term obligations	1,955	1,935	2,613	5,576	9,129	12,910
Total shareholders’ equity	14,136	13,967	18,438	25,799	73,684	104,812

	Fiscal Year Ended	One Month Ended	One Month Ended	Fiscal Year Ended
	December 31, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
	(Dollars in thousands except net sales per square foot)
Other Financial Data:
Gross margin percentage(1)	30.0%	28.4%	31.0%	32.8%	35.4%	36.4%
Capital expenditures	$7,186	$42	$5,937	$11,060	$13,386	$17,896
Depreciation and Amortization	$3,571	$332	$4,185	$5,857	$7,535	$10,499
Store Data:
Number of stores open at end of period	99	99	113	140	174	235
Comparable store sales increase (decrease)(2)(3)	(1.1)%	(5.8)%	4.3%	9.6%	14.2%	14.5%
Net sales per store(3)(4)	$1,105	$65	$1,131	$1,195	$1,314	$1,403
Total square footage at end of period(5)	247,476	247,476	288,784	371,864	475,646	667,337
Average square footage per store at end of period(6)	2,500	2,500	2,556	2,656	2,718	2,828
Net sales per square foot(3)(7)	$443	$26	$448	$457	$488	$504

(1)             Gross margin percentage represents gross margin divided by net sales.

(2)             Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year or, in the case of the one month ended February 1, 2003 by comparison to comparable store sales for the one month ended February 2, 2002. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales. Comparable stores sales for fiscal years ended February  3, 2007 and January 28, 2006 consisted of 53 weeks and 52 weeks respectively.

(3)             Comparable store sales, net sales per store and net sales per square foot include our in-store sales and our internet sales. Our internet sales represented less than 1% of our total net sales in each of the periods presented.

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 3, 2007 we operated 235 stores primarily located in shopping malls, giving us a presence in 23 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks, joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

Our net sales increased from approximately $84.7 million in fiscal 2001 to approximately $298.2 million in fiscal 2006, a compound annual growth rate of 28.6%. Net sales for fiscal 2006 increased by $ 92.6 million, or 45.0%, over net sales for fiscal 2005. Over the past five fiscal years ended February 3, 2007 we increased our store base from 80 to 235 and our comparable store net sales increased an average of 10.3% per fiscal year. As of February 3, 2007 we operated 235 stores that averaged approximately 2,800 square feet per store.

We intend to expand our presence as a leading action sports lifestyle retailer by opening new stores and continuing to generate sales growth through improved store level productivity. We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations, and our strategy is to continue to open stores in both new and existing markets. We plan to open 50 new stores in fiscal 2007 and to continue to open a significant number of new stores in future years. Through our merchandising and marketing efforts, we have generally been successful in increasing the level of net sales in our existing stores and we will seek to continue such increases going forward.

We believe that we have developed an economically compelling store model. Our new stores opened during fiscal 2005 generated average net sales of approximately $1.3 million during their first full year of operations. On average, our net investment to open these stores was approximately $372,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. However, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2005, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for stores we opened in fiscal 2005. See “Business—Stores.”

In any given period, our overall gross margin may be impacted by changes in the margins of the various products we offer as well as changes in the relative mix of revenues from the different categories of apparel and hardgood products that we sell. We believe our ability to effectively manage our gross margin despite these factors is evidenced by the relative stability of our gross margin as a percentage of net sales over the last five fiscal years. Over the past five fiscal years, our annual gross margin as a percentage of our net sales has ranged from a low of 30.0% to a high of 36.4%. We achieved these results while continuing to adjust our merchandise mix to respond to changing consumer preferences and market conditions. A number of other factors may also positively or negatively impact our gross margins and results of operations, including, but not limited to:

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

General

Net sales constitute gross sales net of returns. Net sales include our in-store sales and our internet sales and, accordingly, information herein with respect to comparable store sales, net sales per store and net sales per square foot includes our internet sales. For fiscal 2001 through fiscal 2006, internet sales represented less than 1% of our annual net sales. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift Card Breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

In early February 2005 we completed our move from the 49,000 square foot combined home office and distribution center we had leased since 1994 to a newly leased 87,350 square foot combined home office and distribution center. In October, 2006 we entered into a new lease agreement whereby we agreed to expand our existing lease of 87,350 square feet of home office and distribution center space by 37,350 square feet, bringing the aggregate square footage leased to 124,700 square feet. The effective date of the new lease was January 1, 2007. The new Lease Agreement terminated and replaced the original February 2005 lease with the Landlord. The new Lease Agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years. As a result, we experienced a slight increase in our distribution and warehousing costs, which are included as a component of our costs of goods sold, in fiscal 2006. We expect to leverage this facility in fiscal 2007 due to added capacity and did leverage overall distribution and facility costs in fiscal 2006.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, Sarbanes Oxley compliance expenses, stock based compensation and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses. We expect that our selling, general and administrative expenses will, as described below, increase in future periods due in part to increased expenses associated with opening new stores.

We recognized stock-based compensation expense of approximately $165,000 in fiscal 2005 and $2.1 million in fiscal 2006. As a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which became effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. For more information regarding the implementation of SFAS 123R, see “—Recently Issued Accounting Pronouncements” below.

Our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on our business, operating results and financial condition.

We have and will continue to incur significant additional legal, accounting, insurance and other expenses as a result of being a public company, which will adversely affect our results of operations, perhaps materially. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will result in significant legal and accounting costs in the future. See “Item 1A Risk Factors—We have incurred and will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance” and “—Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.”

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

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006	Fiscal Year Ended February 3, 2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.2	64.6	63.6
Gross margin	32.8	35.4	36.4
Selling, general and administrative expenses	25.0	25.6	25.5
Operating profit	7.8	9.8	10.9
Interest income (expense)	(0.1)	0.3	0.4
Earnings before income taxes	7.7	10.1	11.3
Provision for income taxes	2.9	3.8	4.3
Net income	4.8%	6.3%	7.0%

Fiscal Year Ended February 3, 2007 Compared with Fiscal Year Ended January 28, 2006

Net Sales

Net sales increased to $ 298.2 million for fiscal 2006 from $205.6 million for fiscal 2005, an increase of $92.6 million, or 45.0%. This increase in total net sales was due to an increase in comparable store net sales of approximately $27.2 million and an increase in net sales from non-comparable stores of approximately $65.4 million. We sometimes refer to stores that are not comparable stores as “non-comparable stores.” For information as to how we define comparable stores, see “—General” above.

Comparable store net sales increased by 13.0% in fiscal 2006 compared to fiscal 2005. This increase was primarily due to higher net sales of men’s apparel, accessories and footwear at our comparable stores. The increase in non-comparable store net sales was primarily due to the opening of 42 new stores subsequent to the end of fiscal 2005 and the acquisition of 20 new stores from Fast Forward.

Gross Margin

Gross margin for fiscal 2006 was $108.6 million compared with $72.8 million for fiscal 2005, an increase of $ 35.8 million, or 49.2%.  As a percentage of net sales, gross margin increased to 36.4% in fiscal 2006 from 35.4% in fiscal 2005. The increase in gross margin as a percentage of net sales was due primarily to the increase in net sales for fiscal 2006 compared to fiscal 2005, which allowed us to leverage certain fixed costs, over greater total net sales, improved pricing from some of our vendors due to our larger merchandise purchases and reduced freight costs, distribution costs and buying costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in fiscal 2006 were $76.1 million compared with $52.7 million in fiscal 2005, an increase of $ 23.4 million, or 44.4%. This increase was primarily the result of costs associated with operating new stores, increases in infrastructure and administrative staff to support our growth and the costs of being a public company, including Sarbanes-Oxley costs, accounting fees, legal fees, and other related expenses. As a percentage of net sales, SG&A expenses decreased to 25.5% in fiscal 2006 from 25.6% in fiscal 2005. The decrease in SG&A expenses as a percentage of net sales was primarily a result of leveraging fixed operating costs offset by an increase in store payroll for new stores of $9.5 million, additional depreciation of $3.0 million, Sarbanes-Oxley costs of $1.0 million, increased stock based compensation expense of $1.7 million and to a lesser extent, additional infrastructure and administrative staff costs to support our growth. We expect that in fiscal 2007, our SG&A expenses will continue to decline as a percentage of net sales.

Operating Profit

As a result of the above factors, operating profit increased by $12.4 million, or 61.8%, to $32.4 million in fiscal 2006 from $20.0 million in fiscal 2005. As a percentage of net sales, operating profit was 10.9% in fiscal 2006 compared with 9.8% in fiscal 2005.

Provision for Income Taxes

Provision for income taxes was $12.8 million for fiscal 2006 compared with $7.8 million for fiscal 2005. The effective tax rate was 37.9%, the same as it was for fiscal 2005.

Net Income

Net income increased by $8.0 million, or 62.3%, to $20.9 million in fiscal 2006 from $12.9 million in fiscal 2005. As a percentage of net sales, net income was 7.0% in fiscal 2006 compared with 6.3% in fiscal 2005.

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

Gross Margin

Gross margin for fiscal 2005 was $72.8 million compared with $50.4 million for fiscal 2004, an increase of $22.4 million, or 44.4%. As a percentage of net sales, gross margin increased to 35.4% in fiscal 2005 from 32.8% in fiscal 2004. The increase in gross margin as a percentage of net sales was due primarily to the increase in net sales for fiscal 2005 compared fiscal 2004, which allowed us to leverage certain fixed costs, primarily non-variable occupancy costs, over greater overall net sales, improved pricing from some of our vendors due to our larger merchandise purchases and reduced freight and distribution costs as a percentage of net sales.

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

	Fiscal Year Ended January 28, 2006				Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(Dollars in thousands except per share data)
Statement of Operations Data
Net sales	$ 33,369	$39,407	$57,412	$75,401	$47,785	$55,756	$82,258	$112,378
Gross margin	$ 9,847	$12,774	$21,413	$28,744	$15,266	$18,775	$30,264	$44,263
Operating profit (loss)	$ 17	$1,272	$8,215	$10,544	$1,470	$1,995	$10,921	$18,058
Net income (loss)	$ (40)	$848	$5,279	$6,764	$1,109	$1,642	$6,827	$11,278
Basic net income (loss) per share	(0.00)	0.03	0.19	0.25	0.04	0.06	0.25	0.41
Diluted net income (loss) per share	(0.00)	0.03	0.18	0.23	0.04	0.06	0.24	0.39
Number of stores open at end of period	146	150	164	174	179	221	233	235
Comparable store sales increase	12.1%	11.3%	9.8%	20.7%	19.7%	12.6%	10.7%	12.0%

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

In May 2005, we completed an initial public offering of our common stock in which we sold 3,750,000 shares and certain selling shareholders sold 3,437,500 shares. We received net proceeds from the offering of approximately $29.2 million, after payment of underwriting discounts and commissions and offering expenses. Since the completion of the offering, we have used all of the net proceeds of the offering to pay down balances on our line of credit, to fund capital expenditures associated with opening new stores, and to fund the “Fast Forward” acquisition. We did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2007, we expect to spend approximately $24.4 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 50 new stores we plan to open in fiscal 2007, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2007 will not be different from the number of stores we plan to open, or that actual fiscal 2007 capital expenditures will not differ from this expected amount.

We expect cash flows from operations and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations, borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Net cash provided by operating activities in fiscal 2006 was $29.9 million, primarily related to income from operations. Net cash provided by operating activities in fiscal 2005 was $21.1 million, primarily related to income from operations. Net cash provided by operating activities in fiscal 2004 was $16.4 million, primarily related to income from operations, and an increase in accrued liabilities, partially offset by an increase in inventory levels.

Net cash used in investing activities was $40.1 million in fiscal 2006 primarily related to capital expenditures for new store openings and existing store renovations of $17.9 million, acquisition of the Fast Forward stores of $16.5 million and net purchases of marketable securities of $5.7 million. Net cash used in investing activities was $51.7 million in fiscal 2005, primarily related to net purchases of marketable securities and capital expenditures for new store openings and existing store renovations and $11.1 million in fiscal 2004, primarily related to capital expenditures for new store openings and existing store renovations.

Net cash provided from financing activities in the fiscal 2006 was $13.6 million, primarily related to proceeds and related tax benefit of stock options exercised and short term use of bank funds. Net cash used in financing activities in fiscal 2005 was $34.3 million, primarily related to proceeds from our initial public offering on May 5, 2005. Net cash used in financing activities in fiscal 2004 was $4.9 million, primarily related to the decrease in our book overdraft. Our book overdraft represents checks that we have issued to pay accounts payable but that have not yet been presented for payment.

We have a secured revolving credit facility with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides us with a senior revolving credit facility through August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of Standby Commercial Letters of Credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of Standby Letters of Credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at January 29, 2006 or February 3, 2007. The Company had open letters of credit of $374,000 at January 29, 2006 and $711,049 at February 3, 2007. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at February 3, 2007)  minus 0.50% or the LIBOR rate (5.44% at February 3, 2007), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The new revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including, minimum net income after taxes, total liabilities divided by tangible net worth and quick ratio.  Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 3, 2007.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended February 3, 2007. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations and the amount of those payments due in future periods as of February 3, 2007:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$153,798	$19,805	$38,980	$36,520	$58,493
Purchase Obligations	70,470	70,470
Letters of Credit	711	711
	$224,979	$90,986	$38,980	$36,520	$58,493

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006, respectively. At February 3, 2007, we had outstanding purchase orders to acquire merchandise from vendors for approximately $70 million. We have an option to cancel these commitments with no notice prior to shipment. At February 3, 2007, we had approximately $711,000 of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of February 3, 2007 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles in the United States (“GAAP”). We presently do not have any non-cancelable purchase commitments. At February 3, 2007 we had outstanding purchase orders to acquire merchandise from vendors for approximately $70 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At February 3, 2007 we had approximately $711,000 of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years.

Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At February 3, 2007 we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

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

Revenue recognition and sales returns reserve.   We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. We offer a return policy of generally 30 days and we accrue for estimated sales returns based on our historical sales returns results. The amounts of these sales returns reserves vary during the year due to the seasonality of our business. Actual sales returns could be higher or lower than our estimated sales returns due to customer buying patterns that could differ from historical trends. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift Card Breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Accounting for Income Taxes.   As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of February 3, 2007. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations. Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

Prior to January 29, 2006 we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. We recorded $2.1 million of total stock-based compensation expense for the year ended February 3, 2007 of which $293,711 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on our reported cash flows. For the year ended January 28, 2006 we recorded $165,000 in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), we are not required to restate prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of February 3, 2007 are not directly comparable to the same period in the prior year.

At February 3, 2007 there was approximately $4.6 million of total unrecognized compensation cost related to unvested stock options of which approximately $543,000 was attributable to the Board of Directors. This cost is expected to be recognized on a weighted-average basis over a period of approximately eight years.

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

Business Acquisition.   We completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California). The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values.

Recently Issued Accounting Pronouncements

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

The Financial Accounting Standards Board has published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation,” to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Historically, we have not had conditional asset retirement obligations, but future transactions will be accounted for under the standard. Our adoption of this statement  has not had a material impact on our results of operations, financial position or cash flow.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the policy in fiscal 2006. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations for fiscal 2006.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006 The SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company believes that SAB 108 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At February 3, 2007 we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments. Fluctuations in interest rates did not have a material effect on the results of operations in 2006. We do not believe that potential interest rate fluctuations will materially effect the fiscal 2007 results of operations.

Item 8.                        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements.”

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 3, 2007 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.   There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part III, Item 15, “Exhibits and Consolidated Financial Statements.”

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding our directors and executive officers is presented under the headings “Election of Directors,” “Corporate Governance,” and “Executive Officers,” in our definitive proxy statement for use in connection with our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 3, 2007 and is incorporated herein by this reference thereto.

Item 11.                 EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the heading “Executive Compensation” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Year 2006 and 2005”  in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.                 EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS.

a)     Exhibits and Consolidated Financial Statements

1.                 Management’s Annual Report on Internal Control Over Financial Reporting.

2.                 Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control over Financial Reporting.

3.                 Consolidated Financial Statements can be found under Item 8 of Part II of this Form 10-K.

4.                 Index to Consolidated Financial Statements.

5.                 Exhibits Index.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Zumiez Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm who audits the Company’s consolidated financial statements. The attestation report of Moss Adams LLP, which report is included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/s/ RICHARD M. BROOKS		3/26/07
Signature		Date
By:	Richard M. Brooks, Jr., President and Chief Executive Officer, Director
/s/ BRENDA I. MORRIS		3/26/07
Signature		Date
By:	Brenda I. Morris, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS D. CAMPION	3/26/07	/s/ WILLIAM M. BARNUM, JR.	3/26/07
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director
/s/ DAVID DEMATTEI	3/26/07	/s/ JIM WEBER	3/26/07
Signature	Date	Signature	Date
David DeMattei, Director		Jim Weber, Director
/s/ GERALD F. RYLES	3/26/07	/s/ MATTHEW L. HYDE	3/26/07
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Matthew L. Hyde, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zumiez Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Zumiez Inc. and its subsidiary (“the Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for year then ended, and our report dated March 26, 2007 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS LLP
Seattle, Washington
March 26, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 29, 2005, January 28, 2006 and February 3, 2007

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zumiez Inc.:

We have audited the accompanying consolidated balance sheet of Zumiez Inc. and its subsidiary (“the Company”) as of February 3, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 6 to the consolidated financial statements, effective January 29, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited the adjustments to the financial statements for the years ended January 29, 2005 and January 28, 2006 to retrospectively reflect the 2 for 1 common stock split, described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the years ended January 29, 2005 and January 28, 2006 taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ MOSS ADAMS LLP

Seattle, Washington
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Zumiez Inc.:

In our opinion, the consolidated balance sheet as of  January 28, 2006 and the related consolidated statements of operations, consolidated statements of changes in shareholders’ equity and of cash flows for each of two years in the period ended January 28, 2006, before the effects of the adjustments to retroactively reflect the 2 for 1 common stock split described in Note 1, present fairly, in all material respects, the financial position of Zumiez Inc and its subsidiary at January 28, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2005 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the 2 for 1 common stock split, described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP
Seattle, Washington
March 21, 2006

ZUMIEZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 28, 2006	February 3, 2007
Assets
Current assets
Cash and cash equivalents	$4,737	$8,161
Marketable securities	38,264	43,816
Receivables	3,746	5,223
Inventory	30,559	42,157
Prepaid expenses and other	711	3,593
Deferred tax assets	938	1,551
Total current assets	78,955	104,501
Leasehold improvements and equipment, net	35,456	49,889
Goodwill	—	12,904
Total long-term assets	35,456	62,793
Total assets	$114,411	$167,294
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$18,623	$24,164
Book overdraft	—	6,083
Accrued payroll and payroll taxes	4,388	4,784
Income taxes payable	3,309	6,598
Current portion of deferred rent and tenant allowances	900	1,377
Other accrued liabilities	4,378	6,566
Total current liabilities	31,598	49,572
Long-term deferred rent and tenant allowances, less current portion	7,595	12,069
Deferred tax liabilities	1,534	841
Total liabilities	$40,727	$62,482
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding at January 28, 2006 and February 3, 2007	$—	$—
Common stock, no par value, 100,000,000 shares authorized; 27,259,297 and 27,880,512 shares issued and outstanding at January 28, 2006 and February 3, 2007, respectively	34,770	45,311
Employee stock options	260	—
Accumulated other comprehensive loss	(5)	(14)
Retained earnings	38,659	59,515
Total shareholders’ equity	73,684	104, 812
Total liabilities and shareholders’ equity	$114,411	$167,294

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Net sales	$153,583	$205,589	$298,177
Cost of goods sold	103,152	132,811	189,609
Gross margin	50,431	72,778	108,568
Selling, general and administrative expenses	38,422	52,730	76,124
Operating profit	12,009	20,048	32,444
Interest income (expense)	(250)	648	1,178
Other income (expense)	8	(1)	(16)
Earnings before income taxes	11,767	20,695	33,606
Provision for income taxes	4,500	7,844	12,750
Net income	$7,267	$12,851	$20,856
Basic net income per share	$0.32	$0.50	$0.76
Diluted net income per share	$0.28	$0.47	$0.73
Weighted average shares outstanding
Basic	22,610,522	25,879,675	27,542,891
Diluted	25,877,716	27,376,684	28,703,037

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Employee	Other		Receivable
	Common Stock		Stock	Comprehensive	Retained	from
	Shares	Amount	Options	Loss	Earnings	Parent	Total
Balance at January 31, 2004	22,610	$44	$—	$—	$18,541	$(147)	$18,438
Stock based compensation	—	—	95	—	—	—	95
Cost incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	7,267	—	7,267
Balance at January 29, 2005	22,610	$44	$95	$—	$25,808	$(148)	$25,799
Common shares issued through initial public offering	3,750	29,191	—	—	—	—	29,191
Exercise of common stock options, including tax benefit of $4,457	899	5,535	—	—	—	—	5,535
Stock based compensation	—	—	165	—	—	—	165
Cost incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Parent receivable forgiven	—	—	—	—	—	149	149
Unrealized gains and losses, net	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	12,851	—	12,851
Balance at January 28, 2006	27,259	$34,770	$260	$(5)	$38,659	$—	$73,684
Exercise of common stock options, including tax benefit of $6,822	622	8,228	—	—	—	—	8,228
Stock based compensation	—	2,313	(260)	—	—	—	2,053
Unrealized gains and losses, net	—	—	—	(9)	—	—	(9)
Net income	—	—	—	—	20,856	—	20,856
Balance at February 3, 2007	27,881	$45,311	$—	$(14)	$59,515	$—	$104,812

The accompanying notes are an integral part of these consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Cash flows from operating activities
Net income	$7,267	$12,851	$20,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	5,857	7,535	10,499
Deferred tax expense	(16)	(56)	(1,306)
Stock compensation expense	95	165	2,053
Excess tax benefit from stock options	—	—	(6,822)
Loss on disposal of assets	126	33	132
Loss from sales of marketable securities, net	—	—	17
Changes in operating assets and liabilities
Receivables	(872)	(1,835)	(1,309)
Inventory	(1,456)	(6,307)	(198)
Prepaid expenses	(771)	455	(2,713)
Trade accounts payable	995	6,361	(3,371)
Accrued payroll and payroll taxes	952	1,827	330
Income taxes payable	765	698	10,112
Other accrued liabilities	3,397	(1,024)	1,506
Deferred rent	48	383	145
Net cash provided by operating activities	$16,387	$21,086	$29,931
Cash flows from investing activities:
Additions to leasehold improvements and equipment	$(11,060)	$(13,386)	$(17,896)
Business acquisition, net of cash acquired	—	—	(16,542)
Purchases of marketable securities	—	(72,651)	(157,433)
Sales and maturities of marketable securities	—	34,365	151,785
Net cash used in investing activities	$(11,060)	$(51,672)	$(40,086)
Cash flows from financing activities:
Change in book overdraft	$(4,035)	$(429)	$6,083
Borrowings on revolving credit facility	37,852	19,750
Payments on revolving credit facility	(38,152)	(19,750)	(732)
Proceeds from exercise of stock options	—	—	1,406
Proceeds from sale of stock	—	34,726	—
Excess tax benefit from stock options	—	—	6,822
Principal payments on long-term debt	(544)	—	—
Net cash provided by (used in) financing activities	$(4,879)	$34,297	$13,579
Net increase in cash and cash equivalents	$448	$3,711	$3,424
Cash and cash equivalents
Beginning of period	578	1,026	4,737
End of period	$1,026	$4,737	$8,161
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$250	$61	$—
Cash paid during the period for income taxes	3,812	2,746	4,027

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature and Ownership of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 3, 2007 the Company operated 235 stores primarily located in shopping malls, giving the Company a presence in 23 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2004 and fiscal 2005 were 52-week periods ended January 29, 2005 and January 28, 2006, respectively. Fiscal 2006 was a 53-week period ended February 3, 2007.

Stock Split—On April 14, 2005 the Company’s Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a 1 for 258.6485 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on April 20, 2005. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the Stock Split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the Stock Split.

On March 15, 2006 the Company’s Board of Directors approved a two for one stock split of the Company’s common stock that was effected by a share dividend and became effective April 19, 2006. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the stock split.

Reincorporation—On April 29, 2005 the Company reincorporated in the State of Washington from the State of Delaware. In connection with the reincorporation, the Company filed new articles of incorporation and adopted new bylaws. The new articles of incorporation changed the Company’s common stock from $0.01 par value per share to no par value per share and increased the Company’s authorized capital stock.

Initial Public Offering—In May 2005 the Company completed an initial public offering of its common stock in which the Company sold 3,750,000 shares and the Company’s selling shareholders sold 3,437,500 shares. Net proceeds from the offering received by the Company totaled approximately $29.2 million, after payment of underwriters’ commissions and offering expenses. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of Zumiez Holdings LLC (the “Parent”), a holding company with no operating activities. The financial position and operating results of the Parent are not included in the Company’s financial statements included in this quarterly report. The Parent was dissolved in connection with the Company’s initial public offering.

Secondary Offering—In November 2005 a secondary offering of shares of the Company’s common stock by certain of its shareholders was completed. The offering consisted of 5,462,500 shares of common stock, including 712,500 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

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

Concentration of Risk—The Company maintains its cash and cash equivalents in accounts with two major financial institution in the United States of America, in the form of demand deposits, certificates of deposits and money market accounts. Deposits in this bank may exceed the amounts of federal deposit insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are primarily derived from credit card purchases from customers and are typically settled within one to two days.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash—At January 28, 2006 the Company had no restricted cash balances. At February 3, 2007 restricted cash consisted of $250,000 held in escrow related to the Fast Forward acquisition.

Marketable Securities—At February 3, 2007, marketable securities, classified as available for sale, were $43.8 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

Receivables—Consist primarily of tenant allowances and credit card transactions that remain outstanding at the end of the period. The Company does not extend credit to its customers, except through third-party credit cards.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology and inventory costs are removed on a first-in, first-out. Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value. The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant and the Company does not adjust the historical carrying value of merchandise inventories upwards based on actual sales experience. We have reserved for inventory shrinkage as of February 3, 2007 and January 28, 2006 in the amounts of approximately $1.9 million and $1.4 million, respectively.

Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the lease term (generally 7-10 years), whichever is shorter. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over 5 years. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the consolidated statement of operations.

Valuation of Long-Lived Assets—The Company has adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets.  The company determined that there was no impairment loss for the year ended February 3, 2007. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. Asset retirements were not material for fiscal 2006,

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 28, 2006 and February 3, 2007 the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, the long-term debt and the revolving credit facility approximate the fair value because these financial instruments have floating interest rates which reflect current market conditions.

Deferred Rent, Rent Expense and Tenant Allowances—The Company occupies its retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. The Company straight-lines and recognizes its rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention. For certain locations, the Company receives cash tenant allowances and has reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. All other pre-opening costs are expensed as incurred.

Goodwill—In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations. The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.   Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, that would indicate that, more likely than not, the book value of goodwill has been impaired. There was no impairment of Goodwill in the 2006 fiscal year.

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

Comprehensive Income—Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. There was no difference between net income and comprehensive income for fiscal 2004. Comprehensive income for fiscal 2005 was $12,846,000 comprised of $12,851,000 of net income and $5,000 of net unrealized losses on our available-for-sale securities. Comprehensive income for fiscal 2006 was $20,865,000 comprised of $20,856,000 of net income and $9,000 of net unrealized losses on our available-for-sale securities.

Revenue Recognition—Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders placed through the Company’s website as both title and risk of loss have transferred. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. The Company reports shipping revenues and costs within sales and cost of goods sold, respectively. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return reserves were insignificant for all periods presented. The Company offers a return policy of generally 30 days. The Company has the right to assess gift card dormancy fees, but has historically not done so.

The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

The Company records a liability when gift cards are issued and recognizes revenue when gift cards are redeemed.

The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The company has accounted for its business operation as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics.

The Company presents its merchandise assortment as a percentage of net sales for the following categories: “Men’s”, which includes men’s apparel; “Women’s”, which includes women’s apparel; and “Accessories and Other”, which includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for each of the aforementioned categories for fiscal 2004, fiscal 2005 and fiscal 2006 was as follows:

	Fiscal Year Ended
	January 29	January 28	February 03,
	2005	2006	2007
Men’s	32.1%	30.0%	31.9%
Women’s	16.0	17.0	15.4
Accessories and Other	51.9	53.0	52.7
Total	100.0%	100.0%	100.0%

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

Advertising—The Company expenses advertising costs as incurred. Advertising expenses are net of sponsorships. Advertising expense was approximately $235,000, $250,000 and $650,500 in fiscal 2004, 2005 and 2006, respectively.

Stock Compensation—Effective January 29, 2006 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company’s initial public offering on May 5, 2005. Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. The expected option term is estimated based upon historical industry data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

The fair values of the options granted after the effective date were estimated using the Black-Scholes option-pricing model with the assumptions from the table below:

Year Ended
February 3, 2007
Dividend yield	—%
Volatility rate	35.00%
Forfeiture rate	8.00%
Average expected life (in years):
Expected lives—Eight years	6.38
Expected lives—Five years	6.00
Expected lives—Three years	6.00
Average risk-free interest rate:	4.77%

The Company recorded $2.1 million of total stock-based compensation expense for fiscal year ended February 3, 2007 of which $293,711 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the fiscal year ended January 28, 2006 the Company recorded $165,000 in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of February 3, 2007 are not directly comparable to the same period in the prior year. Stock based compensation expense is recorded in the consolidated income statement in cost of goods sold in the approximate amount of $1.6 million and selling, general and administrative expense in the approximate of $473,000.

At February 3, 2007 there was approximately $4.6 million of total unrecognized compensation cost related to unvested stock options of which approximately $543,000 was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately eight years.

The Company accounts for unvested stock-based employee compensation arrangements granted prior to the initial public offering on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations. For these awards, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  The Company only granted stock options in the year ended February 3, 2007. No stock appreciation rights or restricted stock grants in the year ended February 3, 2007.

Net Income per Share—Basic net income per common share is computed using the weighted average number of shares outstanding. Diluted net income per common share is computed, under the treasury stock method, using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 3,267,194, 1,497,010 and 1,160,146 in fiscal 2004, 2005 and 2006, respectively, were used in the calculation of diluted net income per common share.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Fiscal Year Ended
	January 29,	January 28,	February 3,
	2005	2006	2007
Net income, as reported	$7,267	$12,851	$20,856
Add: Stock-based compensation expense, as reported, net of tax	59	102	1,275
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(313)	(362)	(1,400)
Pro forma net income	7,013	12,591	20,731
Net income per share:
Basic—as reported	$0.32	$0.50	$0.76
Basic—pro forma	$0.31	$0.49	$0.75
Diluted—as reported	$0.28	$0.47	$0.73
Diluted—pro forma	$0.27	$0.46	$0.72

Merchandise Risk—The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

Recent accounting pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of this statement become effective for fiscal periods beginning after December 15, 2005. The standard dictates that changes in accounting principle that are a result of a new pronouncement shall be subject to the reporting provisions of that pronouncement if they exist. The Company’s adoption of this statement in fiscal 2006 did not have a material impact on our results of operations, financial position or cash flow.

The Financial Accounting Standards Board has published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Historically, the Company has not had conditional asset retirement obligations, but future transactions will be accounted for under the standard. The Company’s adoption of this statement in fiscal 2005 did not have a material impact on our results of operations, financial position or cash flow.

In June 2005 EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, was ratified by the FASB. The EITF reached a consensus on two issues, that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition, and that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The consensus should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after the FASB ratification on June 29, 2005. On September 28, 2005 the FASB ratified a modification to clarify that the application does not apply to preexisting leasehold improvements. The Company amortizes leasehold improvements per the guidance set forth in this consensus. The Company acquired $1,651,700 of leasehold improvements through acquisition of 20 store in the Fast Forward acquisition. The Company is amortizing the leasehold improvements acquired over the term of each respective lease life in accordance with EITF 05-6.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 in fiscal 2006. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations in fiscal 2006.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006 The SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company adopted the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations for fiscal 2006.

In June 2006 EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, was ratified by the FASB. The EITF reached a consensus on how taxes assessed by a governmental authority should be presented on the income statement. The EITF reached a consensus that the disclosures required under this Issue should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. Other wise the consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company believes that EITF 06-3 did not and will not have a material impact on the Company’s consolidated financial position or results of operations.

3.   Leasehold Improvements and Equipment

Leasehold improvements and equipment consist of the following:

	January 28, 2006	February 3, 2007
	(In thousands)
Leasehold improvements and other equipment	$38,452	$52,773
Computer equipment	5,780	7,347
Fixtures and other	19,203	26,392
	63,435	86,512
Less accumulated depreciation	(27,979)	(36,623)
	$35,456	$49,889

Depreciation expense on leasehold improvements and equipment was $5.9 million, $7.5 million and $10.4 million for fiscal 2004, 2005 and 2006, respectively.

4.   Revolving Credit Facility

In September 2004 the Company entered into a loan modification agreement to the existing revolving credit facility. The loan modification agreement reduced certain applicable interest rates and extended the maturity date of the revolving credit facility to July 1, 2006. The borrowing capacity was increased to $25.0 million if the Company had requested and if the Company was in compliance with certain provisions. There were no outstanding borrowings under the revolving credit facility at January 29, 2005. The Company had open letters of credit of $374,000 at January 28, 2006. The revolving credit facility bore interest at floating rates based on the lower of the prime rate (7.25% at January 28, 2006) minus a prime margin ranging from 0.75% to 0.10% or the LIBOR rate (4.54% at January 28, 2006) plus a LIBOR margin ranging from 1.40% to 2.15%, in each case depending on the ratio of the Company’s adjusted funded debt (as defined in the loan agreement, as amended) to EBITDAR (as defined in the loan agreement, as amended). The Company’s obligations under the revolving credit facility was secured by almost all of its personal property, including, among other things, inventory, equipment and fixtures. The Company was required to reduce the amount of any outstanding advances under the revolving credit facility to no more than $5.0 million for a period of at least 30 consecutive days each year. The revolving credit facility also contained financial covenants that required the Company to meet specified financial ratios, including a debt to earnings ratio, earnings to interest expense ratio and inventory to debt ratio. The Company was in compliance with all covenants at January 28, 2006 and for the year then ended. The facility was replaced in September 2006 with a new Wells Fargo HSBC Trade Bank, N.A. credit facility.

We have a secured revolving credit facility with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides us with a senior revolving credit facility through August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of Standby Commercial Letters of Credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of Standby Letters of Credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at February 3, 2007. We had open letters of credit of approximately $711,000 at February 3, 2007. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at February 3, 2007) minus 0.50% or the LIBOR rate (5.44% at February 3, 2007) plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The new facility also contains financial covenants that require us to meet certain specified financial ratios, including, minimum net income after taxes, total liabilities divided by tangible net worth and quick ratio. Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender. We were in compliance with all covenants at February 3, 2007.

5.                 Income Taxes

The components of deferred income taxes are:

	January 28, 2006	February 3, 2007
	(In thousands)
Deferred tax assets
Deferred rent	$3,313	$5,184
Inventory	989	1,507
Employee benefits, including stock based compensation	281	1,088
Total deferred tax assets	4,583	7,779
Deferred tax liabilities
Property and equipment	(4,948)	(6,422)
Goodwill	—	(444)
Prepaid expenses	(231)	(203)
Total deferred tax liabilities	(5,179)	(7,069)
Net deferred tax asset	$(596)	$710

The components of the provision (Liability) for income taxes are:

	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006	Fiscal Year Ended February 3, 2007
	(In thousands)
Current
Federal	$3,831	$7,243	$11,870
State	685	1,334	2,195
Total current	4,516	8,577	14,065
Deferred
Federal	(21)	(656)	(1,110)
State	5	(77)	(205)
Total deferred	(16)	(733)	(1,314)
Provision for income taxes	$4,500	$7,844	$12,750

The reconciliation of the income tax provision at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows for the fiscal year ended:

	Fiscal Year Ended January 28, 2005	Fiscal Year Ended January 28, 2006	Fiscal Year Ended February 3, 2007
Expected U.S. federal income taxes at statutory rates	34.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.9	4.0	3.8
Permanent differences	0.5	0.6	(0.7)
Other	(0.1)	(1.7)	(0.2)
	38.3%	37.9%	37.9%

6.                 Stock Options

During fiscal 1997 the Company adopted the 1993 Stock Option Plan (the “1993 Plan”) to provide for the granting of nonqualified stock options to executive officers and key employees of the Company as determined by a committee of the Company’s board of directors, the 1993 Plan Committee (the “Committee”).

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

During fiscal 2004 the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by a committee of the Company’s board of directors, the 2004 Plan Committee. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has authorized 3,682,793 shares of common stock for issuance under the 2004 Plan. The Company does not plan on making any new stock option grants under the 2004 Plan.

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

During fiscal 2004 the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded stock-based compensation for the difference between the exercise price of the stock options and the fair market value of the Company’s stock at the grant date. During the fiscal 2005 and 2006, the Company recorded stock-based compensation of $165,000 and $163,000, respectively, related to these options. Stock-based compensation expense is currently recognized over the vesting period of the awards, generally five to eight years. Excluding the impact of the adoption of FAS 123R, future compensation expense to be recognized through fiscal 2012 associated with these grants will be $633,000. No stock options were granted during fiscal 2005. There were 517,600 stock options granted during fiscal year 2006.

As of January 28, 2006 no options to purchase shares of common stock were outstanding and no shares had been issued under the 2005 Plan. As of February 3, 2007 there were 484,600 options to purchase shares of common stock issued and outstanding under the 2005 Plan.

The following table summarizes stock option activity:

	Fiscal Year Ended
	January 29, 2005		January 28, 2006		February 3, 2007
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of fiscal year	3,067,400	$1.24	3,710,794	$1.77	2,812,017	$1.95
Options granted during the fiscal year	800,238	3.87	—	—	517,600	27.91
Options exercised during the fiscal year	—	—	(898,777)	(1.20)	(610,929)	(1.37)
Options forfeited during the fiscal year	(156,844)	(1.96)	—	—	(43,424)	(23.13)
Options outstanding at end of fiscal year	3,710,794	$1.77	2,812,017	$1.95	2,675,264	$6.76
Weighted-average fair value of options granted during the fiscal year		$2.27		N/A		12.21
Options exercisable	1,720,114	$1.01	1,321,822	$1.22	1,176,227	$1.59

The following table summarizes information concerning outstanding and exercisable options at February 3, 2007:

	Options Outstanding		Options Exercisable
	Number	Weighted-Average	Number
	of	Remaining	of
Exercise Price	Options	Contractual Life	Options
$0.23	133,198	0.9	133,198
1.09	717,233	2.3	569,286
1.78	576,073	4.6	253,280
2.61	136,069	6.3	66,710
3.87	628,091	7.4	153,753
24.89 to 33.59	484,600	10.0	—
Total	2,675,264		1,176,227

7.                 Related Party Transactions

During fiscal 2004 the Company paid $1,000 in fees on behalf of the Parent. At January 29, 2005 due to additional such payments by the Company, the Company had a balance of fees receivable from Parent of $148,000. This amount is reported in shareholders’ equity. During fiscal 2005, the Company paid $1,000 in fees on behalf of its Parent, resulting in a balance of $149,000, which was forgiven and the Parent was subsequently dissolved in connection with the Company’s initial public offering. This amount was reported in shareholders’ equity and expensed to selling, general and administrative expense.

In fiscal 2004 and 2005 the Company paid Brentwood Private Equity III, LLC a consulting fee of $200,000 and $53,000, respectively, under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering.

The Company made charitable contributions to Zumiez Foundation in fiscal 2006 and fiscal 2005 in the amounts of $340,000 and $266,000, respectively.

8.                 Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations. In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. During fiscal 2004 the Company entered into a lease for a new combined home office and distribution center under a non-cancelable operating lease agreement that expires in July 2012 with two renewal options. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. The Company expenses escalated percentage rent payments in the period they become known. In September 2006 we entered into a new lease agreement for an additional 37,000 square feet of warehouse space. The new lease agreement terminated and replaced the original fiscal 2004 lease with the Landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years.

Rent expense, including common area maintenance and other occupancy costs, was $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006, respectively.

Future minimum commitments (in thousands) on all leases at February 3, 2007 are as follows:

	Retail Stores	Home Office	Total
Fiscal 2007	$19,183	$622	$19,805
Fiscal 2008	18,710	755	19,465
Fiscal 2009	18,740	775	19,515
Fiscal 2010	18,094	795	18,889
Fiscal 2011	16,815	816	17,631
Thereafter	53,632	4,861	58,493
	$145,174	$8,624	$153,798

Purchase Commitments—The Company had outstanding purchase orders to acquire merchandise from vendors for approximately $38.9 million and $70.5 million at January 28, 2006 and February 3, 2007, respectively. These purchases are expected to be financed by cash flows from operations and the Company’s revolving credit facility. The Company has an option to cancel such commitments with no notice prior to shipment.

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

9.                 Goodwill

In connection with the acquisition of Fast Forward on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.” The Company recorded $12.9 million of goodwill as the excess of the purchase price of $15.3 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company will continue to assess, in accordance with our “Goodwill” policy as stated in Note 2, whether goodwill is impaired

10.          Business Acquisition

During the quarter ended July 29, 2006 we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).  The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition. Total costs of the acquisition were $15.3 million and were paid in cash plus assumption of liabilities. The Company completed an independent appraisal to determine the final allocation of the purchase price. The following table summarizes the allocation of fair values of the assets acquired and liabilities assumed (in thousands):

Cash in Stores	$15
Prepaid Expenses	143
Other Current Assets	168
Merchandise Inventory	4,227
Property & Equipment	1,819
Goodwill	12,904
Checks drawn in excess of bank balance	(608)
Accounts Payable	(1,712)
Short-term debt	(732)
Other current liabilities	(957)
Fair value of net assets acquired, including Goodwill	$15,267

The fair value of net assets including goodwill and the goodwill amounts reported for the period ended July 29, 2006 was $13,998 and $11,635 respectively. The change in the amounts reported for the period ended February 3, 2007 is accounted for in the following table (in thousands):

	Balance July 29, 2006	Cash Payments	Adjustments to Estimates	Balance February 3, 2007
Long term debt	$—	$—	$516	$516
Transaction fees & costs	188	138	42	368
Associate severance & relocation	638	—	25	663
Inventory reserve for discontinued merchandise	225	—	438	663
Escrow reserve distribution	—	110	—	110
Total	$1,051	$248	$1,021	$2,320

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The preliminary purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $12.9 million. All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes. The Company will amortize the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election. At February 3, 2007 $250,000 was held in escrow and due for payment to either the Company or the ownership of Action Concepts Fast Forward, Ltd. dependent on future claims. This amount has not been reflected in the purchase price of the related acquisition, but will be reflected in the allocable cost of the acquisition at the time of determination of the contingencies and ultimate distribution to the sellers in accordance with Paragraph 46 of SFAS 141, Business Combinations.

The condensed consolidated statement of operations for the period ended February 3, 2007 includes the operating results of Fast Forward from June 24, 2006. The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented. The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

	For the Year Ended
	January 28, 2006	February 3, 2007
Pro Forma Information (Unaudited)
Net Sales	$229,517	$306,761
Net Income	13,242	20,082
Basic Earnings Per Share	$0.51	$0.73
Diluted Earnings Per Share	$0.48	$0.70

The Company incurred expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition. To date, this amount has been paid in full. In addition, the company has a remaining reserve of $117,000 as of February 3, 2007 for the potential clearance of discontinued merchandise from Fast Forward locations and raw materials that may not be consumed. These costs were accounted for under Emerging Issues Task Force (EITF) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”.

11.          Employee Benefit Plans

The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. The Company’s 401(k) matching and profit-sharing contributions are discretionary and are determined annually by the Company. The Company contributed $125,000, $225,000, and $250,000 to the plan during fiscal 2004, 2005 and 2006, respectively.

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

12.          Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options. Common stock options granted to the Board of Directors to purchase 40,000 shares of common stock for the year ended February 3, 2007 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock. There were no options considered to be anti-dilutive as of January 28, 2006.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007
Net income	$7,267	$12,851	$20,856
Weighted average common shares for basic net income per share	22,610,522	25,879,675	27,542,891
Dilutive effect of stock options	3,267,194	1,497,010	1,160,146
Weighted average common shares for diluted net income per share	25,877,716	27,376,684	28,703,037
Basic net income per share	$0.32	$0.50	$0.76
Diluted net income per share	$0.28	$0.47	$0.73

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
3.2	Bylaws. [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]
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
10.11

Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.12

Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006].

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]
10.14

Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. dated September 1, 2006. . [Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 as filed on December 8, 2006].

21.1	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on October 18, 2005 (file No. 333-129101)]
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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

Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and many are available at the SEC’s website found at www.sec.gov.