Form 10-Q
period 2007-05-05
Zumiez Inc
filed 2007-06-01
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

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

Number of shares of Common Stock outstanding as of June 1, 2007 was 28,381,694 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	May 5, 2007	February 3, 2007

Assets
Current assets
Cash and cash equivalents	$5,827	$8,161
Marketable Securities	32,144	43,816
Receivables	10,980	5,223
Inventory	50,285	42,157
Prepaid expenses and other	3,603	3,593
Deferred tax assets	1,619	1,551
Total current assets	104,458	104,501

Leasehold improvements and equipment, net	55,474	49,889
Goodwill	12,904	12,904
Total long-term assets	68,378	62,793

Total assets	$172,836	$167,294

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$28,430	$24,164
Book overdraft	2,756	6,083
Accrued payroll and payroll taxes	3,750	4,784
Income taxes payable	—	6,598
Current portion of deferred rent and tenant allowances	1,584	1,377
Other accrued liabilities	6,227	6,566
Total current liabilities	42,747	49,572

Long-term deferred rent and tenant allowances, less current portion	14,084	12,069
Deferred tax liabilities	227	841
Total long-term liabilities	14,311	12,910

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding
Common stock, no par value, 100,000,000 shares authorized; 28,381,694 shares issued and outstanding at May 5, 2007 and 27,880,512 shares issued and outstanding at February 3, 2007.	54,657	45,311
Accumulated other comprehensive loss	(11)	(14)
Retained earnings	61,132	59,515
Total shareholders’ equity	115,778	104,812

Total liabilities and shareholders’ equity	$172,836	$167,294

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales	$68,791	$47,785
Cost of goods sold	46,976	32,519
Gross profit	21,815	15,266

Selling, general and administrative expenses	19,632	13,796
Operating profit	2,183	1,470

Interest income, net	426	352
Other income (expense), net	(1)	—

Earnings before income taxes	2,608	1,822

Provision for income taxes	991	713
Net income	$1,617	$1,109

Basic net income per share	$0.06	$0.04

Diluted net income per share	$0.06	$0.04

Weighted average shares outstanding, Basic	27,975,278	27,272,799

Weighted average shares outstanding, Diluted	29,008,312	28,631,942

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2007	27,881	$45,311	$(14)	$59,515	$104,812
Common shares issued including tax benefit of $7,247	501	8,539	—	—	8,539
Stock-based compensation expense	—	807	—	—	807
Unrealized gains, net	—	—	3	—	3
Net income	—	—	—	1,617	1,617
Balance at May 5, 2007	28,382	$54,657	$(11)	$61,132	$115,778

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities
Net income	$1,617	$1,109
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,220	2,259
Deferred tax benefit	(682)	(436)
Stock compensation expense	807	337
Loss on disposal of fixed assets	11	1
Excess tax benefit from stock options	(7,247)	(972)
Changes in operating assets and liabilities
Receivables	(5,757)	(123)
Inventory	(6,331)	(8,370)
Prepaid expenses and other	(10)	375
Trade accounts payable	2,469	3,371
Accrued payroll and payroll taxes	(1,034)	(1,077)
Income taxes payable	649	(2,266)
Other accrued liabilities	(338)	2,981
Deferred rent	(352)	19
Net cash used in operating activities	(12,978)	(2,792)

Cash flows from investing activities
Additions to leasehold improvements and equipment	(6,197)	(3,546)
Purchases of marketable securities	(24,876)	(36,242)
Sales and maturities of marketable securities	36,506	38,201
Net cash provided by (used in) investing activities	5,433	(1,587)

Cash flows from financing activities
Change in book overdraft	(3,327)	—
Proceeds from exercise of stock options	1,291	440
Excess tax benefit from stock options	7,247	972
Net cash provided by financing activities	5,211	1,412

Net decrease in cash and cash equivalents	(2,334)	(2,967)
Cash and cash equivalents, Beginning of period	8,161	4,737
Cash and cash equivalents, End of period	$5,827	$1,770

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1	$—
Cash paid during the period for income taxes	7,020	3,497

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of May 5, 2007, the condensed consolidated statement of operations for the three-months ended May 5, 2007 and April 29, 2006, and the condensed consolidated statement of cash flows for the three-months ended May 5, 2007 and April 29, 2006.

The financial data at February 3, 2007 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC, (collectively, “the Company”). All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications—Certain prior-period balances may have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net income (loss), assets or liabilities in either period presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid assets. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets. Actual results could differ from those estimates. The results of operations for the three months ending May 5, 2007 are not necessarily indicative of the results that might be expected for fiscal 2007. For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 27, 2007.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of May 5, 2007, the Company operated 254 stores primarily located in shopping malls, giving the Company a presence in 25 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2006” was the 53-week period ended February 3, 2007.  The first three months of fiscal 2007 was the 13-week period ended May 5, 2007.  The first three months of fiscal 2006 was the 13-week period ended April 29, 2006.  “Fiscal 2007” is the 52-week period ending February 2, 2008.

Stock Split— On April 14, 2005, the Company’s Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a 1 for 258.6485 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on April 20, 2005. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the Stock Split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the Stock Split.  On March 15, 2006, the Company’s Board of Directors approved a two for one stock split of the Company’s common stock that was affected by a share dividend and became effective April 19, 2006. All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis. Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the stock split.

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

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the financial statements in the Company’s Form 10-K filed on March 27, 2007. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in that annual report.

Marketable Securities—At May 5, 2007, marketable securities, classified as available for sale, were $32.1 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

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

Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.  The expected option term is estimated using “SAB 107 Simplified Method for Estimating Expected Term” for plain vanilla options. The expected volatility of the Company’s stock price is based upon the historical volatility of our stock from the initial public offering date of May 5, 2005 through the end of our most recent fiscal year ended February 3, 2007. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The fair values of the options granted after the effective date were estimated using the Black-Scholes valuation model with the assumptions from the table below:

Quarter Ended
May 5, 2007
Dividend yield	—%
Volatility rate	37.00%
Forfeiture rate	10.00%
Average expected life (in years):
Expected lives—Eight years	6.38
Expected lives—Five years	6.00
Average risk-free interest rate:	4.43%

The following table summarizes the Company’s stock option activity for the quarter ended May 5, 2007 (in thousands except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Options outstanding at February 3, 2007	2,675	$6.76
Options granted during the quarter	384	35.85
Options exercised during the quarter	(501)	1.80
Options forfeited during the quarter	(101)	13.12
Options outstanding at May 5, 2007	2,457	12.00
Options exercisable at May 5, 2007	766	3.34

The Company recorded $806,665 and $337,104  of total stock-based compensation expense for the three-month periods ended May 5, 2007 and April 29, 2006, respectively, of which $127,759 and $0 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For both of the three-month periods ended April 29, 2006 and May 5, 2007, the Company recorded approximately $41,000 in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). At May 5, 2007 and February 3, 2007, there was approximately $9.4 million and $ 4.6 million, respectively, of total unrecognized compensation cost related to unvested stock options of which $414,856 and $542,615, respectively, was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately eight years.

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

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	For the Three Months Ended
	May 5, 2007	April 29, 2006
Net income, as reported	$1,617	$1,109
Add: Stock-based compensation expense, as reported, net of tax	500	205
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(531)	(237)
Pro forma net income	1,586	1,077
Net income per share:
Basic-as reported	$0.06	$0.04

Basic—pro forma	$0.06	$0.04

Diluted—as reported	$0.06	$0.04

Diluted—pro forma	$0.06	$0.04

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of Goodwill in the 2006 fiscal year or for the fiscal quarter ended May 5, 2007.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the quarter ended May 5, 2007.

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

In September 2006 The SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company adopted the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations for the quarter ended May 5, 2007.

In June 2006 EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, was ratified by the FASB. The EITF reached a consensus on how taxes assessed by a governmental authority should be presented on the income statement. The EITF reached a consensus that the disclosures required under this Issue should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. Other wise the consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company believes that EITF 06-3 did not have a material impact on the Company’s consolidated financial position or results of operations for the fiscal quarter ended May 5, 2007.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for its entire retail store locations. In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three month periods ended May 5, 2007 and April 29, 2006 (in thousands) are as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
Base Rent Expense	$5,704	$3,462
Contingent Rent Expense	3,620	2,495
Total Rent Expense	$9,324	$5,957

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

4. Net Income Per Share, Basic and Diluted—The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R). Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock.  There we no potentially anti-dilutive shares of common stock for three months ended May 5, 2007 and April 29, 2006, respectively.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended
	May 5, 2007	April 29, 2006
Net income	$1,617	$1,109
Weighted average common shares for basic net income per share	27,975,278	27,272,799
Dilutive effect of stock options	1,033,034	1,359,143
Weighted average common shares for diluted net income per share	29,008,312	28,631,942
Basic net income per share	$0.06	$0.04
Diluted net income per share	$0.06	$0.04

5. Goodwill— In connection with the acquisition of Fast Forward on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.” The Company recorded $12.9 million of goodwill as the excess of the purchase price of $15.3 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company will continue to assess, in accordance with our “Goodwill” policy as stated in Note 2, whether goodwill is impaired.

7. Business Acquisitions

In June, 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).  The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.  Total costs of the acquisition were $15.3 million and were paid in cash plus assumption of liabilities.  The Company completed an independent appraisal to determine the final allocation of the purchase price.  The following table summarizes the allocation of fair values of the assets acquired and liabilities assumed (in thousands):

Cash in stores	$15
Prepaid expenses	143
Other current assets	168
Merchandise inventory	4,227
Property & equipment	1,819
Goodwill	12,904
Checks drawn in excess of bank balance	(608)
Accounts payable	(1,712)
Short-term debt	(732)
Other current liabilities	(957)
Fair value of net assets acquired, including Goodwill	$15,267

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values.  The preliminary purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $12.9 million.  All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes.  The Company will amortize the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election.  At May 5, 2007, $250,000 was held in escrow and due for payment to either the Company or the ownership of Action Concepts Fast Forward, Ltd. dependent on future claims.  This amount has not been reflected in the purchase price of the related acquisition, but will be reflected in the allocable cost of the acquisition at the time of determination of the contingencies and ultimate distribution to the sellers in accordance with Paragraph 46 of SFAS 141, Business Combinations.

The condensed consolidated statement of operations for the period ended May 5, 2007, includes the operating results of Fast Forward from the quarter then ended.  The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented.  The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

	For the Three Month Period Ended
	May 5, 2007	April 29, 2006
Pro Forma Information (Unaudited)
Net Sales	$68,791	$53,213
Net Income	1,617	677
Basic Earnings Per Share	$0.06	$0.02
Diluted Earnings Per Share	$0.06	$0.02

The Company incurred transaction expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition.  To date, this amount has been paid in full.  In addition, the company has a reserve of $117,000 as of May 5, 2007 for the potential clearance of discontinued merchandise from Fast Forward locations and raw materials that may not be consumed.  These costs were accounted for under Emerging Issues Task Force (EITF) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 27, 2007 and in this Form 10-Q.

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

In May 2005, we completed an initial public offering of our common stock in which we sold 3,750,000 shares and our selling shareholders sold 3,437,500 shares. Net proceeds received by us from the offering totaled approximately $29.2 million, after payment of underwriters’ commissions and offering expenses.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

In November 2005, a secondary public offering of 5,462,500 shares of our common stock was completed by certain of our shareholders. We did not receive any of the proceeds from the offering.

In June 2006, a secondary public offering of 1,609,090 shares of common stock was completed by certain of our shareholders.  We did not receive any of the proceeds from the offering.

In  June, 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).   The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of May 5, 2007. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  As described in Note 2 to the financial statements, “Recent Accounting Pronouncements” the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the period ended May 5, 2007.

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

Prior to January 29, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.  We recorded $806,665 and $337,104 of total stock-based compensation expense for the three month periods ended May 5, 2007 and April 29, 2006, respectively of which $127,759 and $0 was attributable to the Board of Directors, respectively as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on our reported cash flows. For both of the periods ended May 5, 2007 and April 29, 2006, we recorded approximately $41,000, respectively in stock compensation expense pursuant to APB 25. Under the modified prospective method of transition under SFAS No. 123(R), we are not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R).

At May 5, 2007 and February 3 2007, there was approximately $9.4 million and $4.6 million of total unrecognized compensation cost related to unvested stock options of which $414,856 and $524,530 was attributable to the Zumiez Board of Directors. This cost is expected to be recognized on a weighted-average basis over a period of approximately eight years.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold	68.3	68.0
Gross profit	31.7	32.0
Selling, general and administrative expenses	28.5	28.9
Operating profit	3.2	3.1
Interest income, net	0.6	0.7
Other income	0.0	—
Earnings before income taxes	3.8	3.8
Provision for income taxes	1.4	1.5
Net income	2.4%	2.3%

Three Months (13 weeks) Ended May 5, 2007 Compared With Three Months (13 weeks) Ended April 29, 2006

Net Sales

Net sales increased to $68.8 million for the three months ended May 5, 2007 from $47.8 million for the three months ended April 29, 2006, an increase of $21.0 million, or 44.0%. Comparable store net sales increased by 11.3% for the three months ended May 5, 2007 compared to the three months ended April 29, 2006, and 19.7% for the three months ended April 29, 2006 compared to the three months ended April 30, 2005. The increase in total net sales was due to an increase in comparable store net sales of approximately $5.5 million and an increase in net sales from non-comparable stores of approximately $15.5 million. The increase in non-comparable store net sales was primarily due to the opening of 75 new and acquired stores subsequent to April 29, 2006. The increase in comparable stores was primarily due to higher net sales of men’s apparel and skate hardgoods. For information as to how we define comparable stores, see “—General” above.

Gross Profit

Gross profit for the three months ended May 5, 2007 was $21.8 million compared with $15.3 million for the three months ended April 29, 2006, an increase of $6.5 million, or 42.9%. As a percentage of net sales, gross margin decreased to 31.7% for the three months ended May 5, 2007 from 32.0% for the three months ended April 29, 2006. The decrease in gross margin as a percentage of net sales was due to higher store occupancy costs as a result of a higher proportion of new and maturing stores and an increase in stock based compensation largely offset by improved product margins.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended May 5, 2007 were $19.6 million compared with $13.8 million in the three months ended April 29, 2006, an increase of $5.8 million, or 42.3%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth. As a percentage of net sales, SG&A expenses decreased to 28.5% in the three months ended May 5, 2007 from 28.9% in the three months ended April 29, 2006. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to improved leverage on fixed operating expenses and store payroll, partially offset by an increase in stock based compensation expense. We expect that our SG&A expenses as a percentage of net sales will be lower in fiscal 2007 than in fiscal 2006, although there can be no assurance in this regard.

Operating Profit

As a result of the above factors, operating profit increased to $2.2 million in the three months ended May 5, 2007 compared with $1.5 million in the three months ended April 29, 2006. As a percentage of net sales, operating profit was 3.2% in the three months ended May 5, 2007 compared with 3.1% in the three months ended April 29, 2006.

Provision for Income Taxes

Provision for income taxes was $1.0 million for the three months ended May 5, 2007 compared with $0.7 million for the three months ended April 29, 2006.

Net Income

Net income increased to $1.6 million in the three months ended May 5, 2007 from $1.1 million in the three months ended April 29,

2006. As a percentage of net sales, net income was 2.4% in the three months ended May 5, 2007 compared with 2.3% in the three months ended April 29, 2006.

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

The Registration Statement (SEC File No. 333-122865) for our initial public offering was declared effective by the Securities and Exchange Commission on May 5, 2005. We and the selling shareholders sold 3,750,000 shares and 3,437,500 shares of common stock, respectively, in the offering at a public offering price of $9.00 per share (on a split-adjusted basis), for aggregate gross proceeds of approximately $33.8 million and $30.9 million, respectively. In connection with this offering we paid underwriters’ commissions of approximately $2.4 million and incurred offering expenses of approximately $1.7 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $29.2 million from the offering. We did not receive any of the proceeds from the sale of the shares offered by the selling shareholders.

The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, specifically tenant allowances, income tax and credit card receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have extended payment terms with our vendors.

Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2007, we expect to spend approximately $24.4 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 50 total  new stores we plan to open in fiscal 2007, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2007 will not be different from the number of stores we plan to open, or that actual fiscal 2007 capital expenditures will not differ from this expected amount.

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

Net cash used in operating activities in the three months ended May 5, 2007 was $12.7 million primarily related to an increase in inventory and receivable levels and $1.8 million in the three months ended April 29, 2006 primarily related to an increase in inventory levels.

Net cash provided by investing activities was $5.4 million in the three months ended May 5, 2007, related to the net sales of marketable securities partially offset by capital expenditures for new store openings and existing store renovations, and net cash used of $1.6 million in the three months ended April 29, 2006, related to capital expenditures for new store openings and existing store renovations partially offset by net sales of marketable securities.

Net cash provided by financing activities in the three months ended May 5, 2007 was $5.0 million, related to proceeds received from exercise of stock options and the related tax benefit partially offset by use of bank funds, and $0.4 million in the three months ended April 29, 2006, related to proceeds received from exercise of stock options.

We have a secured revolving credit facility with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides us with a senior revolving credit facility through August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of Standby Commercial Letters of Credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our revolving credit facility is reduced by the amount of Standby Letters of Credit outstanding at that time. There were no outstanding borrowings under the revolving credit facility at May 5, 2007 or February 3, 2007. The Company had open letters of credit of $1.7 million at May 5, 2007 and $711,049 at February 3, 2007. The revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at May 5, 2007)  minus 0.50% or the LIBOR rate (5.30% at May 5, 2007), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including, minimum net income after taxes, total liabilities divided by tangible net worth and quick ratio.  Our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 5, 2007.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended May 5, 2007. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at May 5, 2007:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$175,700	$16,595	$43,819	$41,611	$73,675
Purchase Obligations	89,440	89,440	—	—	—
Letters of Credit	1,651	1,651	—	—	—
	$266,791	$107,686	$43,819	$41,611	$73,675

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $9.3 million, $6.0 million for the three months ended May 5, 2007 and April 29, 2006, respectively.

At May 5, 2007, we had outstanding purchase orders to acquire merchandise from vendors of approximately $89 million. We have an option to cancel these commitments with no notice prior to shipment. At May 5, 2007, we had approximately $1.7 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of May 5, 2007 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles. We presently do not have any non-cancelable purchase commitments. At May 5, 2007, we had outstanding purchase orders to acquire merchandise from vendors for approximately $89 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At May 5, 2007, we had $1.7 million of letters of credit outstanding under our revolving credit facility.

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

Our business is susceptible to weather conditions that are out of our control including the potential risks of unpredictable weather patterns, including any weather patterns associated with global warming, and the resultant unseasonable weather that could have a negative impact on our results of operations.

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures (including any weather patterns associated with global warming) during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions, particularly in the western United States where we have a concentration of stores, could have a material adverse effect on our business and results of operations.

We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods market which includes apparel, accessories and footwear, we currently compete with a large number of other teenage-focused retailers. In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and Internet retailers.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $9.3 million and $6.0 million for three months ended May 5, 2007 and April 29, 2006, respectively and  $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006 respectively.  As of May 5, 2007 we were a party to operating leases requiring future minimum lease payments aggregating approximately $102.0 million through fiscal year 2011 and approximately $73.7 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

•         limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and placing us at a disadvantage with respect to some of our competitors.

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

We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of restrictions and covenants that generally limit our ability to enter into certain transactions.  In addition, our obligations under the revolving credit facility are secured by almost all of our personal property, including, among other things, our inventory, equipment and fixtures. Our revolving credit facility also contains financial covenants that require us to meet certain specified financial ratios, including minimum net income after taxes, total liabilities divided by tangible net worth and quick ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

Sales from private label merchandise accounted for 14.3% of our net sales in fiscal year 2006. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, has required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, have caused and will cause us to incur significant costs and expenses, including legal and accounting costs, and have made some activities more time-consuming and costly. These laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have and we expect to incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting for our annual report for fiscal 2007 and thereafter on an annual basis. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable. As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls is ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At May 5, 2007, we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 5, 2007, our disclosure controls and procedures were effective.   Effective as of April 26, 2007, our CEO has also been serving as the Company’s acting CFO.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 3, 2007.

Item 2.   Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On March 13, 2007, the compensation committee of our board of directors approved changes to the annual base salaries for our executive officers. Effective as of the first payroll period for the beginning of fiscal 2007, our executive officers will receive the annual base salaries set forth below:

Executive Officer	2006 Base Salary
Richard M. Brooks, President and CEO	$250,000
Thomas D. Campion, Chairman of the Board	$250,000
Lynn K. Kilbourne, Executive Vice President & General Merchandise Manager	$250,000
Ford K. Wright, Executive Vice President of Stores	$200,000

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
31.1

Certification of the Chief Executive & Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

	By:	/s/ RICHARD M. BROOKS
Richard M. Brooks
Chief Financial Officer

Dated: June 1, 2007