Form 10-Q/A
period 2007-05-05
Zumiez Inc
filed 2007-08-31
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Zumiez, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 for the sole purpose of correcting inadvertent omissions from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on June 1, 2007. This Amendment No. 1 to Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosures included within the original Form 10-Q.

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
31.1

Certification of the Chief Executive Officer & acting Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

	By:	/s/ RICHARD M. BROOKS
Richard M. Brooks
Chief Executive Officer

Dated: August 30, 2007