Form 10-Q
period 2007-08-04
Zumiez Inc
filed 2007-09-11
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

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

Number of shares of Common Stock outstanding as of September 1, 2007 was 28,688,861shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 4,	February 3,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,139	$8,161
Marketable securities	27,283	43,816
Receivables	13,384	5,223
Inventory	61,803	42,157
Prepaid expenses and other	4,457	3,593
Deferred tax assets	1,900	1,551
Total current assets	114,966	104,501

Leasehold improvements and equipment, net	62,255	49,889
Goodwill	13,154	12,904
Deferred tax assets	433	—
Total long-term assets	75,842	62,793

Total assets	$190,808	$167,294

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$38,405	$24,164
Book overdraft	—	6,083
Accrued payroll and payroll taxes	3,318	4,784
Income taxes payable	—	6,598
Current portion of deferred rent and tenant allowances	1,817	1,377
Other accrued liabilities	6,575	6,566
Total current liabilities	50,115	49,572

Long-term deferred rent and tenant allowances, less current portion	15,470	12,069
Deferred tax liabilities	—	841
Total long-term liabilities	15,470	12,910

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 28,688,861 shares issued and outstanding at August 4, 2007, 27,880,512 shares issued and outstanding at February 3, 2007	60,983	45,311
Accumulated other comprehensive loss	(10)	(14)
Retained earnings	64,250	59,515
Total shareholders’ equity	125,223	104,812

Total liabilities and shareholders’ equity	$190,808	$167,294

See acccompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$81,974	$55,756	$150,765	$103,541
Cost of goods sold	53,701	36,981	100,677	69,500
Gross profit	28,273	18,775	50,088	34,041

Selling, general and administrative expenses	23,571	16,780	43,203	30,576
Operating profit	4,702	1,995	6,885	3,465

Interest income, net	327	231	753	583
Other expense	—	(16)	(1)	(16)
Earnings before income taxes	5,029	2,210	7,637	4,032

Provision for income taxes	1,911	568	2,902	1,281

Net income	$3,118	$1,642	$4,735	$2,751

Basic net income per share	$0.11	$0.06	$0.17	$0.10

Diluted net income per share	$0.11	$0.06	$0.16	$0.10

Weighted average shares outstanding, Basic	28,540,326	27,396,890	28,478,125	27,299,864

Weighted average shares outstanding, Diluted	29,186,270	28,903,588	29,094,234	28,768,373

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
(Unaudited)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2007	27,881	$45,311	$(14)	$59,515	$104,812
Common shares issued including tax benefit of $11,410	808	13,498	—	—	13,498
Stock-based compensation expense	—	2,174	—	—	2,174
Unrealized gains and losses, net	—	—	4	—	4
Net income	—	—	—	4,735	4,735
Balance at August 4, 2007	28,689	$60,983	$(10)	$64,250	$125,223

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$4,735	$2,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,764	4,675
Deferred tax expense	(1,623)	(1,273)
Stock-based compensation expense	2,174	878
Loss on disposal of assets	100	5
Loss from sales of marketable securities, net	—	17
Excess tax benefit from stock options	(11,410)	(3,102)
Changes in operating assets and liabilities:
Receivables	(8,161)	(2,282)
Inventory	(15,672)	(16,433)
Prepaid expenses	(864)	(2,730)
Trade accounts payable	10,267	9,149
Accrued payroll and payroll taxes	(1,466)	(1,137)
Income taxes payable	4,812	(207)
Other accrued liabilities	(241)	2,800
Deferred rent	3,841	2,369
Net cash used in operating activities	(6,744)	(4,520)

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(19,135)	(11,794)
Acquisitions, net of cash acquired	—	(15,273)
Purchases of marketable securities	(37,854)	(60,412)
Sales and maturities of marketable securities	54,296	88,239
Net cash provided by (used in) investing activities	(2,693)	760

Cash flows from financing activities:
Change in book overdraft	(6,083)	—
Payments on revolving credit facility	—	(732)
Proceeds from exercise of stock options	2,088	874
Excess tax benefit from stock options	11,410	3,102
Net cash provided by financing activities	7,415	3,244

Net decrease in cash and cash equivalents	(2,022)	(516)
Cash and cash equivalents, Beginning of period	8,161	4,737
Cash and cash equivalents, End of period	$6,139	$4,221

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$1	$—
Cash paid during the period for income taxes	7,320	3,577
Non-cash investing activity - acquisition costs in other accrued liabilities	250	—

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of August 4, 2007, the condensed consolidated statements of operations for the three and six months ended August 4, 2007 and July 29, 2006, the condensed consolidated statement of changes in shareholders’ equity for the six months ended August 4, 2007 and the condensed consolidated statements of cash flows for the six months ended August 4, 2007 and July 29, 2006.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets.  Actual results could differ from those estimates.  The results of operations for the three and six months ending August 4, 2007 are not necessarily indicative of the results that might be expected for fiscal 2007.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 27, 2007.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of August 4, 2007, the Company operated 266 stores primarily located in shopping malls, giving the Company a presence in 25 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2006” was the 53-week period ended February 3, 2007.  The first six months of fiscal 2007 was the 26-week period ended August 4, 2007.  The first six months of fiscal 2006 was the 26-week period ended July 29, 2006.  “Fiscal 2007” is the 52-week period ending February 2, 2008.

Stock Split—On March 15, 2006, the Company’s Board of Directors approved a two for one stock split of the Company’s common stock that was affected by a share dividend and became effective April 19, 2006.  All reference to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis.  Previously awarded stock options in the Company’s common stock have been retroactively adjusted to reflect the stock split.

Revision to Previously Issued Statements of Cash Flows— The Company has historically classified tenant allowances received from landlords as a reduction of leasehold improvements and equipment in the cash flows from investing activities section of the statements of cash flows.  The appropriate classification is to include tenant allowances in deferred rent, which is included in net cash used in operating activities.  For the six months ended July 29, 2006, we have corrected the classification of tenant allowances in the statement of cash flows.  The effect of this adjustment is to increase cash used in investing activities and to increase net cash flow provided by operating activities.  There was no impact on the net decrease in cash and cash equivalents on the statement of cash flows.  Had the tenant allowances been classified appropriately in the statements of cash flows for the three months ended April 29, 2006 and May 5, 2007, our cash flow from operations would have increased by $0.7 million and $2.6 million, respectively, offset by an increase in cash used in investing activities in each case, by the same amounts, respectively.  Had the tenant allowances been classified appropriately in the statements of cash flows for fiscal 2004, 2005 and 2006, our cash flow from operations would have increased by $1.7 million, $3.1 million and $4.3 million, offset by an increase in cash used in investing activities, respectively.  The Company has determined these adjustments are not material.  The Company will correct the classification of tenant allowances in the statements of cash flows for the annual periods, the next time it files the prior year’s financial statements.

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

Marketable Securities—At August 4, 2007, marketable securities, classified as available for sale, were $27.3 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days.  The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

Receivables—At August 4, 2007, receivables include income taxes receivable in the amount of $7.5 million, tenant allowances of $2.4 million, credit cards of $2.7 million and miscellaneous receivables of approximately $0.8 million.  The Company does not extend credit to its customers except through third-party credit cards.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated net realizable value and could result in a fluctuation in gross profit.  Historically, any additional write-downs have not been significant to the Company.

Stock Compensation—Effective January 29, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition.  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan are recognized as compensation expense over the vesting period.  Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company’s initial public offering on May 5, 2005.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three and six-month periods ended August 4, 2007.

Six Months Ended
August 4, 2007
Dividend yield	—%
Volatility rate	40.01%
Forfeiture rate	9.62%
Average expected life (in years):
Expected lives-Eight years	6.38
Expected lives-Five years	6.00
Average risk-free interest rate:	4.51%

The following table summarizes the Company’s stock option and restricted stock activity for the six months ended August 4, 2007 (in thousands except weighted-average exercise price):

	Stock Options	Restricted Stock	Weighted- Average Exercise Price
Outstanding at February 3, 2007	2,675	—	$6.76
Granted year to date	499	15	36.40
Exercised year to date	(808)	—	2.10
Forfeited year to date	(124)		15.67
Outstanding at August 4, 2007	2,242	15
Exercisable at August 4, 2007	700	—

During the three month period ended August 4, 2007, the Company granted 115,000 stock options with a Black-Scholes weighted average fair value of $22.58 and an exercise price of $38.22.  Included in the total stock options granted during the three months ended August 4, 2007 were 40,000 options granted to the Board of Directors with a Black-Scholes weighted average fair value of $22.36 and an exercise price of $37.95.  In connection with these grants, the Company recognized approximately $367,000 of stock-based compensation expense of which approximately $286,000 was attributable to the Board of Directors.

During the six months ended August 4, 2007, the Company granted 499,000 stock options with a Black-Scholes weighted average fair value of $17.53 and an exercise price of $36.51.  Included in the total stock options granted during the six months ended August 4, 2007 were 40,000 options granted to the Board of Directors with a Black-Scholes weighted average fair value of $22.36 and an exercise price of $37.95.  In connection with these grants of stock options, the Company recognized approximately $1.2 million in stock-based compensation expense during the six-month period ended August 4, 2007 of which approximately $286,000 was attributable to the Board of Directors.

During the three-month period ended August 4, 2007, the Company granted 15,000 shares of restricted stock to an employee with a fair market value on the date of grant of $38.19 per share.  In connection with this grant, the Company recognized approximately $19,000 in stock-based compensation expense during the three-month period ended August 4, 2007.

The Company recorded $1.4 million and $2.2 million of total stock-based compensation expense for the three and six month periods ended August 4, 2007, of which $358,000 and $485,000 was attributable to the Board of Directors.  The Company recorded $541,000 and $878,000 of stock-based compensation for the three and six month periods ended July 29, 2006, respectively, of which $69,000 was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options.  This charge had no impact on the Company’s reported cash flows.  For the three and six month periods ended August 4, 2007 and July 29, 2006, the Company recorded approximately $41,000 and $81,000, respectively, in stock based compensation expense pursuant to APB 25.  Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R).  At August 4, 2007 and February 3, 2007, there was approximately $10.9 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested stock options of which approximately $818,000 and $543,000, respectively, was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

The Company accounts for unvested stock-based employee compensation arrangements granted prior to its initial public offering on the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations.  For these awards, the Company complies with the disclosure provisions of SFAS 123.

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2006 fiscal year or for the six months ended August 4, 2007.

Recent accounting pronouncements— In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48, on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the six months ended August 4, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115, which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three and six month periods ended August 4, 2007 and July 29, 2006 (in thousands) are as follows:

	For the Three Months Ended		For the Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Base Rent Expense	$5,951	$4,102	$11,656	$7,564
Contingent and Other Rent Expense	4,232	2,918	7,851	5,413
Total Rent Expense	$10,183	$7,020	$19,507	$12,977

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

Insurance Reserves— The Company is responsible for medical insurance claims up to a specified aggregate amount.  The Company maintains a reserve for estimated medical insurance claims based on historical claims experience and other estimated assumptions.

4. Net Income Per Share, Basic and Diluted— Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and vesting of restricted stock.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total common stock options not included in the calculation of diluted earnings per share were 5,000 and 50,000 for the three and six months ended August 4, 2007 and July 29, 2006, respectively.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$3,118	$1,642	$4,735	$2,751
Weighted average common shares for basic net income per share	28,540,326	27,396,890	28,478,125	27,299,864
Dilutive effect of stock options and restricted stock	645,944	1,506,698	616,109	1,468,509
Weighted average common shares for diluted net income per share	29,186,270	28,903,588	29,094,234	28,768,373
Basic net income per share	$0.11	$0.06	$0.17	$0.10
Diluted net income per share	$0.11	$0.06	$0.16	$0.10

5. Goodwill— In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.”  As of August 4, 2007, the Company determined that the $250,000 of restricted cash held in escrow was payable to Action Concepts Fast Forward, Ltd.  This was accounted for as an addition to goodwill resulting in an increase in the total purchase price of the acquisition.  The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

6. Business Acquisitions— In June, 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd., an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).  The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.  Total costs of the acquisition were $15.5 million and were paid in cash plus assumption of liabilities.  The Company completed an independent appraisal to determine the final allocation of the purchase price.

The following table summarizes the allocation of fair values of the assets acquired and liabilities assumed (in thousands):

Cash in stores	$15
Prepaid expenses	143
Other current assets	168
Merchandise inventory	4,227
Property & equipment	1,819
Goodwill	13,154
Checks drawn in excess of bank balance	(608)
Accounts payable	(1,712)
Short-term debt	(732)
Other current liabilities	(957)
Fair value of net assets acquired, including Goodwill	$15,517

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values.  The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $13.2 million.  All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes.  The Company is amortizing the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election.  At August 4, 2007, $250,000 was held in escrow and due for payment to either the Company or the ownership of Action Concepts Fast Forward, Ltd. dependent on future claims.  Management determined this amount to be payable to the owners of Action Concepts Fast Forward, Ltd., as of August 4, 2007.  Accordingly, this amount is reflected in the purchase price of the related acquisition and allocated to goodwill.

The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented.  The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

For the Six Months Ended
July 29, 2006
Pro Forma Information (Unaudited):
Net Sales	$112,126
Net Income	1,978
Basic Earnings Per Share	$0.07
Diluted Earnings Per Share	$0.07

The Company incurred transaction expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition.  To date, this amount has been paid in full.  These costs were accounted for under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

7.  Related Party Transactions— The Company made a charitable contribution to Zumiez Foundation in the six months ended August 4, 2007 of approximately $210,000.  No contributions were made to the Zumiez Foundation in the six months ended July 29, 2006.

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

In June 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) (“Fast Forward”), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California).  The ability to expand operations into Texas with a full complement of stores at one time was the primary reason for the acquisition.

General

Net sales constitute gross sales net of estimated returns.  Net sales include our in-store sales and our internet sales and, accordingly, information in this quarterly report with respect to comparable store sales includes internet sales.  Our internet sales are and have historically been less than 1% of total sales.  Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

We report “comparable store sales” based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation.  Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period.  When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales.  Of the 20 stores that we acquired in the Fast Forward transaction, 1 of the stores closed and the other 19 are being treated as new stores and were moved into our comparable store base according to our current reporting method, and became comparable stores on the first anniversary of the acquisition date, June 23, 2007.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales.  As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition.  We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied.  Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise.  In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  We believe our most critical accounting estimates and assumptions are in the following areas:

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of August 4, 2007.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  As described in Note 2 to the financial statements, “Recent accounting pronouncements” the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the six months ended August 4, 2007.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-based compensation.  Effective January 29, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition.  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period.  Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based issuances (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after our initial public offering on May 5, 2005.

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

We account for unvested stock-based employee compensation arrangements granted prior to our initial public offering on the intrinsic value method as allowed by SFAS 123(R).

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5	66.3	66.8	67.1
Gross profit	34.5	33.7	33.2	32.9
Selling, general and administrative expenses	28.8	30.1	28.6	29.5
Operating profit	5.7	3.6	4.6	3.4
Interest income, net	0.4	0.4	0.5	0.5
Other income	—	—	—	—
Earnings before income taxes	6.1	4.0	5.1	3.9
Provision for income taxes	2.3	1.0	2.0	1.2
Net Income	3.8%	3.0%	3.1%	2.7%

Three Months (13 weeks) Ended August 4, 2007 Compared With Three Months (13 weeks) Ended July 29, 2006

Net Sales

Net sales increased to $82.0 million for the three months ended August 4, 2007 from $55.8 million for the three months ended July 29, 2006, an increase of $26.2 million, or 47.0%.  Note that due to the 53rd week in fiscal 2006, second quarter 2007 comparable store sales are compared with the thirteen-week period ended August 5, 2006. Comparable store net sales increased by 11.6% for the thirteen-week period ended August 4, 2007 compared to the thirteen-week period ended August 5, 2006.  The increase in total net sales was due to an increase in comparable store net sales of approximately $9.5 million and an increase in net sales from non-comparable stores of approximately $16.7 million.  The increase in non-comparable store net sales was primarily due to the opening of 45 new stores subsequent to July 29, 2006.  The increase in comparable stores was primarily due to higher net sales of men’s apparel and skate hardgoods.  For information as to how we define comparable stores, see “—General” above.

Gross Profit

Gross profit for the three months ended August 4, 2007 was $28.3 million compared with $18.8 million for the three months ended July 29, 2006, an increase of $9.5 million, or 50.6%.  As a percentage of net sales, gross margin increased to 34.5% for the three months ended August 4, 2007 from 33.7% for the three months ended July 29, 2006.  The improvement in gross margin as a percent of sales was driven by higher product margins due to improved product management and higher average unit retail price.  In addition, our store occupancy and shipping costs declined as a percentage of sales contributing to improved gross margin as a percent of sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended August 4, 2007 were $23.6 million compared with $16.8 million in the three months ended July 29, 2006, an increase of $6.8 million, or 40.5%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses decreased to 28.8% in the three months ended August 4, 2007 from 30.1% in the three months ended July 29, 2006.  The decrease in SG&A expenses as a percentage of net sales was primarily attributable to improved leverage on store payroll partially offset by an increase in stock based compensation expense.

Operating Profit

As a result of the above factors, operating profit increased to $4.7 million in the three months ended August 4, 2007 compared with $2.0 million in the three months ended July 29, 2006, an increase of $2.7 million or 135.7%.  As a percentage of net sales, operating profit was 5.7% in the three months ended August 4, 2007 compared with 3.6% in the three months ended July 29, 2006.

Provision for Income Taxes

Provision for income taxes was $1.9 million for the three months ended August 4, 2007 compared with $0.6 million for the three months ended July 29, 2006.

Net Income

Net income increased to $3.1 million in the three months ended August 4, 2007 from $1.6 million in the three months ended July 29, 2006, an increase of $1.5 million, or 89.9%.  As a percentage of net sales, net income was 3.8% in the three months ended August 4, 2007 compared with 3.0% in the three months ended July 29, 2006.

Six Months (26 weeks) Ended August 4, 2007 Compared With Six Months (26 weeks) Ended July 29, 2006

Net Sales

Net sales increased to $150.8 million for the six months ended August 4, 2007 from $103.5 million for the six months ended July 29, 2006, an increase of $47.3 million, or 45.6%.  Note that due to 53rd week in fiscal 2006, six month 2007 comparable store sales are compared with the twenty six-week period ended August 5, 2006.  Comparable store net sales increased by 11.4% for the twenty six-week period ended August 4, 2007 compared to the twenty six-week period ended August 5, 2006.  The increase in total net sales was due to an increase in comparable store net sales of approximately $15.0 million and an increase in net sales from non-comparable stores of approximately $32.3 million.  The increase in non-comparable store net sales was primarily due to the opening of 45 new stores subsequent to July 29, 2006.  The increase in comparable stores was primarily due to higher net sales of men’s apparel.  For information as to how we define comparable stores, see “—General” above.

Gross Profit

Gross profit for the six months ended August 4, 2007 was $50.1 million compared with $34.0 million for the six months ended July 29, 2006, an increase of $16.1 million, or 47.1%.  As a percentage of net sales, gross margin increased to 33.2% for the six months ended August 4, 2007 from 32.9% for the six months ended July 29, 2006.  The improvement in gross margin as a percent of sales was driven by higher product margins due to improved product management and higher average unit retail price.

Selling, General and Administrative Expenses

Selling, general and administrative, “SG&A,” expenses for the six months ended August 4, 2007 were $43.2 million compared with $30.6 million in the six months ended July 29, 2006, an increase of $12.6 million, or 41.3%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and an increase in stock-based compensation expense.  As a percentage of net sales, SG&A expenses decreased to 28.6% in the six months ended August 4, 2007 from 29.5% in the six months ended July 29, 2006.  The decrease in SG&A expenses as a percentage of net sales was primarily attributable to improved leverage on store payroll partially offset by an increase in stock based compensation expense.

Operating Profit

As a result of the above factors, operating profit increased to $6.9 million for the six months ended August 4, 2007 compared with $3.5 million for the six months ended July 29, 2006 an increase of $3.4 million, or 98.7%.  As a percentage of net sales, operating profit was 4.6% for the six months ended August 4, 2007 compared with 3.4% for the six months ended July 29, 2006.

Provision for Income Taxes

Provision for income taxes was $2.9 million for the six months ended August 4, 2007 compared with $1.3 million for the six months ended July 29, 2006.

Net Income

Net income increased to $4.7 million for the six months ended August 4, 2007 from net income of $2.8 million for the six months ended July 29, 2006, an increase of $1.9 million or 72.1%.  As a percentage of net sales, net income was 3.1% for the six months ended August 4, 2007 compared with 2.7% for the six months ended July 29, 2006.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2007, we expect to spend approximately $28.0 to $30.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 50 total new stores we plan to open in fiscal 2007, and a smaller amount will relate to store relocations and upgrades, equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the number of stores that we actually open in fiscal 2007 will not be different from the number of stores we plan to open, or that actual fiscal 2007 capital expenditures will not differ from this expected amount.

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

Net cash used in operating activities for the six months ended August 4, 2007 was $6.7 million primarily related to an increase in inventory and receivables partially offset by an increase in trade accounts payable and an increase in depreciation, and $4.5 million for the six months ended July 29, 2006 primarily related to an increase in inventory levels partially offset by an increase in trade accounts payable.

Net cash used in investing activities was $2.7 million for the six months ended August 4, 2007, related to capital expenditures for new store openings and existing store renovations predominately offset by the net sales of marketable securities.  Net cash provided by investing activities was $0.8 million for the six months ended July 29, 2006, due to the net sales of marketable securities predominately offset by $15.3 million used for the Fast Forward acquisition and $11.8 million used for capital expenditures.

Net cash provided by financing activities for the three months ended August 4, 2007 was $7.4 million related to proceeds received from exercise of stock options and the related tax benefit partially offset by the payment of book overdrafts, and $3.2 million for the three months ended July 29, 2006, related to the tax benefit received from the exercise of stock options.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at August 4, 2007 or February 3, 2007.  The Company had open letters of credit outstanding under our secured revolving credit facility of $4.6 million at August 4, 2007 and approximately $0.7 million at February 3, 2007.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (8.25% at August 4, 2007)  minus 0.50% or the LIBOR rate (5.25% at August 4, 2007), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) undergo a change in ownership and (3) enter into certain transactions.  The secured revolving credit facility also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at August 4, 2007.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 4, 2007.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at August 4, 2007:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$191,217	$11,835	$47,468	$45,484	$86,430
Purchase Obligations	79,150	79,150
Letters of Credit	4,592	4,592
	$274,959	$95,577	$47,468	$45,484	$86,430

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $19.5 million and $13.0 million for the six months ended August 4, 2007 and July 29, 2006, respectively.

At August 4, 2007, we had outstanding purchase orders to acquire merchandise from vendors of approximately $79.1 million.  We have an option to cancel these commitments with no notice prior to shipment.  At August 4, 2007, we had approximately $4.6 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of August 4, 2007 related to operating lease obligations and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At August 4, 2007, we had outstanding purchase orders to acquire merchandise from vendors for approximately $79.1 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment.  At August 4, 2007, we had $4.6 million of letters of credit outstanding under our secured revolving credit facility.

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

•         whether we are able to successfully integrate any new stores that we acquire and the presence or absence of any unanticipated liabilities in connection therewith;

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

Our business is susceptible to weather conditions that are out of our control including the potential risks of unpredictable weather patterns, including any weather patterns associated with global warming, and the resultant unseasonable weather could have a negative impact on our results of operations.

Our business is susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures (including any weather patterns associated with global warming) during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions.  These prolonged unseasonable weather conditions, particularly in regions of the United States where we have a concentration of stores, could have a material adverse effect on our business and results of operations.

We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel.  In the softgoods market which includes apparel, accessories and footwear, we currently compete with a large number of other teenage-focused retailers.  In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce.  In the hardgoods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops, large-format sporting goods stores and chains and internet retailers.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our President and Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Trevor S. Lang, our General Merchandising Manager, Lynn K. Kilbourne and our Vice President of Stores, Ford K. Wright.  None of our employees, except Mr. Brooks, has an employment agreement with us and we do not plan to obtain key person life insurance covering any of our employees.  If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives.  As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

Our operations, including our sole distribution center, are concentrated in certain regions in the United States, which makes us susceptible to adverse conditions in these regions.

Our home office and sole distribution center are located in a single facility in Washington, and a substantial number of our stores are located in Washington and the western half of the United States.  We also have a substantial number of stores in the New York/ New Jersey region and Texas.  As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors.  These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes.  In addition, we rely on a single distribution center in Everett, Washington to receive, store and distribute merchandise to all of our stores and to fulfill our internet sales.  As a result, a natural disaster or other catastrophic event, such as an earthquake affecting western Washington, in particular, or the West Coast, in general, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $19.5 million and $13.0 million for six months ended August 4, 2007 and July 29, 2006, respectively, and $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006 respectively.  As of August 4, 2007, we were a party to operating leases requiring future minimum lease payments aggregating approximately $104.8 million through fiscal year 2011 and approximately $86.4 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We have a $25 million credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) undergo a change in ownership and (3) enter into certain transactions.  In addition, all of our personal property, including our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  Our credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these restrictive covenants or our inability to comply with the required financial tests or ratios could result in a default under the credit agreement.  If a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.  If we are unable to repay outstanding borrowings when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness.  As a result, any breach of these covenants or failure to comply with these tests or ratios could have a material adverse effect on us.  There can be no assurance that we will not breach the covenants or fail to comply with the tests or ratios in our credit agreement or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

The restrictions contained in our  credit agreement could: (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

Our business could suffer as a result of United Parcel Service being unable to distribute our merchandise.

We rely upon United Parcel Service for our product shipments, including shipments to, from and between our stores.  Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect United Parcel Service’s ability to meet our shipping needs.  Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially.  In addition, although we have a contract with United Parcel Service that expires in June 2010, United Parcel Service has the right to terminate the contract upon 30 days written notice.  Although the contract with United Parcel Service provides certain discounts from the shipment rates in effect at the time of shipment, the contract does not limit United Parcel Services’ ability to raise the shipment rates at any time.  Accordingly, we are subject to the risk that United Parcel Service may increase the rates they charge, that United Parcel Service may terminate their contract with us, that United Parcel Service may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with United Parcel Service, any of which could materially adversely affect our operating results.

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

Sales from private label merchandise accounted for 14.3% of our net sales in fiscal year 2006.  We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales.  Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

Most of our merchandise is produced by foreign manufactures therefore, the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

Manufacturers outside of the United States produce most of our merchandise.  Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade.  Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally, and increase the cost, and reduce the supply of merchandise available to us.  Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations.  Although the prices charged by vendors for the merchandise we purchase are all denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operation.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

Over the past several years, we have made improvements to our existing hardware and software systems, as well as implemented new systems.  If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements.  To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses which could impact our financial results.  In addition, we may be required to improve our financial and managerial controls, reporting systems and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

We believe that our trademarks and domain names are valuable assets that are critical to our success.  The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez brand, our store concept, our private label brands or our goodwill and cause a decline in our net sales.  Although we have secured or are in the process of securing protection for our trademarks and domain names in a number of countries outside of the United States, there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks or at all.  Also, the efforts we have taken to protect our trademarks may not be sufficient or effective.  Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the United States, which also could adversely affect our business.  We are also subject to the risk that we may infringe on the intellectual property rights of third parties.  Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees.  As a result, any such claim could have a material adverse effect on our operating results.

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

In addition, risks beyond our control such as governmental regulation of the internet, entry of our vendors in the internet business in competition with us, online security breaches and general economic conditions specific to the internet and online commerce could have an adverse effect on our results of operations.

We have incurred and will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company.  The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Global Market, has required changes in corporate governance practices of public companies.  Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, have caused and will continue to cause us to incur significant costs and expenses, including legal and accounting costs, and have made and will continue to make some activities more time-consuming and costly.  These laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.  As a result of the foregoing, we have incurred and we expect to incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.  In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting on an annual basis.  This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable.  As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and we have been and in the future may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel.  If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.  In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

The security of our databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

Database privacy, network security, and identity theft are matters of growing public concern.  In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices, and activity monitoring on our network.  Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules.  This could result in costly investigations and litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition, results of operations, and reputation.  Further, if we are unable to comply with the security standards, established by banks and the credit card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At August 4, 2007, we had no borrowings outstanding under our secured revolving credit facility.  At August 4, 2007, we had $4.6 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a- 15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of August 4, 2007, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 3 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 30, 2007, the following proposal was adopted by the following number of votes:

Proposal Number One:  The election of two directors to hold office until the 2010 Annual Meeting of Shareholders. Each of the following nominees for director was elected to serve for a three-year term, by the following margins of votes:

Nominees	For	Withheld
William M. Barnum	26,345,194	932,719
Gerald F. Ryles	26,321,980	955,933

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibits

Exhibit No.	Description of Exhibits
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

	By:	/s/ TREVOR S. LANG
Trevor S. Lang
Chief Financial Officer

Dated: September 11, 2007