Form 10-Q
period 2007-11-03
Zumiez Inc
filed 2007-12-13
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

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

Number of shares of Common Stock outstanding as of December 6, 2007 was 29,002,852 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 3,	February 3,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,920	$8,161
Marketable securities	30,661	43,816
Receivables	5,450	5,223
Income tax receivable	7,856	—
Inventory	67,871	42,157
Prepaid expenses and other	4,817	3,593
Deferred tax assets	1,157	1,551
Total current assets	124,732	104,501

Leasehold improvements and equipment, net	66,563	49,889
Goodwill	13,154	12,904
Deferred tax assets	1,069	—
Total long-term assets	80,786	62,793

Total assets	$205,518	$167,294

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$34,552	$24,164
Book overdraft	—	6,083
Accrued payroll and payroll taxes	4,432	4,784
Income taxes payable	—	6,598
Current portion of deferred rent and tenant allowances	2,071	1,377
Other accrued liabilities	6,133	6,566
Total current liabilities	47,188	49,572

Long-term deferred rent and tenant allowances, less current portion	17,657	12,069
Deferred tax liabilities	—	841
Total long-term liabilities	17,657	12,910
Total liabilities	64,845	62,482
Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,002,852 shares issued and outstanding at Novermber 3, 2007, 27,880,512 shares issued and outstanding at February 3, 2007	68,195	45,311
Accumulated other comprehensive income (loss)	79	(14)
Retained earnings	72,399	59,515
Total shareholders’ equity	140,673	104,812

Total liabilities and shareholders’ equity	$205,518	$167,294

See acccompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$104,045	$82,258	$254,810	$185,799
Cost of goods sold	65,466	51,994	166,143	121,494
Gross profit	38,579	30,264	88,667	64,305

Selling, general and administrative expenses	25,857	19,343	69,060	49,919
Operating profit	12,722	10,921	19,607	14,386

Interest income, net	420	230	1,171	813
Other income (expense)	2	—	3	(16)
Earnings before income taxes	13,144	11,151	20,781	15,183

Provision for income taxes	4,995	4,324	7,897	5,605

Net income	$8,149	$6,827	$12,884	$9,578

Basic net income per share	$0.28	$0.25	$0.45	$0.35

Diluted net income per share	$0.28	$0.24	$0.44	$0.33

Weighted average shares used in computation of earnings per share:
Basic	28,862,951	27,600,574	28,477,471	27,454,193

Diluted	29,554,774	28,861,871	29,386,951	28,756,468

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Accumulated
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2007	27,881	$45,311	$(14)	$59,515	$104,812
Common shares issued including tax benefit of $16,672	1,122	19,562	—	—	19,562
Stock-based compensation expense	—	3,322	—	—	3,322
Unrealized gains and losses, net	—	—	93	—	93
Net income	—	—	—	12,884	12,884
Balance at November 3, 2007	29,003	$68,195	$79	$72,399	$140,673

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$12,884	$9,578
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,567	7,478
Deferred tax expense	(1,516)	(1,611)
Stock-based compensation expense	3,322	1,394
Loss on disposal of assets	110	15
(Gain) Loss from sales of marketable securities, net	(2)	17
Excess tax benefit from stock options	(16,672)	(4,057)
Changes in operating assets and liabilities:
Receivables	(227)	(1,902)
Inventory	(25,714)	(17,824)
Prepaid expenses	(1,224)	(85)
Trade accounts payable	10,388	7,556
Accrued payroll and payroll taxes	(352)	(2,158)
Income taxes payable	2,218	3,722
Other accrued liabilities	(683)	1,202
Deferred rent	6,282	3,596
Net cash (used in) provided by operating activities	(619)	6,921

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(27,245)	(18,083)
Acquisitions, net of cash acquired	—	(16,404)
Purchases of marketable securities	(73,375)	(79,977)
Sales and maturities of marketable securities	86,519	100,340
Net cash used in investing activities	(14,101)	(14,124)

Cash flows from financing activities:
Change in book overdraft	(6,083)	—
Payments on revolving credit facility	—	(732)
Proceeds from exercise of stock options	2,890	1,252
Excess tax benefit from stock options	16,672	4,057
Net cash provided by financing activities	13,479	4,577

Net decrease in cash and cash equivalents	(1,241)	(2,626)
Cash and cash equivalents, Beginning of period	8,161	4,737
Cash and cash equivalents, End of period	$6,920	$2,111

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$1	$—
Cash paid during the period for income taxes	7,324	3,577
Non-cash investing activity - acquisition costs in other accrued liabilities	250	—

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of November 3, 2007, the condensed consolidated statements of operations for the three and nine months ended November 3, 2007 and October 28, 2006, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended November 3, 2007 and the condensed consolidated statements of cash flows for the nine months ended November 3, 2007 and October 28, 2006.

The financial data at February 3, 2007 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, and should be read in conjunction with the audited financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full year.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC, (collectively, “the Company”).  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets.  Actual results could differ from those estimates.  The results of operations for the three and nine months ending November 3, 2007 are not necessarily indicative of the results that might be expected for fiscal 2007.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 27, 2007.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of November 3, 2007, the Company operated 283 stores primarily located in shopping malls, giving the Company a presence in 27 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2006” was the 53-week period ended February 3, 2007.  The first nine months of fiscal 2007 was the 39-week period ended November 3, 2007.  The first nine months of fiscal 2006 was the 39-week period ended October 28, 2006.  “Fiscal 2007” is the 52-week period ending February 2, 2008.

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

Revision to Previously Issued Statements of Cash Flows— The Company has historically classified tenant allowances received from landlords as a reduction of leasehold improvements and equipment in the cash flows from investing activities section of the statements of cash flows.  The appropriate classification is to include tenant allowances in deferred rent, which is included in net cash provided by or used in operating activities.  For the nine months ended October 28, 2006, we have corrected the classification of tenant allowances in the statement of cash flows.  The effect of this adjustment is to increase cash used in investing activities by $3.6 million and to increase net cash flow provided by operating activities by $3.6 million.  There was no impact on the net increase in cash and cash equivalents on the statement of cash flows.  Had the tenant allowances been classified appropriately in the statements of cash flows for fiscal 2004, 2005 and 2006, our cash flow from operations would have increased by $1.7 million, $3.1 million and $4.3 million, offset by an increase in cash used in investing activities.  The Company has determined these adjustments are not material.  The Company will correct the classification of tenant allowances in the statements of cash flows for these annual periods, the next time it files the prior year’s financial statements.

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

Marketable Securities—At November 3, 2007, marketable securities, classified as available for sale, were $30.7 million and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days.  The portfolio is carried at market value with net unrealized gains and losses recorded as other comprehensive income (loss).

Receivables—At November 3, 2007, receivables include, tenant allowances receivable of $1.9 million, credit cards receivable of $2.7 million and miscellaneous receivables of approximately $0.9 million.  The Company does not extend credit to its customers except through third-party credit cards.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three and nine month periods ended November 3, 2007 and October 28, 2006.

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Dividend yield	—%	—%	—%	—%
Volatility rate	55.40%	35.00%	53.38%	35.00%
Forfeiture rate	10.00%	8.00%	10.00%	8.00%
Average expected life (in years):
Expected lives-Eight years	6.38	6.38	6.38	6.38
Expected lives-Five years	6.00	6.00	6.00	6.00
Average risk-free interest rate:	4.41%	4.85%	4.55%	4.77%

The following table summarizes the Company’s stock option and restricted stock activity for the nine months ended November 3, 2007 (in thousands except weighted-average exercise price):

	Stock Options	Restricted Stock	Weighted- Average Exercise Price
Outstanding at February 3, 2007	2,675	—	$6.76
Granted year to date	515	15	$36.54
Exercised year to date	(1,095)	—	$2.05
Forfeited year to date	(137)		$17.55
Outstanding at November 3, 2007	1,958	15	$16.30
Exercisable at November 3, 2007	540	—	5.31

During the three month period ended November 3, 2007, the Company granted 15,000 stock options with a Black-Scholes weighted average fair value of $24.13 and an exercise price of $41.39.  There were no Board of Directors granted options during the three months ended November 3, 2007.  In connection with these grants, the Company recognized approximately $16,000 of stock-based compensation expense of which $0 was attributable to the Board of Directors.

During the nine months ended November 3, 2007, the Company granted 515,000 stock options with a Black-Scholes weighted average fair value of $21.02 and a weighted average exercise price of $36.54.  Included in the total stock options granted during the nine months ended November 3, 2007 were 40,000 options granted to the Board of Directors with a Black-Scholes weighted average fair value of $22.36 and an exercise price of $37.95.  In connection with these grants of stock options, the Company recognized approximately $2.4 million in stock-based compensation expense during the nine month period ended November 3, 2007 of which approximately $0.4 million was attributable to the Board of Directors.

During the nine month period ended November 3, 2007, the Company granted 15,000 shares of restricted stock to an employee with a fair market value on the date of grant of $38.19 per share.  In connection with this grant, the Company recognized approximately $29,000 and $48,000, respectively, in stock-based compensation expense during the three month and nine month periods ended November 3, 2007.

The Company recorded $1.1 million and $3.3 million of total stock-based compensation expense for the three and nine month periods ended November 3, 2007, of which approximately $0.2 million and $0.7 million was attributable to the Board of Directors.  The Company recorded approximately $0.5 million and $1.4 million of stock-based compensation for the three and nine month periods ended October 28, 2006, respectively, of which approximately $83,000 and $0.2 million was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options.  This charge had no impact on the Company’s reported cash flows.  For the three and nine month periods ended November 3, 2007 and October 28, 2006, the Company recorded approximately $41,000 and $0.1 million, respectively, in stock based compensation expense pursuant to APB 25.  Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R).  At November 3, 2007 and February 3, 2007, there was approximately $10.5 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested stock options of which approximately $0.6 million and $0.5 million, respectively, was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

The Company accounts for unvested stock-based employee compensation arrangements granted prior to its initial public offering on the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations.  For these awards, the Company complies with the disclosure provisions of SFAS 123.

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2006 fiscal year or for the nine months ended November 3, 2007.

Recent accounting pronouncements— In June 2006, the FASB issued Interpretation  No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48, on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the nine months ended November 3, 2007.

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

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three and nine month periods ended November 3, 2007 and October 28, 2006 (in thousands) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Base Rent Expense	$6,664	$4,954	$18,319	$12,518
Contingent and Other Rent Expense	4,931	3,998	12,783	9,411
Total Rent Expense	$11,595	$8,952	$31,102	$21,929

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

4. Net Income Per Share, Basic and Diluted— Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested  restricted stock.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total common stock options not included in the calculation of diluted earnings per share were 0 for the three months and 15,000 for the nine months ended November 3, 2007, respectively.  There were 40,000 common stock options not included in the calculation of diluted earnings per share for both of the three and nine month periods ended  October 28, 2006.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$8,149	$6,827	$12,884	$9,578
Weighted average common shares for basic net income per share	28,862,951	27,600,574	28,477,471	27,454,193
Dilutive effect of stock options and restricted stock	691,823	1,261,297	909,480	1,302,275
Weighted average common shares for diluted net income per share	29,554,774	28,861,871	29,386,951	28,756,468
Basic net income per share	$0.28	$0.25	$0.45	$0.35
Diluted net income per share	$0.28	$0.24	$0.44	$0.33

5. Goodwill— In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.”  As of November 3, 2007, the Company  had $250,000 of restricted cash held in escrow that was payable to Action Concepts Fast Forward, Ltd.  This was accounted for as an addition to goodwill resulting in an increase in the total purchase price of the acquisition.  The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

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

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values.  The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $13.2 million.  All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes.  The Company is amortizing the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election.  At November 3, 2007, $250,000 was held in escrow and due to the ownership of Action Concepts Fast Forward, Ltd. for payment of future claims.  Accordingly, this amount is reflected in the purchase price of the related acquisition and allocated to goodwill.

The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented.  The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

For the Nine Months Ended
November 3, 2007
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

7.  Related Party Transactions— The Company made a charitable contribution to Zumiez Foundation in the nine months ended November 3, 2007 of approximately $0.2 million.  No contributions were made to Zumiez Foundation in the nine months ended October 28, 2006.

8. Subsequent Events — The Company and certain executive officers, have been named as defendants in a complaint filed by an investor in the United States District Court for the Western District of Washington on December 11, 2007. The complaint purports to be brought on behalf of a class of all persons who purchased the Company’s stock in the market between March 14, 2007 and November 7, 2007 (the “Class Period”). The complaint alleges that defendants made false and misleading public statements about the Company, and its business and prospects, in press releases and other public statements during the Class Period, and that the market price of the Company’s stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys’ fees and costs of litigation. The Company is unable, at this time, to estimate any potential losses related to this matter.

The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action. The Company is not able to predict the ultimate outcome of the action. It is possible that it could be resolved adversely to the Company, could result in substantial costs, and could divert management’s attention and resources which could harm the Company’s business.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, training, advertising and marketing costs.  Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses.  This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of November 3, 2007.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  As described in Note 2 to the financial statements, “Recent accounting pronouncements” the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations for the nine months ended November 3, 2007.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.9	63.2	65.2	65.4
Gross profit	37.1	36.8	34.8	34.6
Selling, general and administrative expenses	24.9	23.5	27.1	26.9
Operating profit	12.2	13.3	7.7	7.7
Interest income, net	0.4	0.3	0.5	0.4
Other income	—	—	—	—
Earnings before income taxes	12.6	13.6	8.2	8.1
Provision for income taxes	4.8	5.3	3.1	3.0
Net Income	7.8%	8.3%	5.1%	5.1%

Three Months (13 weeks) Ended November 3, 2007 Compared With Three Months (13 weeks) Ended October 28, 2006

Net Sales

Net sales increased to $104.0 million for the three months ended November 3, 2007 from $82.3 million for the three months ended October 28, 2006, an increase of $21.7 million, or 26.5%.

Comparable store net sales increased by 13.2% for the three months ended November 3, 2007 compared to the three months ended November 4, 2006.  Note that due to the 53rd week in fiscal 2006, the third quarter 2007 comparable store sales are compared with the thirteen-week period ended November 4, 2006.  The increase in comparable stores was primarily due to higher net sales of men’s apparel and skate hardgoods.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in comparable store net sales of approximately $8.5 million and an increase in net sales from non-comparable stores of approximately $13.2 million.  The increase in non-comparable store net sales was primarily due to the opening of 51 new stores subsequent to October 28, 2006.

Gross Profit

Gross profit for the three months ended November 3, 2007 was $38.6 million compared with $30.3 million for the three months ended October 28, 2006, an increase of $8.3 million, or 27.5%.  As a percentage of net sales, gross margin increased to 37.1% for the three months ended November 3, 2007 from 36.8% for the three months ended October 28, 2006.  The improvement in gross margin as a percent of net sales was driven by higher product margins due to improved product management and to a lesser extent higher average unit retail price.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses in the three months ended November 3, 2007 were $25.9 million compared with $19.3 million in the three months ended October 28, 2006, an increase of $6.6 million, or 33.7%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses increased to 24.9% in the three months ended November 3, 2007 from 23.5% in the three months ended October 28, 2006.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to the timing of our incentive compensation of $1.1 million and increased stock based compensation accrual of $0.6 million, partially offset by lower growth in store wages and benefits relative to the growth in net sales.

Operating Profit

As a result of the above factors, operating profit increased to $12.7 million in the three months ended November 3, 2007 compared with $10.9 million in the three months ended October 28, 2006, an increase of $1.8 million or 16.5%.  As a percentage of net sales, operating profit was 12.2% in the three months ended November 3, 2007 compared with 13.3% in the three months ended October 28, 2006.

Provision for Income Taxes

Provision for income taxes was $5.0 million for the three months ended November 3, 2007 compared with $4.3 million for the three months ended October 28, 2006.

Net Income

Net income increased to $8.1 million in the three months ended November 3, 2007 from $6.8 million in the three months ended October 28, 2006, an increase of $1.3 million, or 19.4%.  As a percentage of net sales, net income was 7.8% in the three months ended November 3, 2007 compared with 8.3% in the three months ended October 28, 2006.

Nine Months (39 weeks) Ended November 3, 2007 Compared With Nine Months (39 weeks) Ended October 28, 2006

Net Sales

Net sales increased to $254.8 million for the nine months ended November 3, 2007 from $185.8 million for the nine months ended October 28, 2006, an increase of $69.0 million, or 37.1%.

Comparable store net sales increased by 12.2% for the nine months ended November 3, 2007 compared to the nine months ended November 4, 2006. Note that due to the 53rd week in fiscal 2006, the nine month 2007 comparable store sales are compared with the thirty nine week period ended November 4, 2006. The increase in comparable stores was primarily due to higher net sales of men’s apparel and skate hardgoods. For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in comparable store net sales of approximately $23.6 million and an increase in net sales from non-comparable stores of approximately $45.4 million. The increase in non-comparable store net sales was primarily due to the opening of 51 new stores subsequent to October 28, 2006.

Gross Profit

Gross profit for the nine months ended November 3, 2007 was $88.7 million compared with $64.3 million for the nine months ended October 28, 2006, an increase of $24.4 million, or 37.9%.  As a percentage of net sales, gross margin increased to 34.8% for the nine months ended November 3, 2007 from 34.6% for the nine months ended October 28, 2006.  The improvement in gross margin as a percent of sales was driven by higher product margins due to improved product management and higher average unit retail price.

Selling, General and Administrative Expenses

Selling, general and administrative, “SG&A,” expenses for the nine months ended November 3, 2007 were $69.0 million compared with $49.9 million in the  nine months ended October 28, 2006, an increase of $19.1 million, or 38.3%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth and an increase in stock-based compensation expense.  As a percentage of net sales, SG&A expenses increased to 27.1% in the nine months ended November 3, 2007 from 26.9% in the nine months ended October 28, 2006.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in stock based compensation of $2.0 million partially offset by lower growth in store wages and benefits relative to the growth in net sales.

Operating Profit

As a result of the above factors, operating profit increased to $19.6 million for the nine months ended November 3, 2007 compared with $14.4 million for the nine months ended October 28, 2006 an increase of $5.2 million, or 36.3%.  As a percentage of net sales, operating profit was 7.7% for the nine months ended November 3, 2007 and October 28, 2006.

Provision for Income Taxes

Provision for income taxes was $7.9 million for the nine months ended November 3, 2007 compared with $5.6 million for the nine months ended October 28, 2006.

Net Income

Net income increased to $12.9 million for the nine months ended November 3, 2007 from net income of $9.6 million for the nine months ended October 28, 2006, an increase of $3.3 million or 34.5%.  As a percentage of net sales, net income was 5.1% for the nine months ended November 3, 2007 and  October 28, 2006.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2007, we expect to spend approximately $28.0 to $30.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 50 total new stores we plan to open in fiscal 2007, and a smaller amount will relate to store relocation and upgrades, equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no  assurance that actual fiscal 2007 capital expenditures will not differ from this expected amount.

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

Net cash used in operating activities for the nine months ended November 3, 2007 was approximately $0.6 million primarily related to an increase in inventory and payment of income taxes predominately offset by an increase in results from operations and an increase in trade accounts payable.  For the nine months ended October 28, 2006 net cash provided by operations of $6.9 million was primarily related to results from operations and an increase in accounts payable, partially offset by an increase in inventory.

Net cash used in investing activities was $14.1 million for the nine months ended November 3, 2007, related to capital expenditures for new store openings and existing store renovations partially offset by the net sales of marketable securities.  Net cash used in investing activities was $14.1 million for the nine months ended October 28, 2006, due to the $16.4 million used for the Fast Forward acquisition and $18.1 million used for capital expenditures, predominately offset by $20.4 of net sales of marketable securities.

Net cash provided by financing activities for the nine months ended November 3, 2007 was $13.5 million related to proceeds received from exercise of stock options and the related tax benefit partially offset by the payment of book overdrafts, and $4.6 million for the nine months ended October 28, 2006, related to proceeds received from exercise of stock options and the tax related benefit.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at November 3, 2007 or February 3, 2007.  The Company had open letters of credit outstanding under our secured revolving credit facility of $1.3 million at November 3, 2007 and approximately $0.7 million at February 3, 2007.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (7.50% at November 3, 2007) minus 0.50% or the LIBOR rate (4.64% at November 3, 2007), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at November 3, 2007.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the nine months ended November 3, 2007.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at November 3, 2007:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$215,659	$6,664	$53,762	$51,677	$103,556
Purchase Obligations	73,117	79,150
Letters of Credit	1,343	4,592
	$290,119	$90,406	$53,762	$51,677	$103,556

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of seven to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $31.1 million and $21.9 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.

At November 3, 2007, we had outstanding purchase orders to acquire merchandise from vendors of approximately $73.1 million.  We have an option to cancel these commitments with no notice prior to shipment.  At November 3, 2007, we had approximately $1.3 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of November 3, 2007 related to operating lease obligations and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At November 3, 2007, we had outstanding purchase orders to acquire merchandise from vendors for approximately $73.1 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment.  At November 3, 2007, we had $1.3 million of letters of credit outstanding under our secured revolving credit facility.

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

Our home office and sole distribution center are located in a single facility in Washington, and a substantial number of our stores are located in Washington and the western half of the United States.  We also have a substantial number of stores in the New York/New Jersey region and Texas.  As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors.  These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes.  In addition, we rely on a single distribution center in Everett, Washington to receive, store and distribute merchandise to all of our stores and to fulfill our internet sales.  As a result, a natural disaster or other catastrophic event, such as an earthquake affecting western Washington, in particular, or the West Coast, in general, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $31.1 million and $21.9 million for nine months ended November 3, 2007 and October 28, 2006, respectively, and $17.1 million, $22.2 million and $31.9 million for fiscal 2004, 2005, and 2006 respectively.  As of November 3, 2007, we were a party to operating leases requiring future minimum lease payments aggregating approximately $112.1 million through fiscal year 2011 and approximately $103.6 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We have a $25 million credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) undergo a change in ownership and (3) enter into certain transactions.  In addition, all of our personal property, including our inventory, equipment and fixtures, secure our obligations under the credit agreement.  Our credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  Our ability to comply with these ratios may be affected by events beyond our control.

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

Over the past several years, we have made improvements to our existing hardware and software systems, as well as implemented new systems.  If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements.  To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.  In addition, we may be required to improve our financial and managerial controls, reporting systems and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The outcome of litigation could have a material adverse effect on our business and may result in substantial costs and could divert management’s attention.

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs, and could divert management’s attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

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

Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.  In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting on an annual basis.  This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable.  As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and we have been and in the future may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel.  If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.  In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

The current uncertainty surrounding the United States economy coupled with cyclical economic trends in action sports retailing could have a material adverse effect on our results of operations.

The action sports retail industry historically has been subject to substantial cyclicality.  As economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline. A recession in the general economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. Recently, a securities class action litigation was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At November 3, 2007, we had no borrowings outstanding under our secured revolving credit facility.  At November 3, 2007, we had $1.3 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of November 3, 2007, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 3, 2007.  There have been no material changes in the risk factors set forth in our Annual Report on From 10-K for the year ended February 3, 2007.

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

Dated: December 13, 2007