Form 10-K
period 2008-02-02
Zumiez Inc
filed 2008-03-25
CIK 1318008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 2, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51300

ZUMIEZ INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1040022 (IRS Employer Identification No.)
6300 Merrill Creek Parkway, Suite B, Everett, Washington (Address of principal executive offices)	98203 (Zip Code)

Registrant's telephone number, including area code: (425) 551-1500

         Securities registered under Section 12(b) of the Act: Common Stock

         Name of each exchange on which registered: The NASDAQ Global Select Market

         Securities registered under Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the last business day of the second fiscal quarter, August 3, 2007, the aggregate market value of the Registrant's voting and non-voting stock held by non-affiliates of the Registrant was approximately $660,800,435 using the closing sales price on that day of $36.48.

         As of March 25, 2008, there were 29,002,852 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report is incorporated by reference from the Registrant's definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 28, 2008, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

ZUMIEZ INC.

FORM 10-K

PART I.

        This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward- looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

        Comment regarding our fiscal year end: The Company's fiscal year is based on a 52/53-week year ending on the Saturday closest to January 31. This change first became effective for fiscal year 2003, which ended on January 31, 2004.

        "Zumiez," the "Company," "we," "us," "our" and similar references refer to Zumiez Inc.

Item 1.    BUSINESS

        We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 2, 2008 we operated 285 stores primarily located in shopping malls, giving us a presence in 27 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers' activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

        Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and to serve as a destination for our customers. Most of our stores, which average approximately 2,900 square feet, feature couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

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

        Over our 29-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as "Zumiez University." We have:

  •
  increased our store count from 80 as of the end of fiscal 2002 to 285 as of the end of fiscal 2007;

  •
  maintained net sales per square foot in excess of $478 for our last five fiscal years ending with fiscal 2007;

  •
  increased net sales from approximately $101.4 million in fiscal 2002 to approximately $381.4 million in fiscal 2007, representing a compound annual growth rate of 30.3%;

  •
  increased operating profit from $7.0 million in fiscal 2002 to $38.9 million in fiscal 2007, representing a compound annual growth rate of 40.9% and

  •
  been profitable in every fiscal year of our 29 year history.

Competitive Strengths

        We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

        Attractive Lifestyle Retailing Concept    We target a large population of 12 to 24 year olds, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel they wear and the equipment they use. We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit from our market's anticipated growth.

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

        Distinctive Store Experience.    We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. Our stores are designed to reflect an "organized chaos" that we believe is consistent with many teenagers' lifestyles. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. To further enhance our customers' experience, most of our stores feature areas with couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates in a familiar and comfortable setting and to visit our stores more frequently. We believe that our distinctive store environment enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

        Disciplined Operating Philosophy.    We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity down to the individual store associate level. Our comprehensive training programs are designed to provide our managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team's immersion in the actions sports lifestyle, supplemented with feedback from our customers, store associates and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us mitigate markdown risk.

        High-Impact, Integrated Marketing Approach.    We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which is a series of interactive sports, music and lifestyle events held at various locations throughout the United States. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brand. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

        We intend to expand our presence as a leading action sports lifestyle retailer by:

        Opening New Store Locations.    We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since the end of fiscal 2003 through the year ended February 2, 2008 (fiscal 2007) we have opened or acquired 174 new stores, consisting of 27 new stores in fiscal 2004, 35 new stores in fiscal 2005, 42 new stores in fiscal 2006, and 50 new stores in fiscal 2007. We also acquired 100% of the ownership of 20 stores (17 in Texas, 2 in Oklahoma and 1 in California) from Action Concepts Fast Forward, Ltd. (a limited partnership) ("Fast Forward"), an apparel and accessory retail sales company. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. We plan to open approximately 57 stores in fiscal 2008, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model. We plan to continue to increase the size of our average store by opening new store locations that average approximately 3,000 square feet. These larger locations will accommodate an expanded merchandise mix, while maintaining our unique in-store experience and culture.

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

        We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand accounted for more than 7.1% and 6.6% of our net sales in fiscal 2006 and fiscal 2007, respectively. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

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

        We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and allow us to cater to the more value-oriented customer. For fiscal 2005, 2006, and 2007 our private label merchandise represented approximately 12.9%, 14.3% and 15.4% respectively, of our net sales.

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

        Our merchandising staff remains in tune with the action sports culture by participating in action sports, attending relevant events and concerts, watching action sports related programming and reading action sports publications. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data by category and brand down to the stock keeping unit, or "SKU" (an identification used for inventory tracking purposes) level, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors. As part of our feedback collection process, our merchandise team receives merchandise requests from both customers and store associates and meets with our store managers two to three times per year to discuss current customer trends.

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

Stores

        As of February 2, 2008 we operated 285 stores with an average of approximately 2,900 square feet per store in 27 states. All of our stores are leased and substantially all are located in shopping malls of different types. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

        The following store list shows the number of stores we operated in each state as of February 2, 2008:

State	Number of Stores
Alaska	2
Arizona	11
California	57
Colorado	16
Connecticut	5
Delaware	1
Florida	10
Iowa	1
Idaho	5
Illinois	13
Indiana	1
Maryland	3
Minnesota	10
Montana	4
New Jersey	14
Nevada	7
New Mexico	4
New York	30
Oklahoma	2
Oregon	11
Pennsylvania	10
South Dakota	1
Texas	25
Utah	11
Washington	22
Wisconsin	7
Wyoming	2

        As of February 2, 2008 approximately 78.2% of our stores had been opened or remodeled within the previous five years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last five fiscal years including 20 stores acquired in the fiscal 2006 Fast Forward acquisition (we closed one Fast Forward store in fiscal 2006):

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2003	15		1	113
2004	27		—	140
2005	35		1	174
2006	42	20	1	235
2007	50		—	285

        Store Design and Environment.    We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers and reflects an "organized chaos" that is consistent with many teenagers' lifestyles. Our stores feature an industrial look with concrete floors and open ceilings, dense merchandise displays, action sports focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Most of our stores have couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and are able to offer superior customer service and expertise. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

        As of February 2, 2008 our stores averaged 2,900 square feet. We have been, and plan to continue, opening new stores that average approximately 3,000 square feet, slightly larger than our historical average size. These larger stores are intended to enable us to offer an expanded merchandise selection while maintaining our distinctive store environment.

        Expansion Opportunities and Site Selection.    Since the end of fiscal 2003, we have opened 174 stores, including 20 acquired in fiscal 2006 through the Fast Forward acquisition, to enhance our position in existing markets, to enter into new markets, to build our brand awareness and to capitalize on our successful store model. We plan to open 57 new stores in fiscal 2008 and to continue to open a significant number of new stores in future years. Our new store openings are planned in both existing and new markets.

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

        We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our 61 new and acquired stores opened during fiscal 2006, including 19 stores, net, acquired from Fast Forward, generated average net sales of approximately $1.2 million during their first full year of operations. On average, our net investment to open the 42 new stores was approximately $314,000 which includes capital expenditures, net of landlord contributions. We opened 50 new stores in fiscal 2007 with an average net investment of approximately $330,000 which includes capital expenditures, net of landlord contributions. However, our net investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location, type of mall and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2007, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for the stores we opened in fiscal 2007.

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

        We provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home office, we give our store managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers, such as our "Zumiez Managers Retreat," to improve both operational expertise and supervisory skills. Our comprehensive training programs are offered at the store, regional and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our regional, district and store managers are compensated in part based on the sales volume of the store or stores they manage.

        Our store associates generally have an interest in the action sports lifestyle and are knowledgeable about our products. Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates. Our store associates receive extensive training from their managers to improve their product expertise and selling skills. We evaluate our store associates weekly on measures such as sales per hour, items per transaction and dollars per transaction to ensure consistent productivity, to reward top performers, and to identify potential training opportunities. We provide sales incentives for store associates such as sales-based commissions in addition to hourly wages and our annual "Zumiez 100K" event, which recognizes outstanding sales performance in a resort setting that combines recreation and education. These and other incentive programs are designed to promote a competitive, yet fun, corporate culture that is consistent with the action sports lifestyle we seek to promote.

        Internet Operations.    Our website provides current information on our upcoming events and promotions, store locations and merchandise selection. We also sell products directly through our website, although internet sales currently comprise a small portion of our overall net sales. In fiscal years 2005, 2006, and 2007 internet sales represented approximately 1% of our total net sales. With respect to the freight component of our internet sales, we arrange and pay the freight for our customers and bill them for this service. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold.

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

        Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market such as Transworld Snowboarding and Transworld Skateboarding, interactive contest sponsorships that actively involve our customers with our brands and products. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

        Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today's most popular teenage personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In 2007 our Zumiez Couch Tour completed a twelve city tour across the United States.

        Advertising expense was approximately, $250,000, $651,000 and $748,000 in fiscal 2005, 2006 and 2007, respectively. The marketing expense increase in fiscal 2007 over fiscal 2006 of approximately $97,000 was primarily due to signage associated with the increase in new store openings of an additional 8 stores in fiscal 2007 over fiscal 2006 and additional costs to support fiscal 2007 marketing initiatives.

Management Information Systems

        Our management information systems provide integration of store, merchandising, distribution, financial and human resources functions. We use software licensed from ANT USA for merchandise planning and software licensed from Epicor CRS, that is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making and sales audit functions. Our financial systems are licensed from SAGE and are used for general ledger, accounts payable, payroll, budgeting, financial reporting and asset management.

        Sales are updated daily in our merchandising reporting systems by polling sales information from each store's point-of-sale, or "POS," terminals. Our POS system consists of registers providing processing of retail transactions, price look-up, time and attendance and e-mail. Sales information, inventory tracking and payroll hours are uploaded to our central host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores through automated nightly two-way electronic communication with each store. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

        In addition to our home office staff, each of our regional and district managers can access relevant business information, including current and historical sales by store, district and region, transaction information and payroll data.

Competition

        The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., Anchor Blue Clothing Company, Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Inc., Hollister Co., Hot Topic, Inc., Old Navy, Inc., Pacific Sunwear of California, Inc., The Buckle, Inc., The Wet Seal, Inc. and Urban Outfitters, Inc. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick's Sporting Goods, Inc., Sport Chalet, Inc. and The Sports Authority Inc., and Internet retailers.

        Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture. However, some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. See "Item 1A Risk Factors." We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease."

Trademarks

        "Zumiez," "Free World," "ALab", "Tricycle", and "Limelight" are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We currently have trademarks pending for the "Empyre", "Rälik", "Aperture", 100K, Best Foot Forward, Couch Tour, Zumiez 100K, Zumiez Couch Tour and "Alibi" marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks. We also own numerous domain names which have been registered with Corporation for Assigned Names and Numbers.

Employees

        As of February 2, 2008 we employed approximately 1,500 full-time and approximately 1,800 part-time employees, of which approximately 400 were employed at our home office and approximately 2,900 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2007, varied from between approximately 1,500 and 2,900 part-time employees. None of our employees are represented by a labor union and we believe generally that our relationship with our employees is good.

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

Item 1A.    RISK FACTORS

        Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words "anticipate," "believe," "expect," "intend" and similar expressions identify forward-looking statements. Forward—looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward—looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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

        In order to generate customer traffic we depend heavily on locating our stores in prominent locations within successful shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of a mall's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from Internet retailers, non-mall retailers and other malls, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

  •
  whether we are able to successfully integrate any new stores that we acquire and the presence of absence of any unanticipated liabilities in connection therewith;

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

        We may from time to time acquire other retail stores, individually or in groups, or businesses. In particular, in June 2006 we completed the acquisition of the Fast Forward an apparel and accessory retail sales company. We may experience difficulties in assimilating any stores or businesses we may acquire and any such acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or if such acquisitions fail to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and financial performance.

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

        The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods market which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers. In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. In the hardgoods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies:

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

        Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our President and Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Trevor S. Lang, our Executive Vice President and General Merchandising Manager, Lynn K. Kilbourne and our Executive Vice President of Stores, Ford K. Wright. None of our employees, except Mr. Brooks, has an employment agreement with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

        We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses. For example, total rental expense, including additional rental payments (or "percentage rent") based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $22.2 million, $31.9 million and $43.5 million for fiscal 2005, 2006, and 2007 respectively. As of February 2, 2008 we were a party to operating leases requiring future minimum lease payments aggregating approximately $134.1 million through fiscal year 2012 and approximately $87.5 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

        Our substantial operating lease obligations could have significant negative consequences, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing

  •
  cash available for other purposes and

  •
  limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete, and placing us at a disadvantage with respect to some of our competitors.

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

        We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., which we use for inventory financing and other general corporate purposes, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) enter into certain transactions and (3) undergo a change in ownership. In addition, all of our personal property, including our inventory, equipment and fixtures, secure our obligations under the revolving credit agreement. Our credit agreement also contains financial covenants that require us to meet specified financial tests and ratios, including minimum net income after taxes, minimum total liabilities divided by tangible net worth and minimum quick asset ratio. Our ability to comply with these ratios may be affected by events beyond our control.

        A breach of any of these restrictive covenants or our inability to comply with the required financial tests and ratios could result in a default under the credit agreement. If a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness. As a result, any breach of these covenants or failure to comply with these tests and ratios could have a material adverse effect on us. There can be no assurance that we will not breach the covenants or fail to comply with the tests and ratios in our credit agreement or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

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

Our business could suffer as a result of small parcel delivery services such as United Parcel Service or Federal Express being unable to distribute our merchandise.

        We rely upon small parcel delivery services for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect their ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we have contracts with small parcel delivery services, we have the right to terminate these contracts upon 30 days written notice. Although the contracts with these small parcel delivery services provide certain discounts from the shipment rates in effect at the time of shipment, the contracts do not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that small parcel delivery services may increase the rates they charge, that they may terminate their contracts with us, that they may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with them, any of which could materially adversely affect our operating results.

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

        Sales from private label merchandise accounted for 15.4% of our net sales in fiscal 2007. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

Most of our merchandise is produced by foreign manufacturers, therefore the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

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

Our inability or failure to protect our intellectual property or our infringement of other's intellectual property could have a negative impact on our operating results.

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

The outcome of litigation could have a material adverse effect on our business and may result in substantial costs and could divert management's attention.

        We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs, and could divert management's attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

Our operations expose us to the risk of litigation which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.

        We employ a substantial number of full-time and part-time employees, a majority of whom are employed at our store locations. As a result, we are subject to a large number of federal and state laws and regulations relating to employment. This creates a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business. Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business.

        In addition, we are exposed to the risk of class action litigation. The costs of defense and the risk of loss in connection with class action suits are greater than in single-party litigation claims. Due to the costs of defending against such litigation, the size of judgments that may be awarded against us, and the loss of significant management time devoted to such litigation, we cannot assure you that such litigation will not disrupt our business or impact our financial results.

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

        We completed our initial public offering in May 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The NASDAQ Global Select Market, has required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in the following risk factor, have caused and will continue to cause us to incur significant costs and expenses, including legal and accounting costs, and have made and will continue to make some activities more time-consuming and costly. These laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have incurred and we expect to incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

        Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting on an annual basis. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable. As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and we have been and in the future may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

        Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. Recently, a securities class action litigation was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

The trading price of our investment in marketable securities may fluctuate

        We invest our excess cash in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities. The investments have historically been considered very safe investments with very minimal default rates. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. We reduced our holdings of auction rate securities during 2007 through the auction process. As of February 2, 2008, we had $2 million invested in auction rate securities, which are classified as current, available-for-sale marketable securities on our consolidated balance sheet. If market liquidity issues continue, we may have impairment charges on these investments or have to reclassify them from short-term assets to long-term assets.

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

        All of our stores, encompassing approximately 829,000 total square feet as of February 2, 2008 are occupied under operating leases. The store leases range for a term of five to ten years and we are generally responsible for payment of property taxes and utilities, common area maintenance and marketing fees.

Item 3.    LEGAL PROCEEDINGS

        We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

        See Note 8 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under "Litigation" under Commitments and Contingencies).

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended February 2, 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Market Information

        Our common stock has traded on the NASDAQ Global Select Market under the symbol "ZUMZ". As of February 2, 2008 there were 29,002,852 shares of common stock issued. We began trading on the NASDAQ Stock Market on May 6, 2005. Accordingly, no information prior to this date is available. The following table sets forth the April 20, 2006 stock split adjusted high and low last reported sales prices for our common stock on the NASDAQ Global Select Market for the fiscal years ended February 3, 2007 and February 2, 2008.

Fiscal 2006	High	Low
First Fiscal Quarter (January 29, 2006—April 29, 2006)	$33.02	$23.65
Second Fiscal Quarter (April 30, 2006—July 29, 2006)	$38.85	$27.00
Third Fiscal Quarter (July 30, 2006—October 28, 2006)	$33.53	$20.00
Fourth Fiscal Quarter (October 29, 2006—February 3, 2007)	$36.28	$26.05

Fiscal 2007	High	Low
First Fiscal Quarter (February 4, 2007—May 5, 2007)	$42.00	$31.57
Second Fiscal Quarter (May 6, 2007—August 4, 2007)	$41.80	$35.77
Third Fiscal Quarter (August 5, 2007—November 3, 2007)	$51.25	$37.96
Fourth Fiscal Quarter (November 4, 2007—February 2, 2008)	$39.45	$15.59

b)    Holders of the Corporation's Capital Stock

        We had approximately 20 shareholders of record as of March 3, 2008.

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

d)    Recent Sales of Unregistered Securities

        None

e)     Issuer Purchases of Equity Securities

        None

Item 6.    SELECTED FINANCIAL INFORMATION

        The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

        Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Our fiscal years ended January 31, 2004, January 29, 2005, January 28, 2006 and February 2, 2008 each consisted of 52 weeks. Our fiscal year ended February 3, 2007 consisted of 53 weeks. In this document, we refer to the fiscal year ended January 29, 2005 as "fiscal 2004", to the fiscal year ended January 28, 2006 as "fiscal 2005", to the fiscal year ended February 3, 2007 as "fiscal 2006" and fiscal year ended February 2, 2008 as "fiscal 2007".

        The selected statement of operations data for the fiscal year ended January 28, 2006, the fiscal year ended February 3, 2007 and the fiscal year ended February 2, 2008 and the selected balance sheet data as of February 3, 2007 and February 2, 2008 are derived from our audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statement of operations data for the fiscal years ended January 31, 2004 and January 29, 2005 are derived from our audited financial statements not included in this document.

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands, except share and per share data)
Statement of Operations Data:
Net sales	$117,857	$153,583	$205,589	$298,177	$381,416
Cost of goods sold	81,463	103,297	133,047	189,959	244,429

Gross profit	36,394	50,286	72,542	108,218	136,987
Selling, general and administrative expenses	28,933	38,277	52,494	75,774	98,042

Operating profit	7,461	12,009	20,048	32,444	38,945
Interest income (expense)	(293)	(250)	648	1,178	1,722
Other income (expense)	8	8	(1)	(16)	3

Earnings before income taxes	7,176	11,767	20,695	33,606	40,670
Provision for income taxes	2,701	4,500	7,844	12,750	15,344

Net income	$4,475	$7,267	$12,851	$20,856	$25,326

Net income per share
Basic (1)	$0.20	$0.32	$0.50	$0.76	$0.89

Diluted (1)	$0.17	$0.28	$0.47	$0.73	$0.86

Weighted average shares outstanding
Basic (1)	22,610,522	22,610,522	25,879,675	27,542,891	28,608,818
Diluted (1)	25,623,710	25,877,716	27,376,684	28,703,037	29,322,337

(1)
Fiscal 2003, 2004 and 2005 have been restated to reflect the 2 for 1 stock split that occurred in fiscal 2006 in the form of a share dividend.

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$578	$1,026	$43,001	$51,977	$76,532
Working capital	2,975	4,756	47,357	54,929	92,161
Total assets	41,558	54,811	114,411	167,294	216,095
Total long term obligations	2,613	5,576	9,129	12,910	18,097
Total shareholders' equity	18,438	25,799	73,684	104,812	154,602

	Fiscal Year Ended
	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008
	(in thousands, except square footage & sales per square foot)
Other Financial Data:
Gross margin percentage (1)	30.9%	32.7%	35.3%	36.3%	35.9%
Capital expenditures	$6,467	$12,754	$16,453	$22,160	$30,722
Depreciation and Amortization	$4,185	$5,857	$7,535	$10,499	$14,762
Store Data:
Number of stores open at end of period	113	140	174	235	285
Comparable store sales increase (2)(3)	4.3%	9.6%	14.2%	14.5%	9.2%
Net sales per store (3)(4)	$1,131	$1,195	$1,314	$1,403	$1,425
Total square footage at end of period (5)	288,784	371,864	475,646	667,337	829,021
Average square footage per store at end of period (6)	2,533	2,656	2,718	2,840	2,909
Net sales per square foot (3)(7)	$448	$457	$488	$504	$495

(1)
Gross margin percentage represents gross profit divided by net sales.

(2)
Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—General" for more information about how we compute comparable store sales. Comparable stores sales for fiscal years ended February 2, 2008 and February 3, 2007 consisted of 52 weeks and 53 weeks, respectively, resulting in an extra week of sales in fiscal 2006.

(3)
Comparable store sales, net sales per store and net sales per square foot include our in-store sales and our internet sales. Our internet sales represented approximately 1% of our total net sales in each of the periods presented. Fiscal 2006 included an extra week of sales due to the addition of a 53rd week.

(4)
Net sales per store represents net sales for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the period divided by the number of months in the period. Fiscal 2006 included an extra week of sales due to the addition of a 53rd week.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Item 1A Risk Factors". See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of the Annual Report on Form 10-K.

Overview

        We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 2, 2008 we operated 285 stores primarily located in shopping malls, giving us a presence in 27 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current President and Chief Executive Officer, Richard M. Brooks, joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers' activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

        Our net sales increased from approximately $101.4 million in fiscal 2002 to approximately $381.4 million in fiscal 2007, a compound annual growth rate of 30.3%. Net sales for fiscal 2007 increased by $83.2 million, or 27.9%, over net sales for fiscal 2006. Over the past five fiscal years ended February 2, 2008 we increased our store base from 99 to 285 and our comparable store net sales increased an average of 10.1% per fiscal year. As of February 2, 2008 we operated 285 stores that averaged approximately 2,900 square feet per store.

        We intend to expand our presence as a leading action sports lifestyle retailer by opening new stores and continuing to generate sales growth through improved store level productivity. We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations, and our strategy is to continue to open stores in both new and existing markets. We plan to open 57 new stores in fiscal 2008 and to continue to open a significant number of new stores in future years. Through our merchandising and marketing efforts, we have generally been successful in increasing the level of net sales in our existing stores and we will seek to continue such increases going forward.

        We believe that we have developed an economically compelling store model. Our new stores opened during fiscal 2006, including 19 stores, net, acquired from Fast Forward, generated average net sales of approximately $1.2 million during their first full year of operations. On average, our net investment to open these stores, excluding the Fast Forward stores, was approximately $314,000, which includes capital expenditures, net of landlord contributions. However, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2006, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for stores we opened in fiscal 2006. See "Business—Stores." We opened 50 new stores in fiscal 2007 with an average net investment of approximately $330,000 which includes capital expenditures, net of landlord contributions. However, our net investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location, type of mall and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2007, as well as our net investment to open those stores, may differ substantially from net sales and other operating results and our net investment for the stores we opened in fiscal 2007.

        In any given period, our overall gross margin may be impacted by changes in the margins of the various products we offer as well as changes in the relative mix of revenues from the different categories of apparel and hardgood products that we sell. Over the past five fiscal years, our annual gross margin as a percentage of our net sales has ranged from a low of 30.9% to a high of 36.3%. We achieved these results while continuing to adjust our merchandise mix to respond to changing consumer preferences and market conditions. A number of other factors may also positively or negatively impact our gross margins and results of operations, including, but not limited to:

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

  •
  weather conditions;

  •
  the level of pre-opening expenses associated with our new stores; and

  •
  inventory shrinkage beyond our historical average rates;

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

General

        Net sales constitute gross sales net of returns. Net sales include our in-store sales and our internet sales and, accordingly, information herein with respect to comparable store sales, net sales per store and net sales per square foot includes our internet sales. For fiscal 2002 through fiscal 2007, internet sales represented approximately 1% of our annual net sales. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered ("gift card breakage"). Gift Card Breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

        We report "comparable store sales" based on net sales, and stores are included in our comparable store sales beginning on the first anniversary of their first day of operation. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. When additional square footage is added to a store that is included in comparable store sales, that store remains in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

        We recognized stock-based compensation expense of approximately $4.6 million in fiscal 2007 and $2.1 million in fiscal 2006. As a result of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which became effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. For more information regarding the implementation of SFAS 123(R), see "Critical Accounting Policies and Estimates" below.

        Our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on our business, operating results and financial condition.

        We have and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company, which will adversely affect our results of operations, perhaps materially. Among other things, we expect that continued compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will result in significant legal and accounting costs in the future. See Item 1A "Risk Factors".

        We may take steps, such as increased promotional activities, to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on our comparable store sales, financial condition and results of operations. See Item 1A "Risk Factors".

Results of Operations

        The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fical Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.7%	63.7%	64.1%

Gross margin	35.3%	36.3%	35.9%
Selling, general and administrative expenses	25.5%	25.4%	25.7%

Operating profit	9.8%	10.9%	10.2%
Interest income (expense)	0.3%	0.4%	0.4%

Earnings before income taxes	10.1%	11.3%	10.6%
Provision for income taxes	3.8%	4.3%	4.0%

Net income	6.3%	7.0%	6.6%

Fiscal (2007) Year Ended February 2, 2008 Compared with Fiscal (2006) Year Ended February 3, 2007

Net Sales

        Net sales increased to $381.4 million for fiscal 2007 from $298.2 million for fiscal 2006, an increase of $83.2 million, or 27.9%.

        Comparable store net sales increased by 9.2% in the 52 week period ended February 2, 2008 compared to the 52 week period ended February 3, 2007. This increase in comparable store sales was primarily due to higher net sales of men's and women's apparel, and skate hardgoods. For information as to how we define comparable stores, see "General" above.

        The increase in total net sales was due to an increase in comparable store net sales of approximately $23.6 million and an increase in net sales from non-comparable stores of approximately $59.6 million. The increase in non-comparable store net sales was primarily due to the opening of 50 new stores in fiscal 2007.

Gross Profit

        Gross profit for fiscal 2007 was $137.0 million compared with $108.2 million for fiscal 2006, an increase of $28.8 million, or 26.6%. As a percentage of net sales, gross profit decreased to 35.9% in fiscal 2007 from 36.3% in fiscal 2006. The decrease in gross profit as a percentage of net sales was due primarily to higher shrinkage, store occupancy costs, and distribution costs partially offset by higher product margins due to improved product management.

Selling, General and Administrative Expenses

        Selling, general and administrative, or "SG&A," expenses in fiscal 2007 were $98.0 million compared with $75.8 million in fiscal 2006, an increase of $22.2 million, or 29.4%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth. As a percentage of net sales, SG&A expenses increased to 25.7% in fiscal 2007 from 25.4% in fiscal 2006. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the increased stock based compensation of $2.5 million and increased depreciation expense of $3.9 million, partially offset by lower growth in store wages and benefits relative to the growth in net sales and lower incentive compensation expense.

Operating Profit

        As a result of the above factors, operating profit increased to $38.9 million for fiscal 2007, compared with $32.4 million in fiscal 2006 an increase of $6.5 million or 20.0%. As a percentage of net sales, operating profit was 10.2% in fiscal 2007 compared with 10.9% in fiscal 2006.

Provision for Income Taxes

        Provision for income taxes was $15.3 million for fiscal 2007 compared with $12.8 million for fiscal 2006. The effective tax rate was 37.7% for fiscal 2007 and 37.9% for fiscal 2006. The lower effective tax rate was due to higher interest income from tax exempt municipal bonds.

        During fiscal 2007 the Company adopted the provisions of FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109."

Net Income

        Net income increased to $25.3 million, in fiscal 2007 from $20.9 million in fiscal 2006 an increase of $4.4 million, or 21.4%. As a percentage of net sales, net income was 6.6% in fiscal 2007 compared with 7.0% in fiscal 2006.

Fiscal (2006) Year Ended February 3, 2007 Compared with Fiscal (2005) Year Ended January 28, 2006

Net Sales

        Net sales increased to $298.2 million for fiscal 2006 from $205.6 million for fiscal 2005, an increase of $92.6 million, or 45.0%.

        Comparable store net sales increased by 13.0% in the 52 week period ended February 3, 2007 compared to the 52 week period ended January 28, 2006. This increase was primarily due to higher net sales of men's apparel, accessories and footwear. For information as to how we define comparable stores, see "General" above.

        The increase in total net sales was due to an increase in comparable store net sales of approximately $27.2 million and an increase in net sales from non-comparable stores of approximately $65.4 million. The increase in non-comparable store net sales was primarily due to the opening of 42 new stores in fiscal 2006 and the acquisition of 20 stores from Fast Forward.

Gross Profit

        Gross profit for fiscal 2006 was $108.2 million compared with $72.5 million for fiscal 2005, an increase of $35.7 million, or 49.2%. As a percentage of net sales, gross profit increased to 36.3% in fiscal 2006 from 35.3% in fiscal 2005. The increase in gross profit as a percentage of net sales was due primarily to the increase in net sales for fiscal 2006 compared to fiscal 2005, which allowed us to leverage certain fixed costs, over greater total net sales, improved pricing from some of our vendors due to our larger merchandise purchases and reduced freight costs, distribution costs and buying costs as a percentage of net sales.

Selling, General and Administrative Expenses

        Selling, general and administrative, or "SG&A," expenses in fiscal 2006 were $75.8 million compared with $52.5 million in fiscal 2005, an increase of $23.3 million, or 44.4%. This increase was primarily the result of costs associated with operating new stores, increases in infrastructure and administrative staff to support our growth and the costs of being a public company, including Sarbanes-Oxley costs, accounting fees, legal fees, and other related expenses. As a percentage of net sales, SG&A expenses decreased to 25.4% in fiscal 2006 from 25.5% in fiscal 2005. The decrease in SG&A expenses as a percentage of net sales was primarily a result of leveraging fixed operating costs offset by an increase in store payroll for new stores of $9.5 million, additional depreciation of $3.0 million, Sarbanes-Oxley costs of $1.0 million, increased stock based compensation expense of $1.7 million and to a lesser extent, additional infrastructure and administrative staff costs to support our growth.

Operating Profit

        As a result of the above factors, operating profit increased to $32.4 million for fiscal 2006, compared with $20.0 million in fiscal 2005 an increase of $12.4 million or 62.0%. As a percentage of net sales, operating profit was 10.9% in fiscal 2006 compared with 9.8% in fiscal 2005.

Provision for Income Taxes

        Provision for income taxes was $12.8 million for fiscal 2006 compared with $7.8 million for fiscal 2005. The effective tax rate was 37.9% for fiscal 2006 and 2005.

Net Income

        Net income increased to $20.9 million in fiscal 2006 compared to $12.9 million in fiscal 2005, an increase of $8.0 million or 62.3%. As a percentage of net sales, net income was 7.0% in fiscal 2006 compared with 6.3% in fiscal 2005.

Seasonality and Quarterly Results

        As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences. As a result, we have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our net sales and operating results. Our net sales and operating results are typically lower in the first and second quarters of our fiscal year, while the winter holiday and back-to-school periods historically have accounted for the largest percentage of our annual net sales. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

        The following table sets forth selected unaudited quarterly consolidated statements of operations data for the periods indicated. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments, that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere herein. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal Year Ended February 3, 2007				Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$47,785	$55,756	$82,258	$112,378	$68,791	$81,974	$104,045	$126,606
Gross profit (1)	$15,204	$18,710	$30,191	$44,113	$21,721	$28,191	$38,508	$48,567
Operating profit	$1,470	$1,995	$10,921	$18,058	$2,183	$4,702	$12,722	$19,338
Net income	$1,109	$1,642	$6,827	$11,278	$1,617	$3,118	$8,149	$12,442
Basic net income per share	$0.04	$0.06	$0.25	$0.41	$0.06	$0.11	$0.28	$0.43
Dilute net income per share	$0.04	$0.06	$0.24	$0.39	$0.06	$0.11	$0.28	$0.42
Number of stores open end of period	179	221	233	235	254	266	283	285
Comparable store sales increase (2)	19.7%	12.6%	10.7%	12.0%	11.3%	11.6%	13.2%	4.0%

(1)
Note 2—Significant Accounting Policies for "Cost of Goods Sold" reclassification of shipping costs.

(2)
Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal quarter to comparable store sales for the same fiscal quarter in the prior fiscal year. Comparable store sales are based on net sales and stores are considered comparable beginning on the first anniversary of the first day of operations. See "General" above for more information about how we compute comparable store sales.

Liquidity and Capital Resources

        Our primary capital requirements are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility.

        In May 2005, we completed an initial public offering of our common stock in which we sold 3,750,000 shares and certain selling shareholders sold 3,437,500 shares. We received net proceeds from the offering of approximately $29.2 million, after payment of underwriting discounts and commissions and offering expenses. Since the completion of the offering, we have used all of the net proceeds of the offering to pay down balances on our line of credit, to fund capital expenditures associated with opening new stores, and to fund the "Fast Forward" acquisition. We did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders.

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

        At the end of fiscal 2007 we held two Auction Rate Securities totaling $2.0 million or 3.1% of our investment portfolio. We currently do not intend to hold these securities beyond their auction date and will try to sell these securities when their auction dates come up in March and May, respectively. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the auctions fail, we plan to hold these securities until the next auction date and the securities coupon rate will reset to a prescribed "failure" rate. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

        Our capital requirements include construction and fixture costs related to the opening of new stores and for maintenance and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2008, we expect to spend approximately $34.0 million to $35.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 57 new stores we plan to open in fiscal 2008, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2008 will not be different from the number of stores we plan to open, or that actual fiscal 2008 capital expenditures will not differ from this expected amount.

        We expect cash flows from operations and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations, and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

        Net cash provided by operating activities for fiscal 2007 was $34.3 million compared to $34.2 million for fiscal 2006. The change was primarily due to an increase in net income, offset by an increase in inventory needed to support 50 new stores and a decrease in trade accounts payable due to the timing of inventory receipts and associated payment in the fourth quarter. In addition, fiscal 2006 cash flow provided by operating activities benefited due to parts of Washington being declared a federal disaster area due to severe weather in the fourth quarter of fiscal 2006. In accordance with the Presidential Disaster Area tax relief, we deferred our federal income tax payment of $2.5 million from January 2007 to February 2007. This positively impacted fiscal 2006's cash flow provided by operations and negatively impacted fiscal 2007's cash flow provided by operations.

        Net cash used in investing activities was $51.2 million in fiscal 2007 primarily related to capital expenditures for new store openings and existing store renovations and net purchases of marketable securities of $20.5 million. Net cash used in investing activities was $44.4 million in fiscal 2006, primarily related to capital expenditures for new store openings and existing store renovations, the acquisition of the Fast Forward stores for $16.5 million and net purchases of marketable securities of $5.7 million and $54.7 million in fiscal 2005, primarily related to net purchases of marketable securities of $38.3 million and capital expenditures for new store openings and existing store renovations.

        Net cash provided by financing activities in the fiscal 2007 was $20.7 million, primarily related to proceeds from stock option exercise and associated tax benefits. Net cash used in financing activities in fiscal 2006 was $13.6 million, primarily related to proceeds from stock option exercise and the associated tax benefit and short term use of bank funds. Net cash used in financing activities in fiscal 2005 was $34.3 million, primarily related to proceeds from our initial public offering on May 5, 2005.

        We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A. The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at February 2, 2008 or February 3, 2007. The Company had open letters of credit outstanding under our secured revolving credit facility of $0.5 million at February 2, 2008 and approximately $0.7 million at February 3, 2007. The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (6.00% at February 2, 2008) minus 0.50% or the LIBOR rate (4.22% at February 2, 2008), plus 1% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 2, 2008.

Contractual Obligations and Commercial Commitments

        There was no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended February 2, 2008. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations and the amount of those payments due in future periods as of February 3, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$221,569	$27,876	$55,381	$50,828	$87,484
Purchase Obligations	59,548	59,548	—	—	—
Letters of Credit	500	500	—	—	—

	$281,617	$87,924	$55,381	$50,828	$87,484

        We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or "percentage rent") if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $22.2 million, $31.9 million and $43.5 million for fiscal 2005, 2006, and 2007, respectively. At February 2, 2008, we had outstanding purchase orders to acquire merchandise from vendors for approximately $59.5 million. We have an option to cancel these commitments with no notice prior to shipment. At February 2, 2008, we had approximately $0.5 million of letters of credit outstanding.

Off-Balance Sheet Obligations

        Our only off-balance sheet contractual obligations and commercial commitments as of February 2, 2008 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles "GAAP". We presently do not have any non-cancelable purchase commitments. At February 2, 2008 we had outstanding purchase orders to acquire merchandise from vendors for approximately $59.5 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At February 2, 2008 we had approximately $0.5 million of letters of credit outstanding under our revolving credit facility.

Impact of Inflation

        We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. There can be no assurance that our business will not be affected by inflation in the future.

Quantitative and Qualitative Disclosures About Market Risk

        See discussion in Item 7A—"Quantitative and Qualitative Disclosures About Market Risk."

Critical Accounting Policies and Estimates

        In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the consolidated financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities. We believe our most critical accounting estimates and assumptions are in the following areas:

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

        Lease Accounting.    The Company occupies its retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. The Company straight-lines and recognizes its rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention. For certain locations, the Company receives cash tenant allowances and has reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of February 2, 2008. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations. As described in Note 2 to the financial statements, "Recent accounting pronouncements" the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on February 4, 2007. The Company's policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations for the year ended February 2, 2008.

        Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

        Stock-based compensation.    Effective January 29, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with FASB Statement No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), under provisions of Staff Accounting Bulletin N0. 107 ("SAB 107") using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based issuances (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after our initial public offering on May 5, 2005. Prior to January 29, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

        We recorded $4.6 million of total stock-based compensation expense for the year ended February 2, 2008 of which $0.8 million was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on our reported cash flows

        At February 2, 2008 there was approximately $9.2 million of total unrecognized compensation cost related to unvested stock options of which approximately $0.5 million was attributable to the Board of Directors. This cost is expected to be recognized on a weighted-average basis over a period of approximately eight years.

        We account for unvested stock-based employee compensation arrangements granted prior to our initial public offering on the intrinsic value method as allowed by SFAS 123(R).

        Business Acquisition.    In June 2006, we completed the acquisition of 100% of the ownership of Action Concepts Fast Forward, Ltd. (a limited partnership) ("Fast Forward"), an apparel and accessory retail sales company which operated 20 stores (17 in Texas, 2 in Oklahoma and 1 in California). The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The Company incurred transaction expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition. As of February 2, 2008, this amount has been paid in full.

Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, on February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations for the year ended February 2, 2008. Interest recognized in accordance with this Interpretation may be classified in the financial statements as either income taxes or interest expense, based on the accounting policy election of the enterprise. The Company has elected to classify any interest expense recognized under this Interpretation as income taxes.

        In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

        The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders' equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements.

        In December 2007, the Securities and Exchange Commission issued SAB No. 110, "Share-Based Payment" ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. We are currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

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

        During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At February 2, 2008 we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments. Fluctuations in interest rates did not have a material effect on the results of operations in 2007. We do not believe that potential interest rate fluctuations will materially effect the fiscal 2008 results of operations.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in "Index to the Consolidated Financial Statements", under "Part IV Item 15" of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2008 our disclosure controls and procedures were effective.

        Changes in Internal Control Over Financial Reporting.    There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of Zumiez Inc. internal control over financial reporting as of February 2, 2008 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm, as stated in their report which appears herein.

        Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part III, Item 15, "Exhibits and Consolidated Financial Statements."

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors and nominees for directorship is presented under the headings "Election of Directors," in our definitive proxy statement for use in connection with our 2008 Annual Meeting of Shareholders (the "Proxy Statement") that will be filed within 120 days after our fiscal year ended February 2, 2008 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading "Executive Officers" in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company's Audit Committee and Governance Committee is set forth under the heading "Corporate Governance" in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.                                    EXECUTIVE COMPENSATION

        Information regarding the compensation of our directors and executive officers and certain information related to the Company's Compensation Committee is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information regarding certain relationships and related transactions and director independence is presented under the heading "Corporate Governance" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accounting fees and services is presented under the heading "Fees Paid to Independent Registered Public Accounting Firm for Fiscal Year 2007 and 2006" in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS.

  a)
  Exhibits and Consolidated Financial Statements

  1.
  Management's Annual Report on Internal Control Over Financial Reporting.

  2.
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

  3.
  Consolidated Financial Statements can be found under Item 8 of Part II of this Form 10-K.

  4.
  Index to Consolidated Financial Statements.

  5.
  Exhibits Index.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Zumiez Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

        The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2008. Management's assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of February 2, 2008.

        The effectiveness of Zumiez Inc. internal control over financial reporting as of February 2, 2008 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm, as stated in their report which appears herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/s/ RICHARD M. BROOKS Signature		3/25/08 Date
By:	Richard M. Brooks, Jr., President and Chief Executive Officer, Director
/s/ TREVOR S. LANG Signature		3/25/08 Date
By:	Trevor S. Lang, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS D. CAMPION Signature Thomas D. Campion, Chairman	3/25/08 Date
/s/ DAVID DEMATTEI Signature David DeMattei, Director	3/25/08 Date
/s/ GERALD F. RYLES Signature Gerald F. Ryles, Director	3/25/08 Date
/s/ WILLIAM M. BARNUM, JR. Signature William M. Barnum, Jr., Director	3/25/08 Date
/s/ JIM WEBER Signature Jim Weber, Director	3/25/08 Date
/s/ MATTHEW L. HYDE Signature Matthew L. Hyde, Director	3/25/08 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zumiez Inc.

        We have audited Zumiez Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Zumiez Inc. maintained effective internal control over financial reporting as of February 2, 2008, in all material respects, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period ended February 2, 2008 and February 3, 2007, and our report dated March 24, 2008, expresses an unqualified opinion thereon.

Moss Adams, LLP

Seattle, Washington
March 24, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 28, 2006, February 3, 2007 and February 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zumiez Inc.

        We have audited the accompanying consolidated balance sheets of Zumiez Inc. as of February 2, 2008 and February 3, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the periods ended February 2, 2008 and February 3, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zumiez Inc. as of February 2, 2008 and February 3, 2007 and the results of its operations and its cash flows for the periods ended February 2, 2008 and February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2 and 6 to the consolidated financial statements, effective January 29, 2006, Zumiez Inc. changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zumiez Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2008 expressed an unqualified opinion.

/s/ MOSS ADAMS LLP

Seattle, Washington
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Zumiez Inc.:

        In our opinion, the consolidated statements of operations, consolidated statements of changes in shareholders' equity and of cash flows of Zumiez Inc. and its subsidiary for the year ended January 28, 2006, present fairly, in all material respects, the results of operations and cash flows of Zumiez Inc. and its subsidiary for the year ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
March 21, 2006, except for the stock split and revision to previously issued statements of cash flow described in Note 1, as which the date is March 25, 2008.

ZUMIEZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 3, 2007	February 2, 2008
Assets
Current assets
Cash and cash equivalents	$8,161	$11,945
Marketable securities	43,816	64,587
Receivables	5,223	4,775
Inventory	42,157	48,721
Prepaid expenses and other	3,593	4,440
Deferred tax assets	1,551	1,089

Total current assets	104,501	135,557
Leasehold improvements and equipment, net	49,889	65,937
Goodwill	12,904	13,154
Deferred tax assets	—	1,447

Total long-term assets	62,793	80,538
Total assets	$167,294	$216,095

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$24,164	$19,672
Book overdraft	6,083	7,384
Accrued payroll and payroll taxes	4,784	5,097
Income taxes payable	6,598	47
Current portion of deferred rent and tenant allowances	1,377	2,136
Other accrued liabilities	6,566	9,060

Total current liabilities	49,572	43,396
Long-term deferred rent and tenant allowances, less current portion	12,069	18,097
Deferred tax liabilities	841	—

Total long-term liabilities	12,910	18,097
Total liabilities	62,482	61,493

Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 27,880,512 shares issued and outstanding at February 3, 2007, 29,002,852 shares issued and outstanding at February 2, 2008	45,311	69,297
Accumulated other comprehensive income (loss)	(14)	464
Retained earnings	59,515	84,841

Total shareholders' equity	104,812	154,602
Total liabilities and shareholders' equity	$167,294	$216,095

See acccompanying notes to consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Net sales	$205,589	$298,177	$381,416
Cost of goods sold	133,047	189,959	244,429

Gross profit	72,542	108,218	136,987
Selling, general and administrative expenses	52,494	75,774	98,042

Operating profit	20,048	32,444	38,945
Interest income, net	648	1,178	1,722
Other income (expense)	(1)	(16)	3

Earnings before income taxes	20,695	33,606	40,670
Provision for income taxes	7,844	12,750	15,344

Net income	$12,851	$20,856	$25,326

Basic net income per share	$0.50	$0.76	$0.89

Diluted net income per share	$0.47	$0.73	$0.86

Weighted average shares used in computation of earnings per share:
Basic	25,879,675	27,542,891	28,608,818
Diluted	27,376,684	28,703,037	29,322,337

See accompanying notes to consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock			Other Comprehensive Income (Loss)
			Employee Stock Options		Retained Earnings	Receivable from Parent
	Shares	Amount					Total
Balance at January 29, 2005	22,610	$44	$95	—	$25,808	$(148)	$25,799

Common shares issued through initial public offering	3,750	29,191	—	—	—	—	29,191
Exercise of common stock options, including tax benefit of $4,457	899	5,535	—	—	—	—	5,535
Stock based compensation	—	—	165	—	—	—	165
Cost incurred on behalf of parent	—	—	—	—	—	(1)	(1)
Parent receivable forgiven	—	—	—	—	—	149	149
Unrealized (losses), net	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	12,851	—	12,851

Balance at January 28, 2006	27,259	34,770	260	(5)	38,659	—	73,684

Exercise of common stock options, including tax benefit of $6,822	622	8,228	—	—	—	—	8,228
Stock based compensation	—	2,313	(260)	—	—	—	2,053
Unrealized (losses), net	—		—	(9)	—	—	(9)
Net income	—		—	—	20,856	—	20,856

Balance at February 3, 2007	27,881	45,311	—	(14)	59,515	—	104,812

Exercise of common stock options, including tax benefit of $16,527	1,122	19,417	—	—	—	—	19,417
Stock based compensation	—	4,569	—	—	—	—	4,569
Unrealized gains, net	—	—	—	478	—	—	478
Net income	—	—	—	—	25,326	—	25,326

Balance at February 2, 2008	29,003	$69,297	$—	$464	$84,841	$—	$154,602

See accompanying notes to consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Cash flows from operating activities:
Net income	$12,851	$20,856	$25,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,535	10,499	14,762
Deferred tax expense	(56)	(1,306)	(1,826)
Stock-based compensation expense	165	2,053	4,569
Loss on disposal of assets	33	132	119
(Gain) Loss from sales of marketable securities, net	—	17	(2)
Excess tax benefit from stock options	—	(6,822)	(16,527)
Changes in operating assets and liabilities:
Receivables	(1,835)	(1,309)	448
Inventory	(6,307)	(198)	(6,564)
Prepaid expenses and other	455	(2,713)	(847)
Trade accounts payable	6,361	(3,371)	(4,492)
Accrued payroll and payroll taxes	1,827	330	313
Income taxes payable	698	10,112	9,976
Other accrued liabilities	(1,024)	1,506	2,244
Deferred rent and tenant allowances	3,450	4,409	6,787

Net cash provided by operating activities	24,153	34,195	34,286

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(16,453)	(22,160)	(30,722)
Acquisitions, net of cash acquired	—	(16,542)	—
Purchases of marketable securities	(72,651)	(157,433)	(143,957)
Sales and maturities of marketable securities	34,365	151,785	123,459

Net cash used in investing activities	(54,739)	(44,350)	(51,220)

Cash flows from financing activities:
Change in book overdraft	(429)	6,083	1,301
Borrowings on revolving credit facility	19,750	—	—
Payments on revolving credit facility	(19,750)	(732)	—
Proceeds from exercise of stock options	—	1,406	2,890
Proceeds from sale of stock	34,726	—	—
Excess tax benefit from stock options	—	6,822	16,527

Net cash provided by financing activities	34,297	13,579	20,718

Net increase in cash and cash equivalents	3,711	3,424	3,784
Cash and cash equivalents, beginning of period	1,026	4,737	8,161

Cash and cash equivalents, end of period	$4,737	$8,161	$11,945

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$61	$—	$4
Cash paid during the period for income taxes	2,746	4,027	7,185
Non-cash operating activity—dispositon of gift card breakage liability	—	—	303
Non-cash investing activity—acquisition costs in other accrued liabilities	—	—	250

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature and Ownership of Business and Basis of Presentation

        Nature of Business—Zumiez Inc. (the "Company") is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of February 2, 2008 the Company operated 285 stores primarily located in shopping malls, giving the Company a presence in 27 states. The Company's stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or "BMX") and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers' activities and interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

        Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2005 and fiscal 2007 were 52-week periods ended January 28, 2006 and February 2, 2008 respectively. Fiscal 2006 was a 53-week period ended February 3, 2007.

        Stock Split—On March 15, 2006 the Company's Board of Directors approved a two for one stock split of the Company's common stock that was effected by a share dividend and became effective April 19, 2006. All reference to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis. Previously awarded stock options in the Company's common stock have been retroactively adjusted to reflect the stock split.

        Reincorporation—On April 29, 2005 the Company reincorporated in the State of Washington from the State of Delaware. In connection with the reincorporation, the Company filed new articles of incorporation and adopted new bylaws. The new articles of incorporation changed the Company's common stock from $0.01 par value per share to no par value per share and increased the Company's authorized capital stock.

        Initial Public Offering—In May 2005 the Company completed an initial public offering of its common stock in which the Company sold 3,750,000 shares and the Company's selling shareholders sold 3,437,500 shares. Net proceeds from the offering received by the Company totaled approximately $29.2 million, after payment of underwriters' commissions and offering expenses. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling shareholders. Prior to this initial public offering, the Company was a majority owned subsidiary of Zumiez Holdings LLC (the "Parent"), a holding company with no operating activities. The financial position and operating results of the Parent are not included in the Company's financial statements included in this annual report. The Parent was dissolved in connection with the Company's initial public offering.

        Secondary Offering—In November 2005 a secondary offering of shares of the Company's common stock by certain of its shareholders was completed. The offering consisted of 5,462,500 shares of common stock, including 712,500 shares that were subject to the underwriters' over-allotment option. All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature and Ownership of Business and Basis of Presentation (Continued)

The consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

        Revision to Previously Issued Statements of Cash Flows—The Company has historically classified tenant allowances received from landlords as a reduction of leasehold improvements and equipment in the cash flows from investing activities section of the consolidated statements of cash flows. The appropriate classification is to include tenant allowances in deferred rent, which is included in net cash provided by operating activities. For the fiscal years ended February 3, 2007 and January 28, 2006, we have corrected the classification of tenant allowances in the consolidated statement of cash flows. The effect of this adjustment is to increase cash used in investing activities and to increase net cash flow provided by operating activities by $4.3 million and $3.1 million for fiscal 2006 and fiscal 2005, respectively. There was no impact on the net increase in cash and cash equivalents on the consolidated statement of cash flows. The Company has determined these adjustments are not material and has corrected the classification of tenant allowances in the statements of cash flows for these fiscal years.

2. Summary of Significant Accounting Policies

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and accrued liabilities. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical insurance reserve and the expected useful lives of fixed assets. Actual results could differ from those estimates.

        Concentration of Risk—The Company maintains its cash and cash equivalents in accounts with two major financial institution in the United States of America, in the form of demand deposits, certificates of deposits and money market accounts. Deposits in this bank may exceed the amounts of federal deposit insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company's accounts receivable are primarily derived from credit card purchases from customers and are typically settled within one to two days.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

        Restricted Cash—At February 2, 2008 and at February 3, 2007 the Company had restricted cash of $250,000 held in escrow related to the Fast Forward acquisition.

        Marketable Securities—At February 2, 2008 and February 3, 2007, marketable securities, classified as available for sale, were $64.6 million and $43.8 million, respectively, and consisted of municipal and U.S. agency debt instruments with original maturities over 90 days. As of February 2, 2008, we had $2 million invested in auction rate securities, which are classified as current, available-for-sale marketable securities on our consolidated balance sheet. We reduced our holdings of auction rate securities during 2007 through the auction process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auctions fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves. We believe the interest rate on these investments will increase based on current interest rates. These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose AAA ratings are under review. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. Any temporary decline, if sustained, would be recognized in other comprehensive income. It is possible that declines in fair value may occur. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further the Company may be required to record unrealized losses in other comprehensive income or impairment charges in 2008.

        Receivables—At February 2, 2008 and February 3, 2007, receivables include, tenant allowances receivable credit cards receivable, interest receivable and other. The Company does not extend credit to its customers except through third-party credit cards.

	Fiscal Year Ended
	February 3, 2007	February 2, 2008
Tenant allowances receivable	$2,531	$1,334
Credit cards receivable	1,551	2,108
Interest receivable	374	557
Employee receivables	110	257
Other receivables	657	519

	$5,223	$4,775

        Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to the Company's best estimate of their net realizable value. The Company's decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than the Company's estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant to the Company. We have reserved for inventory shrinkage as of February 2, 2008 and February 3, 2007 in the amounts of approximately $2.2 million and $1.9 million, respectively.

        Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset's estimated useful life or the lease term (generally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

5-10 years), whichever is shorter. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over 5 years. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the consolidated statement of operations.

        Valuation of Long-Lived Assets—The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. The company determined that there was no impairment loss for the year ended February 2, 2008. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. Asset retirements were not material for fiscal 2007.

        Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instrument" ("SFAS No. 107"), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 3, 2007 and February 2, 2008 the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, approximate the fair value because these financial instruments have floating interest rates which reflect current market conditions. Contractual maturities of investments underlying our available-for-sale securities at February 2, 2008 included $2.0 million in auction rate securities. Based on current market conditions, it is possible that auctions related to these securities may be unsuccessful in the near term. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

        Deferred Rent, Rent Expense and Tenant Allowances—The Company occupies its retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. The Company straight-lines and recognizes its rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention. For certain locations, the Company receives cash tenant allowances and has reported these amounts as a deferred liability which is amortized to rent expense over the term of the lease. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. All other pre-opening costs are expensed as incurred.

        Goodwill—In accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company does not amortize goodwill derived from purchase business combinations. The Company evaluates the recoverability of goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. There was no impairment of goodwill in the 2007 and 2006 fiscal years.

        Other Liabilities—At February 2, 2008 and February 3, 2007 other liabilities consisted of the following:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008
Accrued Payables	$1,357	$3,475
Gift cards payable	1,954	3,033
Accrued excise tax	1,400	1,793
Other current liabilities	1,855	759

	$6,566	$9,060

        Income Taxes—The provision for income taxes includes both current and deferred tax expenses. Current tax expense is the amount associated with current operating results. The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary difference between the carrying amounts and the tax bases of the assets and liabilities. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Comprehensive Income—Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for fiscal 2007, 2006 and 2005 was $25.8 million, $20.8 million and $12.8 million, respectively comprised of net income plus or (minus) net unrealized gains or (losses) on our available-for-sale securities.

        Revenue Recognition—Sales are recognized upon purchase at the Company's retail store locations or upon shipment for orders placed through the Company's website as both title and risk of loss have transferred. Taxes collected from the Company's customers are and have been recorded on a net basis. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered ("gift card breakage"). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. The Company reports shipping revenues and costs within sales and cost of goods sold, respectively. The Company accrues for estimated sales returns by customers based on historical sales return results. The allowance for sales returns as of February 2, 2008, February 3, 2007 and January 28, 2006 was approximately $279,000, $275,000 and $185,000, respectively. The Company offers a return policy of generally 30 days. The Company has the right to assess gift card dormancy fees in certain states, but has historically not done so.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company entered into an agreement with an unrelated third party that assumed the unredeemed liability for gift cards that had not yet reached the statutory term for unclaimed property. As a result of the agreement, certain third-party claims on unredeemed gift cards for the State of Delaware have been removed, thus allowing the company to recognize additional revenue of approximately $303,000 in fiscal 2007.

        The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified one operating segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The company accounts for its business operation as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics.

        The Company presents its merchandise assortment as a percentage of net sales for the following categories: "Men's", which includes men's apparel; "Women's", which includes women's apparel; and "Accessories and Other", which includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for each of the aforementioned categories for fiscal 2005, fiscal 2006 and fiscal 2007 was as follows:

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Men's	30.0%	31.9%	32.4%
Women's	17.0%	15.4%	15.4%
Accessories and Other	53.0%	52.7%	52.2%

Total	100.0%	100.0%	100.0%

        Cost of Goods Sold—Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs. This may not be comparable to the way in which the Company's competitors or other retailers compute their cost of goods sold. In fiscal 2005 and 2006 the Company reported shipping costs on internet sales in selling, general and administrative expense. During 2007 the Company reclassified these costs to costs of goods sold. The company reclassified approximately $349,000 and $236,000 for fiscal 2006 and 2005, respectively, from selling, general and administrative expense to cost of goods sold to conform to 2007 presentation. The Company does receive insignificant amounts of cash consideration from vendors which have been reported as a reduction of expenses or inventory on hand as the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors' products.

        With respect to the freight component of our internet sales, we arrange and pay the freight for our customers and bill them for this service. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold. For fiscal years 2007, 2006, and 2005, the Company incurred shipping costs related to internet sales for approximately $534,000, $349,000 and $236,000 respectively.

        Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at the home office and stores, facility expenses, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

training, advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which the Company's competitors or other retailers compute their selling, general and administrative expenses.

        Advertising—The Company expenses advertising costs as incurred. Advertising expenses are net of sponsorships. Advertising expense was approximately $250,000, $651,000 and $748,000 in fiscal 2005, 2006 and 2007, respectively.

        Stock-Based Compensation—Effective January 29, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan are recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and after the Company's initial public offering on May 5, 2005. Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the fiscal years ended February 2, 2008 and February 3, 2007.

        The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method. We estimate the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2007 and 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award with the following weighted-average assumptions used for grants issued during the fiscal years ended February 3, 2007 and February 2, 2008.

	Fiscal Year Ended
	February 3, 2007	February 2, 2008
Dividend yield	0.0%	0.0%
Volatility rate	35.0%	53.4%
Forfeiture rate	8.0%	10.0%
Average expected life (in years):
Expected lives—Eight years	6.38	6.38
Expected lives—Five years	6.00	6.00
Average risk-free interest rate	4.77%	4.55%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's stock option and restricted stock activity for the year ended February 2, 2008 (in thousands except weighted-average exercise price):

	Stock Options	Restricted Stock	Weighted-Average Exercise Price
Outstanding at February 3, 2007	2,675	—	$6.76
Granted	515	16	$36.54
Exercised	(1,095)	—	$(2.05)
Forfeited	(137)	—	$(17.55)

Outstanding at February 2, 2008	1,958	16	$16.29

Exercisable at February 2, 2008	561	—	$5.50

        During the year ended February 2, 2008, the Company granted 515,000 stock options with a Black-Scholes weighted average fair value of $21.02 and a weighted average exercise price of $36.54. Included in the total stock options granted during the year ended February 2, 2008 were 40,000 options granted to the Board of Directors with a Black-Scholes weighted average fair value of $22.36 and an exercise price of $37.95. In connection with these grants of stock options, the Company recognized approximately $3.3 million in stock-based compensation expense during the year ended February 2, 2008 of which approximately $0.5 million was attributable to the Board of Directors.

        During the year ended February 2, 2008, the Company granted 16,000 shares of restricted stock to employees with an average fair market value on the date of grant of $37.19 per share. In connection with these grants, the Company recognized approximately $69,000 in stock-based compensation expense during the year ended February 2, 2008.

        The Company recorded $4.6 million, $2.1 million and $0.2 million of total stock-based compensation expense for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, of which approximately $0.8 million, $0.3 million and $0, respectively, was attributable to the Board of Directors. The stock-based compensation expense is calculated on an accelerated method over the vesting periods of the related options. This charge had no impact on the Company's reported cash flows. For the years ended February 2, 2008, February 3, 2007 and January 28, 2006, the Company recorded approximately $0.2 million each year, respectively, in stock based compensation expense pursuant to APB 25. Under the modified prospective method of transition of SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). At February 2, 2008 and February 3, 2007, there was approximately $9.2 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested stock options of which approximately $0.5 million, each year, was attributable to the Board of Directors. This cost is expected to be recognized over a period of approximately three to eight years.

        The Company accounts for unvested stock-based employee compensation arrangements granted prior to its initial public offering on the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations. For these awards, the Company complies with the disclosure provisions of SFAS 123.

        Net Income per Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock. Potentially anti-dilutive securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company's common stock during the period reported. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 130,000, 40,000 and 0 for the fiscal years ended February 2, 2008 and February 3, 2007, and January 28, 2006, respectively.

        If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been reduced to the fiscal 2005 pro forma amounts indicated in the following table (in thousands, except per share data):

Fiscal Year Ended
January 28, 2006
Net income, as reported	$12,851
Add: Stock-based compensation expense, as
reported, net of tax	102
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(362)

Pro forma net income	$12,591

Net income per share:
Basic-as reported	$0.50

Basic-pro forma	$0.49

Diluted-as reported	$0.47

Diluted-pro forma	$0.46

        Merchandise Risk—The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

  Recent accounting pronouncements

        In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 in fiscal 2007. The adoption of FIN No. 48 did not have a material effect on the Company's consolidated financial position or results of operations in fiscal 2007.

        In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company's consolidated financial position or results of operations.

        In September 2006 The SEC released Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company adopted the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position or consolidated results of operations for fiscal 2006.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders' equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements.

        In December 2007, the Securities and Exchange Commission issued SAB No. 110, "Share-Based Payment" ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. We are currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

3. Leasehold Improvements and Equipment

        Leasehold improvements and equipment consist of the following:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008
	(In thousands)
Leasehold improvements and other equipment	$52,773	$68,669
Computer equipment	7,347	10,002
Fixtures and other	26,392	35,797

	86,512	114,468
Less accumulated depreciation	(36,623)	(48,531)

	$49,889	$65,937

        Depreciation expense on leasehold improvements and equipment was $14.6 million, $10.4 million, and $7.5 million for fiscal 2007, 2006 and 2005, respectively.

4. Revolving Credit Facility

        We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A. The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at February 2, 2008 or February 3, 2007. The Company had open letters of credit outstanding under our secured revolving credit facility of approximately $0.5 million at February 2, 2008 and approximately $0.7 million at February 3, 2007. The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (6.00% at February 2, 2008) minus 0.50% or the LIBOR rate (4.22% at February 2, 2008), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 2, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

        During fiscal 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest recognized in accordance with this Interpretation may be classified in the financial statements as either income taxes or interest expense, based on the accounting policy election of the enterprise. The Company has elected to classify any interest expense recognized under this Interpretation as income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The majority of the Company's returns are no longer subject to U.S. federal and state examinations by tax authorities for years before fiscal 2004.

        The components of deferred income taxes are:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008
	(In thousands)
Deferred tax assets:
Charitable contributions	$—	$456
Deferred rent	5,184	7,808
Inventory	1,507	2,131
Employee benefits, including stock based compensation	1,088	2,742

Total deferred tax assets	7,779	13,137

Deferred tax liabilities:
Property and equipment	(6,422)	(8,016)
Goodwill	(444)	(773)
Prepaid expenses	(203)	(1,812)

Total deferred tax liabilities	(7,069)	(10,601)

Net deferred tax asset	$710	$2,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Continued)

        The components of the provision (benefit) for income taxes are:

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
	(In thousands)
Current
Federal	$7,243	$11,870	$14,554
State	1,334	2,195	2,616

Total current	8,577	14,065	17,170

Deferred
Federal	(656)	(1,110)	(1,550)
State	(77)	(205)	(276)

Total deferred	(733)	(1,315)	(1,826)

Provision for income taxes	$7,844	$12,750	$15,344

        The reconciliation of the income tax provision at the U.S. federal statutory rate to the Company's effective income tax rate is as follows for the fiscal year ended:

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	4.0	3.8	3.7
Permanent differences	0.6	(0.7)	(1.1)
Other	(1.7)	(0.2)	0.1

	37.9%	37.9%	37.7%

6. Stock Options

        During fiscal 1997 the Company adopted the 1993 Stock Option Plan (the "1993 Plan") to provide for the granting of nonqualified stock options to executive officers and key employees of the Company as determined by a committee of the Company's board of directors, the 1993 Plan Committee (the "Committee").

        The date of grant, option price, vesting period and other terms specific to options granted under the 1993 Plan are determined by the Committee. All stock options granted under the 1993 Plan vest over a fixed period and expire no later than ten years from the date of grant. No additional awards may be granted under the 1993 Plan. Prior to fiscal 2004, the option price for all options granted was equal to the fair market value of the Company's common stock at the date of grant.

        During fiscal 2004 the Company adopted the 2004 Stock Option Plan (the "2004 Plan") to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by the 2004 Plan Committee of the Company's board of directors. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock Options (Continued)

authorized 7,365,586 split adjusted shares of common stock for issuance under the 2004 Plan. The Company does not plan on making any new stock option grants under the 2004 Plan.

        The Company adopted the 2005 Equity Incentive Plan (the "2005 Plan") on January 24, 2005 and the Company's shareholders approved it on April 27, 2005. Unless sooner terminated by the Board, the 2005 Plan will terminate on the day before the tenth anniversary of the date that the 2005 Plan was approved by the Company's shareholders. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights, which may be granted to the Company's employees (including officers), directors and consultants.

        The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan will not exceed 5,850,000 plus (1) the number of shares that are subject to awards under the 2005 Plan, the 1993 Plan or the 2004 Plan that have been forfeited or repurchased by us or that have otherwise expired or terminated, (2) at our option, the number of shares that were reserved for issuance under the 2004 Plan but that were not subject to a grant under such plan at the completion of the Company's initial public offering in May 2005, and (3) an annual increase on the first business day of each fiscal year such that the total number of shares available for issuance under the 2005 Plan shall equal 15% of the total number of shares of common stock outstanding on such business day; provided, that with respect to such annual increase, the Board may designate a lesser number of additional shares or no additional shares during such fiscal year. In no event, however, will the aggregate number of shares available for award under the 2005 Plan exceed 8,775,000 split adjusted shares. As a result of this limitation on the aggregate number of shares available for award under the 2005 Plan, and the 6,614,594 split adjusted shares of the Company's common stock that were reserved for issuance under our 2004 Plan but that were not subject to grants under that plan at the completion of the initial public offering, up to 2,925,000 split adjusted shares, may currently be added to the shares of common stock that may be issued pursuant to awards granted under the 2005 Plan pursuant to clause (2) of the first sentence of this paragraph; however, the Company does not currently intend to add any of those shares to the 2005 Plan.

        During fiscal 2004 the Company issued stock options to certain employees with exercise prices below the fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded stock-based compensation for the difference between the exercise price of the stock options and the fair market value of the Company's stock at the grant date. During fiscal 2007, 2006 and 2005, the Company recorded stock-based compensation of approximately $0.2 million each year, respectively, related to these options. Stock-based compensation expense is currently recognized over the vesting period of the awards, generally five to eight years. Excluding the impact of the adoption of FAS 123R, future compensation expense to be recognized through fiscal 2013 associated with these grants will be $0.5 million. There were 515,000, 517,600 and 0 stock options granted during fiscal years 2007, 2006 and 2005, respectively. In addition the Company issued 16,000 shares of restricted stock in fiscal 2007.

        As of January 28, 2006 no options to purchase shares of common stock were outstanding and no shares had been issued under the 2005 Plan. As of February 2, 2008 and February 3, 2007 there were, respectively, 898,100 and 484,600 options to purchase shares of common stock issued and outstanding under the 2005 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock Options (Continued)

        The following table summarizes information concerning outstanding and exercisable options at February 2, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life	Number of Options
$ 1.09	187,894	1.3	187,894
$ 1.78	405,746	3.6	190,553
$ 3.87	466,150	5.3	112,203
$24.89-27.31	344,800	8.1	43,316
$30.52-33.59	50,000	8.4	16,670
$35.85-39.05	488,300	9.1	10,000
$41.15-41.86	15,000	9.6	—

Total	1,957,890		560,636

7. Related Party Transactions

        During fiscal 2005, the Company paid $1,000 in fees on behalf of its Parent, resulting in a balance of $149,000, which was forgiven and the Parent was subsequently dissolved in connection with the Company's initial public offering. This amount was reported in shareholders' equity and expensed to selling, general and administrative expense.

        In fiscal 2005 the Company paid Brentwood Private Equity III, LLC a consulting fee of $53,000 under a Corporate Development and Administrative Services Agreement. This agreement was subsequently terminated in connection with the initial public offering.

        The Company committed charitable contributions to Zumiez Foundation in fiscal 2007 and fiscal 2006 of approximately $581,000 and $537,000, respectively. The Company has accrued charitable contributions payable to Zumiez Foundation for the fiscal years ended February 2, 2008 and February 3, 2007 of approximately $738,000 and $485,000. Zumiez Foundation is a charitable based non profit organization focused on meeting the various needs of the under-privileged in communities where the Company has retail stores. The Company's Chairman of the Board is also the President of Zumiez Foundation.

8. Commitments and Contingencies

        Leases—The Company is committed under operating leases for all of its retail store locations. In addition to minimum future lease payments, substantially all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. During fiscal 2004 the Company entered into a lease for a new combined home office and distribution center under a non-cancelable operating lease agreement that expires in July 2012 with two renewal options. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. The Company expenses escalated percentage rent payments in the period they become known. In September 2006 the Company entered into a new lease agreement for an additional 37,000 square feet of warehouse space. The new lease agreement terminated and replaced the original fiscal 2004 lease with the Landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        Total rent expense, base rent and contingent rent for the three years ended February 2, 2008, February 3, 2007 and January 28, 2006 (in thousands) are as follows:

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008
Base Rent Expense	$12,155	$17,692	$24,931
Contingent and Other Rent Expense	9,996	14,205	18,548

Total Rent Expense	$22,151	$31,897	$43,479

        Future minimum commitments (in thousands) on all leases at February 2, 2008 are as follows:

	Retail Stores	Home Office	Total
Fiscal 2008	$27,121	$755	$27,876
Fiscal 2009	27,126	775	27,901
Fiscal 2010	26,685	795	27,480
Fiscal 2011	25,489	816	26,305
Fiscal 2012	23,676	847	24,523
Thereafter	83,470	4,014	87,484

	$213,567	$8,002	$221,569

        Purchase Commitments—The Company had outstanding purchase orders to acquire merchandise from vendors for approximately $59.5 million and $70.5 million at February 2, 2008 and February 3, 2007, respectively. These purchases are expected to be financed by cash flows from operations and the Company's revolving credit facility. The Company has an option to cancel such commitments with no notice prior to shipment.

        Litigation—On December 10, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. A substantially similar complaint was filed in the same court on December 14, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers of the Company's stock during the period March 14, 2007 to November 7, 2007. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, making misrepresentations about the Company's projected financial results in order to artificially inflate the Company's stock price. Plaintiffs are seeking compensatory damages in an unspecified amount, interest, and an award of attorneys' fees and costs. Plaintiffs have until May 5, 2008 to file a consolidated amended complaint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        In addition, on December 20, 2007, a shareholder derivative action was filed in the Superior Court of the State of Washington (Snohomish County), allegedly on behalf of and for the benefit of the Company, against certain of the Company's current and former directors and officers. The Company was named as a nominal defendant. The derivative complaint is based on the same allegations of fact as in the securities class action, and claims that the defendant directors and officers breached fiduciary duties, abused their control, engaged in gross mismanagement, wasted corporate assets, unjustly enriched themselves, and engaged in insider trading. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses. Because the complaint is derivative in nature it does not seek monetary damages from the Company. However, the Company may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant directors and officers.

        The Company is unable to predict the outcome of these cases. A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company's business, results of operations or financial condition.

        Insurance Reserves—The Company is responsible for medical insurance claims up to a specified aggregate amount. The Company maintains a reserve for estimated medical insurance claims based on historical claims experience and other estimated assumptions.

        Employment Agreement—The Company has an employment agreement in place with a key employee. The agreement provides that if the Company terminates the employee's employment without cause or if he terminates his employment for good reason, the employee could be entitled to continue to receive his base salary for a time period not to exceed eighteen months.

9. Goodwill

        In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 "Business Combinations." As of November 3, 2007, the Company had $250,000 of restricted cash held in escrow that was payable to Action Concepts Fast Forward, Ltd. This was accounted for as an addition to goodwill resulting in an increase in the total purchase price of the acquisition. The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company will continue to assess, in accordance with our "goodwill" policy as stated in Note 2, whether goodwill is impaired.

10. Business Acquisition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Business Acquisition (Continued)

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

        The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $13.2 million. All of the excess of purchase price over net tangible assets acquired was attributed to goodwill, which is not subject to amortization for book purposes. The Company is amortizing the goodwill for tax purposes utilizing the 338(h)(10) Federal tax code election. At February 2, 2008, $250,000 was held in escrow and due to the ownership of Action Concepts Fast Forward, Ltd. for payment of future claims. Accordingly, this amount is reflected in the purchase price of the related acquisition and allocated to goodwill.

        The following summarized unaudited pro forma information (in thousands) assumes the acquisition of Fast Forward had occurred at the beginning of the period presented. The pro forma information does not purport to indicate what would have occurred had the acquisition been made at the beginning of the period presented, nor of the results which may occur in the future.

	Fiscal Year Ended
	January 28, 2006	February 3, 2007
Pro Forma Information (Unaudited)
Net Sales	$229,517	$306,761
Net Income	$13,242	$20,082
Basic Earnings Per Share	$0.51	$0.73
Diluted Earnings Per Share	$0.48	$0.70

        The Company incurred transaction expenses of approximately $663,000 related to the employee severance and transition expense of the acquisition. To date, this amount has been paid in full. These costs were accounted for under Emerging Issues Task Force 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination."

11. Employee Benefit Plans

        The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans (Continued)

hours a week and are twenty-one or older are eligible to participate in the Z.I.P. The Company's 401(k) matching and profit-sharing contributions are discretionary and are determined annually by the Company. The Company contributed $250,000, $250,000, and $225,000 to the plan during fiscal 2007, 2006 and 2005, respectively.

        The Company offers an Employee Stock Purchase Plan (the "ESPP") for eligible employees to purchase the Company's common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period. The ESPP provides for six month offering periods commencing on October 1 and April 1 of each year. Employees can contribute up to 15% of their pay but may not exceed $25,000 in a calendar year. The maximum number of shares an employee may purchase during an offering period is 2,000 shares. Employees are eligible to participate in the ESPP if they work at least 20 hours a week and at least five months in a calendar year.

12. Net Income Per Share, Basic and Diluted

        Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company's common stock during the period reported. Total common stock options not included in the calculation of diluted earnings per share were 130,000, 40,000, and 0 for the years ended February 2, 2008, February 3, 2007, and January 26, 2006, respectively.

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Fiscal Year ended
	January 28, 2006	February 3, 2007	February 2, 2008
Net income	$12,851	$20,856	$25,326
Weighted average common shares for basic net income per share	25,879,675	27,542,891	28,608,818
Dilutive effect of stock options and restricted stock	1,497,009	1,160,146	713,519

Weighted average common shares for diluted net income per share	27,376,684	28,703,037	29,322,337

Basic net income per share	$0.50	$0.76	$0.89

Diluted net income per share	$0.47	$0.73	$0.86

        Options to purchase 130,000 shares of common stock with a weighted average value of $38.58 per share were outstanding at the end of fiscal 2007 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the $36.62 average market price for the Company's common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Subsequent Event—Litigation

        On March 05, 2008 a putative class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda, wherein it is alleged that the Company had violated certain California wage and hour laws. The Lawsuit purports to be brought on behalf of a class of all persons who are employed or who have worked as hourly employees for the Company in the State of California from March 5, 2004 through the date of resolution of the Lawsuit. The Complaint alleges that the Company, in violation to Californian law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company is preparing a response to the allegations of the Lawsuit. The outcome of the Lawsuit cannot be ascertained at this time.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
3.2	Bylaws. [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.1
Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.2
Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated August 2, 2004. [Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.3
Executive Agreement, dated as of November 4, 2002 between Zumiez Inc. and Richard M. Brooks. [Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.4
Carrier Agreement between United Parcel Service Inc. and Zumiez Inc. dated July 4, 2005. [Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]
10.5	Zumiez Inc. 1993 Stock Option Plan. [Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.7	Zumiez Inc. 2005 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.9
Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
10.11
Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]
10.12
Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006].

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on October 4, 2006]
10.14
Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. dated September 1, 2006.. [Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended October 28, 2006 as filed on December 8, 2006].
21.1	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on October 18, 2005 (file No. 333-129101)]
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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

        Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and many are available at the SEC's website found at www.sec.gov.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ZUMIEZ INC. FORM 10-K PART I.
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL INFORMATION
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS Years ended January 28, 2006, February 3, 2007 and February 2, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ZUMIEZ INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
ZUMIEZ INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
ZUMIEZ INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)
ZUMIEZ INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
EXHIBIT INDEX