Form 10-Q
period 2008-05-03
Zumiez Inc
filed 2008-05-30
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

Number of shares of Common Stock outstanding as of May 30, 2008 was 29,306,632 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	May 3, 2008	February 2, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,622	$11,945
Marketable securities	58,565	64,587
Receivables	6,315	4,775
Inventory	58,654	48,721
Prepaid expenses and other	4,815	4,440
Deferred tax assets	2,758	1,089
Total current assets	138,729	135,557

Leasehold improvements and equipment, net	71,056	65,937
Goodwill	13,154	13,154
Marketable securities - long-term	2,000	—
Deferred tax assets	1,631	1,447
Total long-term assets	87,841	80,538

Total assets	$226,570	$216,095

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$33,769	$19,672
Book overdraft	—	7,384
Accrued payroll and payroll taxes	3,772	5,097
Income taxes payable	1,121	47
Current portion of deferred rent and tenant allowances	2,424	2,136
Other accrued liabilities	7,906	9,060
Total current liabilities	48,992	43,396

Long-term deferred rent and tenant allowances, less current portion	20,475	18,097
Total liabilities	69,467	61,493
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,306,632 shares issued and outstanding at May 3, 2008, 29,002,852 shares issued and outstanding at February 2, 2008	70,739	69,297
Accumulated other comprehensive income	161	464
Retained earnings	86,203	84,841
Total shareholders’ equity	157,103	154,602

Total liabilities and shareholders’ equity	$226,570	$216,095

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$78,702	$68,791
Cost of goods sold	54,142	47,070
Gross profit	24,560	21,721

Selling, general and administrative expenses	22,934	19,538
Operating profit	1,626	2,183

Interest income, net	589	426
Other income (expense)	—	(1)
Earnings before income taxes	2,215	2,608

Provision for income taxes	853	991

Net income	$1,362	$1,617

Basic net income per share	$0.05	$0.06

Diluted net income per share	$0.05	$0.06

Weighted average shares used in computation of earnings per share:
Basic	29,012,733	27,975,278

Diluted	29,352,350	29,008,312

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Accumulated
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 2, 2008	29,003	$69,297	$464	$84,841	$154,602
Common shares issued including tax benefit of $50	304	451	—	—	451
Stock-based compensation expense	—	991	—	—	991
Unrealized losses, net	—	—	(303)	—	(303)
Net income	—	—	—	1,362	1,362
Balance at May 3, 2008	29,307	$70,739	$161	$86,203	$157,103

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$1,362	$1,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,397	3,220
Deferred tax expense	(1,951)	(682)
Stock-based compensation expense	991	807
Loss on disposal of assets	23	11
Excess tax benefit from stock options	(50)	(7,247)
Changes in operating assets and liabilities:
Receivables	(1,540)	102
Inventory	(9,933)	(6,331)
Prepaid expenses and other	(375)	(10)
Trade accounts payable	14,097	2,469
Accrued payroll and payroll taxes	(1,325)	(1,034)
Income taxes payable	1,124	(5,210)
Other accrued liabilities	(1,154)	(338)
Deferred rent and tenant allowances	2,666	2,222
Net cash provided by (used in) operating activities	8,332	(10,404)

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(9,372)	(8,771)
Purchases of marketable securities	(34,100)	(24,876)
Sales and maturities of marketable securities	37,750	36,506
Net cash provided by (used in) investing activities	(5,722)	2,859

Cash flows from financing activities:
Change in book overdraft	(7,384)	(3,327)
Proceeds from exercise of stock options	401	1,291
Excess tax benefit from stock options	50	7,247
Net cash provided by (used in) financing activities	(6,933)	5,211

Net decrease in cash and cash equivalents	(4,323)	(2,334)
Cash and cash equivalents, beginning of period	11,945	8,161
Cash and cash equivalents, end of period	$7,622	$5,827

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$9	$1
Cash paid during the period for income taxes	1,682	7,020

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of May 3, 2008, the condensed consolidated statements of operations for the three months ended May 3, 2008 and May 5, 2007, the condensed consolidated statement of changes in shareholders’ equity for the three months ended May 3, 2008 and the condensed consolidated statements of cash flows for the three months ended May 3, 2008 and May 5, 2007.

The financial data at February 2, 2008 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008, and should be read in conjunction with the audited financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full year.

Principles of Consolidation—The unaudited  condensed consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC, (collectively, “the Company”).  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets.  Actual results could differ from those estimates.  The results of operations for the three months ending May 3, 2008 are not necessarily indicative of the results that might be expected for fiscal 2008.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 25, 2008.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of May 3, 2008, the Company operated 306 stores primarily located in shopping malls, giving the Company a presence in 28 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2007” was the 52-week period ended February 2, 2008.  The first three months of fiscal 2008 was the 13-week period ended May 3, 2008.  The first three months of fiscal 2007 was the 13-week period ended May 5, 2007.  “Fiscal 2008” is the 52-week period ending January 31, 2009.

Revision to Previously Issued Statements of Cash Flows— Prior to the second quarter of fiscal 2007 the Company classified tenant allowances received from landlords as a reduction of leasehold improvements and equipment in the cash flows from investing activities section of the statements of cash flows.  The appropriate classification is to include tenant allowances in deferred rent, which is included in net cash provided by or used in operating activities.  For the three months ended May 5, 2007, we have corrected the classification of tenant allowances in the statement of cash flows.  The effect of this adjustment is to decrease cash provided by investing activities by $2.6 million and to decrease net cash flow used in operating activities by $2.6 million.  There was no impact on the net increase in cash and cash equivalents on the statement of cash flows.

In addition, for the three months ended May 5, 2007, we have corrected the classification of changes in income tax receivable from changes in receivables to changes in income tax payable of $5.9 million to conform with the three months ended May 3, 2008 and fiscal 2007 presentations.  There was no impact on cash used in operations for the three months ended May 5, 2007 or on the net decrease in cash and cash equivalents on the statements of cash flows.  The Company has determined these adjustments are not material to the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Form 10-K filed on March 25, 2008.  Presented below in this note and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in that annual report.

Marketable Securities—At May 3, 2008, marketable securities, classified as available for sale, were $60.6 million and consisted primarily of municipal and U.S. agency debt instruments with original maturities over 90 days.  As of May 3, 2008, we had $2 million invested in auction rate securities, which are classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.  We reduced our holdings of auction rate securities during 2007 through the auction process.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  We generally invested in these securities for short periods of time as part of our cash management program.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves.  These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose credit ratings are under review.  If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments.  Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary.  Any temporary decline, if sustained, would be recognized in other comprehensive income.  It is possible that declines in fair value may occur.  We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of the investments.  If the current market conditions deteriorate further, the Company may be required to record unrealized losses in other comprehensive income or impairment charges in fiscal 2008.

Receivables— At May 3, 2008 and February 2, 2008 the Company receivables included the following:

	May 3, 2008	February 2, 2008
Tenant allowances receivable	$2,489	$1,334
Credit cards receivable	2,234	2,108
Interest receivable	704	557
Vendor credits	368	212
Employee receivables	204	257
Other receivables	316	307
	$6,315	$4,775

The Company does not extend credit to its customers except through independent third-party credit cards.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated net realizable value and could result in a fluctuation in gross profit.  Historically, any additional write-downs have not been significant to the Company.  We have reserved for inventory as of May 3, 2008 and February 2, 2008 in the amounts of approximately $1.8 million and $3.0 million, respectively.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.  These reserves are evaluated quarterly.  The inventory related to these reserves is not marked up in subsequent periods.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instrument” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At May 3, 2008 and February 2, 2008, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.  Contractual maturities of investments underlying our available-for-sale securities at May 3, 2008 included $2.0 million in auction rate securities.  Based on current market conditions, auctions related to these securities may be unsuccessful at the scheduled auctions in fiscal 2009.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

Cost of Goods Sold—Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.  In the three month period ended May 5, 2007, the Company previously reported shipping costs on internet sales in selling, general and administrative expense.  During the quarter ended May 5, 2007, the Company reclassified approximately $94,000 of this expense to costs of goods sold.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three month periods ended May 3, 2008 and May 5, 2007.

	For the Three Months Ended
	May 3, 2008	May 5, 2007
Dividend yield	—%	—%
Volatility rate	55.20%	52.70%
Average expected life (in years):
Expected lives-Eight years	—	6.38
Expected lives-Five years	6.50	6.00
Expected lives-Four years	6.25	—
Average risk-free interest rate:	2.78%	4.43%

The following table summarizes the Company’s stock option activity for the three months ended May 3, 2008 (in thousands except weighted-average exercise price):

	Stock Options	Weighted- Average Exercise Price
Outstanding at February 2, 2008	1,958	$16.29
Granted year to date	155	$14.17
Exercised year to date	(16)	$3.87
Forfeited year to date	(9)	$30.73
Outstanding at May 3, 2008	2,088	$16.43
Exercisable at May 3, 2008	645	$9.28

During the three month period ended May 3, 2008, the Company granted 155,000 stock options with a Black-Scholes weighted average fair value of $7.83 and an exercise price of $14.17.  In connection with these grants, the Company recognized approximately $81,000 of stock-based compensation expense.

The following table summarizes the Company’s restricted stock activity for the three months ended May 3, 2008 (in thousands except weighted-average exercise price):

	Restricted Stock	Grant Date Weighted Average Fair Value
Outstanding at February 2, 2008	16	$37.19
Granted year to date	252	$14.06
Exercised year to date	—	$—
Forfeited year to date	—	$—
Outstanding at May 3, 2008	268	$15.44
Exercisable at May 3, 2008	—	$—

During the three month period ended May 3, 2008, the Company granted 252,150 shares of restricted stock to employees with a weighted average fair market value on the date of grant of $14.06 per share.  In connection with these grants, the Company recognized approximately $108,000 in stock-based compensation expense during the three month period ended May 3, 2008.  There were 20,000 shares of performance-based restricted stock included in the calculation of stock-based compensation expense for the three months ended May 3, 2008.

During the first quarter of 2008, the Company issued 40,000 shares of performance-based restricted stock that will vest between 0% and 100% based upon a predetermined earnings milestone.

The Company recorded approximately $1.0 million of total stock-based compensation expense for the three month period ended May 3, 2008, of which approximately $0.2 million was attributable to the Board of Directors.  The Company recorded approximately $0.8 million of stock-based compensation for the three month period ended May 5, 2007, of which approximately $0.1 million was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.  For the three-month periods ended May 3, 2008 and May 5, 2007, the Company recorded approximately $41,000 in each three-month period in stock-based compensation expense pursuant to APB 25.  At May 3, 2008 and February 2, 2008, there was approximately $11.2 million and $9.2 million, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.3 million and $0.5 million, respectively, was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.  The Company accounts for unvested stock-based employee compensation arrangements granted prior to its initial public offering on the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations.

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2007 fiscal year or for the three months ended May 3, 2008.

Recent accounting pronouncements—

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No.  FAS 157-2, which delays the effective date of SFAS No.157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115, which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date.  The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company has not elected the fair value option for eligible items that existed as of February 3, 2008.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No, 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our condensed consolidated financial statements.  SFAS No. 141R is effective for the Company’s fiscal year ending January 30, 2010.  We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will evaluate the impact, if any, that the adoption of SFAS No. 160 could have on our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three month periods ended May 3, 2008 and May 5, 2007 (in thousands) are as follows:

	For the Three Months Ended
	May 3, 2008	May 5, 2007
Base Rent Expense	$7,030	$5,704
Contingent and Other Rent Expense	4,453	3,620
Total Rent Expense	$11,483	$9,324

Litigation— On December 10, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  A substantially similar complaint was filed in the same court on December 14, 2007.  These cases, which were subsequently consolidated, purported to be brought on behalf of a class of purchasers of the Company’s stock during the period March 14, 2007 to November 7, 2007.  Plaintiffs filed a consolidated amended complaint on May 5, 2008, extending the class period to January 4, 2008, and alleging that the defendants violated the federal securities laws during this period of time by, among other things, making misrepresentations about the Company’s projected financial results in order to artificially inflate the Company’s stock price.  Plaintiffs are seeking compensatory damages in an unspecified amount, interest, and an award of attorneys’ fees and costs.

In addition, on December 20, 2007, a shareholder derivative action was filed in the Superior Court of the State of Washington (Snohomish County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current directors and current and former officers.  The Company was named as a nominal defendant.  The derivative complaint is based on the same allegations of fact as in the securities class action, and claims that the defendant directors and officers breached fiduciary duties, abused their control, engaged in gross mismanagement, wasted corporate assets, unjustly enriched themselves, and engaged in insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company.  However, the Company may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant directors and officers.  Under the terms of its corporate bylaws and related indemnity agreements, the Company is obligated to indemnify all current and former officers and directors involved in civil, criminal, or investigative matters, in connection with their service. The Company is also obligated to advance fees and expenses, but only if the involved officer or director acted in “good faith.”  There is no limit on the indemnification payments the Company could be required to make under these provisions. The Company did not record a liability for these indemnification obligations based on the fact that they are employment related costs.  At this time, the Company does not believe that any potential fees or expense arising from officer and director indemnification will be material.

On April 28, 2008, Zumiez moved to dismiss the derivative complaint for failure to make a demand.  Plaintiffs have until June 27, 2008 to respond.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

A former employee has commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that the Company failed to pay all overtime wages owing to him and other employees, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203.  Plaintiff recently filed a first amended complaint which adds an additional claim that employees under age 18 worked more hours than permitted by the Labor Code; the first amended complaint also seeks to recover penalties under the Private Attorney General Act for alleged violation of various Labor Code sections.  The suit was filed as a putative class action, but no motion requesting certification of the case as a class action has been filed.  The Company is investigating this matter and preparing to respond to the allegations of the first amended complaint.  No trial date has been set.  At this early stage of the case, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

Insurance Reserves— The Company is responsible for medical insurance claims up to a specified aggregate amount.  The Company maintains a reserve for estimated medical insurance claims based on historical claims experience and other estimated assumptions.

4. Fair Value Measurements— Effective February 3, 2008 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements under SFAS 157 is as follows:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities;

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

The following table summarizes assets measured at fair value on a recurring basis at May 3, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities	$58,565	$—	$2,000

The $2.0 million in Level 3 marketable securities represents two $1.0 million auction rate securities.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  The interest rate of this security reset to a rate of 6.55%.  Subsequent to May 3, 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rate of this security was reset to 3.20%.  The next scheduled auction for these securities is in fiscal 2009.  Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method that includes market and income approaches during the first quarter of fiscal 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at February 3, 2008.

The Company has reviewed both securities for impairment and has concluded that no impairment exists as of May 3, 2008.  These securities have been reclassified from “current” assets to “long-term” assets as of May 3, 2008.

The following table presents the changes in the Level 3 fair-value category for the three months ended May 3, 2008.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	February 2, 2008	Transfers in and/or out of Level 3	May 3, 2008
	(in thousands)
Marketable securities	$—	$2,000	$2,000

5. Net Income Per Share, Basic and Diluted— Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock and employee stock purchase plan share equivalents.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total common stock options not included in the calculation of diluted earnings per share were 895,975 for the three months ended May 3, 2008.  There were no potentially anti-dilutive shares of common stock for the three-month period ended May 5, 2007.  There were 158,759 non-vested restricted shares included in the calculation of diluted earnings per share as of May 3, 2008.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended
	May 3, 2008	May 5, 2007
Net income	$1,362	$1,617
Weighted average common shares for basic net income per share	29,012,733	27,975,278
Dilutive effect of stock options and restricted stock	339,617	1,033,034
Weighted average common shares for diluted net income per share	29,352,350	29,008,312
Basic net income per share	$0.05	$0.06
Diluted net income per share	$0.05	$0.06

6. Goodwill— In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.”  As of May 3, 2008, the Company had $250,000 of restricted cash held in escrow that was payable to Action Concepts Fast Forward, Ltd.  This was accounted for as an addition to goodwill resulting in an increase in the total purchase price of the acquisition.  The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 25, 2008 and in this Form 10-Q.

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

General

Net sales constitute gross sales net of estimated returns.  Net sales include our in-store sales and our internet sales and, accordingly, information in this quarterly report with respect to comparable store sales includes internet sales.  Our internet sales are and have historically been approximately 1% of total sales.  Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.

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

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, internet shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.

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

Accounting for Income Taxes.  As part of the process of preparing the condensed consolidated financial statements, income taxes are estimated for each of the jurisdictions in which we operate.  This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the balance sheet.  The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets.  To the extent that future recovery is not likely, a valuation allowance would be established.  To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of May 3, 2008.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Cost of goods sold	68.8	68.4
Gross profit	31.2	31.6
Selling, general and administrative expenses	29.1	28.4
Operating profit	2.1	3.2
Interest income, net	0.7	0.6
Earnings before income taxes	2.8	3.8
Provision for income taxes	1.1	1.4
Net Income	1.7%	2.4%

Three Months (13 weeks) Ended May 3, 2008 Compared With Three Months (13 weeks) Ended May 5, 2007

Net Sales

Net sales increased to $78.7 million for the three months ended May 3, 2008 from $68.8 million for the three months ended May 5, 2007, an increase of $9.9 million, or 14.4%.

Comparable store net sales decreased by 0.8% for the three months ended May 3, 2008 compared to the three months ended May 5, 2007.  The decrease in comparable stores net sales was primarily due to lower net sales of men’s apparel, snow hardgoods and juniors apparel partially offset by higher net sales of skate hardgoods.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from non-comparable stores of approximately $10.2 million.  The increase in non-comparable store net sales was primarily due to the opening of 52 new stores subsequent to May 5, 2007.

Gross Profit

Gross profit for the three months ended May 3, 2008 was $24.6 million compared with $21.7 million for the three months ended May 5, 2007, an increase of approximately $2.9 million, or 13.1%.  As a percentage of net sales, gross margin decreased to 31.2% for the three months ended May 3, 2008 from 31.6% for the three months ended May 5, 2007.  The reduction in gross margin as a percent of net sales was driven by occupancy cost growth outpacing revenue growth, partially offset by a higher average unit retail price and lower stock based compensation expense included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A” expenses in the three months ended May 3, 2008 were $22.9 million compared with $19.5 million in the three months ended May 5, 2007, an increase of $3.4 million, or 17.4%.  This increase was primarily the result of costs associated with operating new stores and to a lesser extent increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses increased to 29.1% in the three months ended May 3, 2008 from 28.4% in the three months ended May 5, 2007.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to the increase in store payroll and payroll related costs, additional depreciation on new stores and administrative support for new store growth.

Operating Profit

As a result of the above factors, operating profit was $1.6 million in the three months ended May 3, 2008 compared with $2.2 million in the three months ended May 5, 2007, a decrease of $0.6 million or 25.5%.  As a percentage of net sales, operating profit was 2.1% in the three months ended May 3, 2008 compared with 3.2% in the three months ended May 5, 2007.

Provision for Income Taxes

Provision for income taxes was $0.9 million for the three months ended May 3, 2008 compared with $1.0 million for the three months ended May 5, 2007.  Our income tax rate was relatively consistent for both referenced periods.

Net Income

Net income was $1.4 million in the three months ended May 3, 2008 compared to $1.6 million in the three months ended May 5, 2007, a decrease of $0.2 million, or 15.8%.  As a percentage of net sales, net income was 1.7% in the three months ended May 3, 2008 compared with 2.4% in the three months ended May 5, 2007.

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

As of May 3, 2008, we held two Auction Rate Securities totaling $2.0 million or 3.3% of our investment portfolio.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  Subsequent to May 3, 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rates for these securities reset to a prescribed “failure” rate of 6.55% and 3.20%, respectively.  We currently do not intend to hold these securities beyond their next auction date and will try to sell these securities when their auction dates come up in March 2009 and May 2009, respectively.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2009 and May 2009 auctions fail, we plan to hold these securities until the next auction date and the securities coupon rate will reset to a prescribed “failure” rate.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.  These securities have been reclassified from “current” to “long term” assets on our condensed consolidated balance sheet as of May 3, 2008.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2008, we expect to spend approximately $33.0 to $35.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 57 total new stores we plan to open in fiscal 2008, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the number of stores that we actually open in fiscal 2008 will not be different from the number of stores we plan to open, or that actual fiscal 2008 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities for the three months ended May 3, 2008 was approximately $8.3 million primarily related to an increase in trade accounts payable and deferred rent, partially offset by an increase in inventory.  For the three months ended May 5, 2007 net cash used by operations of $10.4 million was primarily related to an increase in inventory and a decrease in income taxes payable, partially offset by an increase in trade accounts payable.

Net cash used in investing activities was $5.7 million for the three months ended May 3, 2008, related to $9.4 million of capital expenditures for new store openings and existing store renovations partially offset by the $3.7 million in net sales of marketable securities.  Net cash provided by investing activities was $2.9 million for the three months ended May 5, 2007, related to $11.6 million in net sales of marketable securities partially offset by $8.7 million of capital expenditures for new store openings and existing store renovations.

Net cash used in financing activities for the three months ended May 3, 2008 was $6.9 million related to the payment of book overdrafts partially offset by proceeds received from exercise of stock options and the related tax benefit.  Net cash provided by financing activities were $5.2 million for the three months ended May 5, 2007, related to proceeds received from exercise of stock options and the related tax benefit, partially offset by the payment of book overdrafts.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at May 3, 2008 or February 2, 2008.  The Company had open letters of credit outstanding under our secured revolving credit facility of $0.7 million at May 3, 2008 and approximately $0.5 million at February 2, 2008.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (5.00% at May 3, 2008) minus 0.50% or the LIBOR rate (3.08% at May 3, 2008), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at May 3, 2008.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 3, 2008.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at May 3, 2008:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$241.8	$22.6	$59.9	$55.6	$103.7
Purchase Obligations	104.7	104.7	—	—	—
Letters of Credit	0.7	0.7	—	—	—
	$347.2	$128.0	$59.9	$55.6	$103.7

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes, unless guaranteed in the lease agreement.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $11.5 million and $9.3 million for the three months ended May 3, 2008 and May 5, 2007, respectively.

At May 3, 2008, we had outstanding purchase orders to acquire merchandise from vendors of approximately $104.7 million.  We have an option to cancel these commitments with no notice prior to shipment.  At May 3, 2008, we had approximately $0.7 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of May 3, 2008 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At May 3, 2008, we had outstanding purchase orders to acquire merchandise from vendors for approximately $104.7 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment.  At May 3, 2008, we had $0.7 million of letters of credit outstanding under our secured revolving credit facility.  At May 3, 2008, we were committed to property owners for operation lease obligations in the amount of $241.8 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $11.5 million and $9.3 million for the three months ended May 3, 2008 and May 5, 2007, respectively, and $22.2 million, $31.9 million and $43.5 million for fiscal 2005, 2006, and 2007 respectively.  As of May 3, 2008, we were a party to operating leases requiring future minimum lease payments aggregating approximately $138.1 million through fiscal year 2012 and approximately $103.7 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges and other costs, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

Our substantial operating lease obligations could have significant negative consequences, including

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

Sales from private label merchandise accounted for 15.4% of our net sales in fiscal year 2007.  We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales.  Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

The trading price of our investment in marketable securities may fluctuate

We invest our excess cash in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with very minimal default rates.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  We reduced our holdings of auction rate securities during 2007 through the auction process.  As of May 3, 2008, we had $2 million invested in auction rate securities, which are classified as long-term marketable securities on our condensed consolidated balance sheet.  If market liquidity issues continue, we may have impairment charges on these investments.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At May 3, 2008, we had no borrowings outstanding under our secured revolving credit facility.  At May 3, 2008, we had $0.7 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2008, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved from time to time in litigation incidental to our business.  The Company is unable to predict the outcome of litigated cases.  A court determination in any of litigation actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

See Note 3 to the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A.  Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 2, 2008.  There have been no material changes in the risk factors set forth in our Annual Report on From 10-K for the year ended February 2, 2008.

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

Dated: May 30, 2008