Form 10-Q
period 2008-08-02
Zumiez Inc
filed 2008-08-28
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2008

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

Number of shares of Common Stock outstanding as of August 28, 2008 was 29,399,608 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 2, 2008	February 2, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,075	$11,945
Marketable securities	58,516	64,587
Receivables	8,276	4,775
Inventory	72,080	48,721
Prepaid expenses and other	5,655	4,440
Deferred tax assets	3,267	1,089
Total current assets	155,869	135,557

Leasehold improvements and equipment, net	75,994	65,937
Goodwill	13,154	13,154
Marketable securities - long-term	1,847	—
Deferred tax assets	1,655	1,447
Total long-term assets	92,650	80,538

Total assets	$248,519	$216,095

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$44,594	$19,672
Book overdraft	2,201	7,384
Accrued payroll and payroll taxes	3,495	5,097
Income taxes payable	2,730	47
Current portion of deferred rent and tenant allowances	2,631	2,136
Other accrued liabilities	8,673	9,060
Total current liabilities	64,324	43,396

Long-term deferred rent and tenant allowances, less current portion	22,657	18,097
Total liabilities	86,981	61,493
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding
Common stock, no par value, 100,000,000 shares authorized; 29,399,608 shares issued and outstanding at August 2, 2008, 29,002,852 shares issued and outstanding at February 2, 2008	72,544	69,297
Accumulated other comprehensive income	64	464
Retained earnings	88,930	84,841
Total shareholders’ equity	161,538	154,602

Total liabilities and shareholders’ equity	$248,519	$216,095

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$92,258	$81,974	$170,960	$150,765
Cost of goods sold	62,155	53,783	116,297	100,853
Gross profit	30,103	28,191	54,663	49,912

Selling, general and administrative expenses	26,191	23,489	49,125	43,027
Operating profit	3,912	4,702	5,538	6,885

Interest income, net	495	327	1,084	753
Other expense	—	—	—	(1)
Earnings before income taxes	4,407	5,029	6,622	7,637

Provision for income taxes	1,680	1,911	2,533	2,902

Net income	$2,727	$3,118	$4,089	$4,735

Basic net income per share	$0.09	$0.11	$0.14	$0.17

Diluted net income per share	$0.09	$0.11	$0.14	$0.16

Weighted average shares used in computation of earnings per share:
Basic	29,072,536	28,540,326	29,042,861	28,478,125

Diluted	29,378,589	29,186,270	29,374,015	29,094,234

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Accumulated
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 2, 2008	29,003	$69,297	$464	$84,841	$154,602
Common stock issued including tax benefit of $509	397	1,118	—	—	1,118
Stock-based compensation expense	—	2,129	—	—	2,129
Unrealized losses, net	—	—	(400)	—	(400)
Net income				4,089	4,089
Balance at August 2, 2008	29,400	$72,544	$64	$88,930	$161,538

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$4,089	$4,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,170	6,764
Deferred tax expense	(2,424)	(1,623)
Stock-based compensation expense	2,129	2,174
Loss on disposal of assets	138	100
Excess tax benefit from stock options	(509)	(11,410)
Changes in operating assets and liabilities:
Receivables	(3,501)	(683)
Inventory	(23,359)	(19,646)
Prepaid expenses and other	(1,215)	(864)
Trade accounts payable	24,922	14,241
Accrued payroll and payroll taxes	(1,602)	(1,466)
Income taxes payable	3,192	(2,666)
Other accrued liabilities	(387)	(241)
Deferred rent and tenant allowances	5,055	3,841
Net cash provided by (used in) operating activities	15,698	(6,744)

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(19,006)	(19,135)
Purchases of marketable securities	(51,722)	(37,854)
Sales and maturities of marketable securities	55,225	54,296
Net cash used in investing activities	(15,503)	(2,693)

Cash flows from financing activities:
Change in book overdraft	(5,183)	(6,083)
Proceeds from exercise of stock options	609	2,088
Excess tax benefit from stock options	509	11,410
Net cash provided by (used in) financing activities	(4,065)	7,415

Net decrease in cash and cash equivalents	(3,870)	(2,022)
Cash and cash equivalents, beginning of period	11,945	8,161
Cash and cash equivalents, end of period	$8,075	$6,139

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$9	$1
Cash paid during the period for income taxes	1,768	7,320
Non-cash investing activities - acquisition costs in other accrued liabilities	—	250

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of August 2, 2008, the condensed consolidated statements of operations for the three and six months ended August 2, 2008 and August 4, 2007, the condensed consolidated statement of changes in shareholders’ equity for the six months ended August 2, 2008 and the condensed consolidated statements of cash flows for the six months ended August 2, 2008 and August 4, 2007.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates and the expected useful lives of fixed assets.  Actual results could differ from those estimates.  The results of operations for the three and six months ended August 2, 2008 are not necessarily indicative of the results that might be expected for fiscal 2008.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 25, 2008.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of August 2, 2008, the Company operated 324 stores primarily located in shopping malls, giving the Company a presence in 28 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2007” was the 52-week period ended February 2, 2008.  The first six months of fiscal 2008 was the 26-week period ended August 2, 2008.  The first six months of fiscal 2007 was the 26-week period ended August 4, 2007.  “Fiscal 2008” is the 52-week period ending January 31, 2009.

Revision to Previously Issued Statements of Cash Flows— For the six months ended August 4, 2007, we have corrected the classification of changes in income tax receivable from changes in receivables to changes in income tax payable of $7.5 million to conform with the six months ended August 2, 2008 and fiscal 2007 presentations.  There was no impact on cash used in operations for the six months ended August 4, 2007 or on the net decrease in cash and cash equivalents on the statements of cash flows.  The Company has determined these adjustments are not material to the condensed consolidated financial statements.

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

Marketable Securities—At August 2, 2008, marketable securities, classified as available for sale, were $60.4 million and consisted primarily of municipal and U.S. agency debt instruments with original maturities over 90 days.  As of August 2, 2008, we had $1.8 million invested, net of impairment charge of $0.2 million, in auction rate securities, which are classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.  We reduced our holdings of auction rate securities during 2007 through the auction process.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  Historically, we have invested in these securities for short periods of time as part of our cash management program.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves.  These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose current credit rating is AA.  Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary.  It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in other comprehensive loss.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investments.

Receivables— At August 2, 2008 and February 2, 2008 the Company receivables included the following:

	August 2, 2008	February 2, 2008
Tenant allowances receivable	$3,372	$1,334
Credit cards receivable	3,459	2,108
Interest receivable	535	557
Vendor credits	525	212
Employee receivables	197	257
Other receivables	188	307
	$8,276	$4,775

The Company does not extend credit to its customers except through independent third-party credit cards.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated net realizable value and could result in a fluctuation in gross profit.  Historically, any additional write-downs have not been significant to the Company.  We have reserved for inventory as of August 2, 2008 and February 2, 2008 in the amounts of approximately $2.7 million and $3.0 million, respectively.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.

These reserve amounts are evaluated quarterly.  The inventory related to these reserves is not marked up in subsequent periods.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At August 2, 2008 and February 2, 2008, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.  Contractual maturities of investments underlying our available-for-sale securities at August 2, 2008 included $1.8 million in auction rate securities, net of $0.2 million impairment.  Based on current market conditions, auctions related to these securities may be unsuccessful at the scheduled auctions in fiscal 2009.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

Cost of Goods Sold—Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, internet shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.  In the six month period ended August 4, 2007, the Company previously reported shipping costs on internet sales in selling, general and administrative expense.  During the three and six months ended August 4, 2007, the Company reclassified approximately $94,000 and $176,000, respectively, of this expense to cost of goods sold.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six month periods ended August 2, 2008.

For the Six Months Ended
August 2, 2008
Dividend yield	—%
Volatility rate	55.20%
Average expected life (in years):
Expected lives-Five years	6.50
Expected lives-Four years	6.25
Average risk-free interest rate:	2.78%

The following table summarizes the Company’s stock option activity for the six months ended August 2, 2008 (in thousands except weighted-average exercise price):

	Stock Options	Weighted- Average Exercise Price
Outstanding at February 2, 2008	1,958	$16.29
Granted year to date	155	$14.17
Exercised year to date	(79)	$3.45
Forfeited year to date	(54)	$32.73
Outstanding at August 2, 2008	1,980	$18.26
Exercisable at August 2, 2008	684	$10.33

During the six months ended August 2, 2008, the Company granted 155,000 stock options with a Black-Scholes weighted average fair value of $7.83 and an exercise price of $14.17.  In connection with these grants, the Company recognized approximately $222,000 of stock-based compensation expense for the six months ended August 2, 2008.

The following table summarizes the Company’s restricted stock activity for the six months ended August 2, 2008 (in thousands except weighted-average exercise price):

	Restricted Stock	Grant Date Weighted Average Fair Value
Outstanding at February 2, 2008	16	$37.19
Granted year to date	285	$14.33
Vested year to date	(3)	$38.19
Forfeited year to date	(3)	$14.00
Outstanding at August 2, 2008	295	$16.37

During the six months ended August 2, 2008, the Company granted approximately 285,000 shares of restricted stock with a weighted average fair market value on the date of grant of $14.33 per share.  In connection with these grants, the Company recognized approximately $325,000 in stock-based compensation expense during the six months ended August 2, 2008.  There were 10,000 shares of performance-based restricted stock included in the calculation of stock-based compensation expense for the six months ended August 2, 2008.

During the six months ended August 2, 2008, the Company issued 40,000 shares of performance-based restricted stock that will vest between 0% and 100% based upon a predetermined earnings milestone.  If performance-based milestones are not met, the restricted stock will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The Company recorded approximately $1.2 million and $2.1 million of total stock-based compensation expense for the three and six months ended August 2, 2008, of which approximately $0.1 million and $0.3 million, respectively, was attributable to the Board of Directors.  The Company recorded approximately $1.4 million and $2.2 million of stock-based compensation for the three and six months ended August 4, 2007, of which approximately $0.4 million and $0.5 million, respectively, was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.  For the six months ended August 2, 2008 and August 4, 2007, the Company recorded approximately $40,000 and $80,000, respectively, in stock-based compensation expense pursuant to APB 25.  At August 2, 2008 and February 2, 2008, there was approximately $10.3 million and $9.2 million, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.4 million and $0.5 million, respectively, was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.  The Company accounts for unvested stock-based employee compensation arrangements granted prior to its initial public offering on the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations.

Goodwill — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2007 fiscal year or for the six months ended August 2, 2008.

Recent accounting pronouncements—

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No.  SFAS 157-2, which delays the effective date of SFAS No.157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No, 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not permitted.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  This statement will not have an impact on the Company’s condensed consolidated financial statements.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three and six month periods ended August 2, 2008 and August 4, 2007 (in thousands) are as follows:

	For the Three Months Ended		For the Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Store base rent expense	$7,308	$5,708	$14,095	$11,169
Other base rent expense	243	244	486	487
Total base rent expense	7,551	5,952	14,581	11,656
Contingent and other rent expense	4,915	4,231	9,368	7,851
Total rent expense	$12,466	$10,183	$23,949	$19,507

Litigation— On December 10, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers.  The complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended, and Rule 10b-5.   A substantially similar complaint was filed in the same court on December 14, 2007.  These cases, which were subsequently consolidated, purported to be brought on behalf of a class of purchasers of the Company’s stock during the period March 14, 2007 to November 7, 2007.  Plaintiffs filed a consolidated amended complaint on May 5, 2008, extending the class period to January 4, 2008, and alleging that the defendants violated the federal securities laws during this period of time by, among other things, making misrepresentations about the Company’s projected financial results in order to artificially inflate the Company’s stock price.  Plaintiffs are seeking compensatory damages in an unspecified amount, interest, and an award of attorneys’ fees and costs.

On July 21, 2008, defendants filed a motion to dismiss the amended complaint.  Plaintiffs have until September 19, 2008 to oppose that motion, and defendants reply is due on or before October 20, 2008.

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

On April 28, 2008, Zumiez moved to dismiss the derivative complaint for failure to make a demand on Zumiez’s Board of Directors.  Plaintiff filed his response on June 27, 2008.  Before Zumiez was to file its reply, it agreed with the plaintiff to stay the derivative action pending the outcome of the motion to dismiss in the federal securities action.  On August 3, 2008 the court overseeing the derivative litigation approved the stay.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court) alleging that the Company failed to pay all overtime wages owing to him and other employees, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203.  On April 28, 2008, plaintiff filed a first amended complaint which adds an additional claim that employees under age 18 worked more hours than permitted by the Labor Code; the first amended complaint also seeks to recover penalties under the Private Attorney General Act for alleged violation of various Labor Code sections.  The company filed an answer to the first amended complaint on May 20, 2008, denying the allegations of the complaint and asserting affirmative defenses.  The parties are engaged in discovery.  The suit was filed as a putative class action, but no motion requesting certification of the case as a class action has been filed.  No trial date has been set.  At this early stage of the case, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

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

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

The following table summarizes assets measured at fair value on a recurring basis at August 2, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities	$—	$58,516	$1,847

The $1.8 million in Level 3 marketable securities represents two $1.0 million auction rate securities net of impairment charge of $0.2 million.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  The interest rate of this security reset to a tax-free rate of 6.55%.  In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rate of this security was reset to a tax-free rate of 3.20%.  The next scheduled auction for these securities is in fiscal 2009.  Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method based on numerous assumptions including assessments of the underlying structure of each security, expected cash flows, credit ratings, liquidity and other relevant factors during the first quarter of fiscal 2008.

Accordingly, these securities are classified as Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at February 3, 2008.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.2 million to accumulated other comprehensive loss in the condensed consolidated balance sheet as of August 2, 2008.  The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate securities until liquidity returns to the market.  If it is later determined that the fair value of these securities is other-than-temporarily impaired, the Company will record a loss in the consolidated statement of operations.  Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed consolidated balance sheet as of August 2, 2008.

The $58.5 million in Level 2 marketable securities includes corporate and municipal bonds traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The following table presents the changes in the Level 3 fair-value category for the six months ended August 2, 2008.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	February 2,	Transfers in and/or (out) of	Total unrealized loss included in Accumlated Comprehensive	August 2,
	2008	Level 3	Loss	2008
	(in thousands)
Marketable securities	$—	$2,000	$(153)	$1,847

5. Net Income Per Share, Basic and Diluted— Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock and employee stock purchase plan share equivalents.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total common stock options not included in the calculation of diluted earnings per share were 861,712 and 5,000 for the three and six months ended August 2, 2008 and August 4, 2007, respectively.  There were 251,024 and 207,825 of non-vested restricted shares included in the calculation of diluted earnings per share for the three and six months ended August 2, 2008, respectively.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$2,727	$3,118	$4,089	$4,735
Weighted average common shares for basic net income per share	29,072,536	28,540,326	29,042,861	28,478,125
Dilutive effect of stock options and restricted stock	306,053	645,944	331,154	616,109
Weighted average common shares for diluted net income per share	29,378,589	29,186,270	29,374,015	29,094,234
Basic net income per share	$0.09	$0.11	$0.14	$0.17
Diluted net income per share	$0.09	$0.11	$0.14	$0.16

6. Goodwill— In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.”   During the quarter ended August 2, 2008, the Company released $250,000 of restricted cash held in escrow that was payable to Action Concepts Fast Forward, Ltd.  The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

7. Related Party Transactions— The Company committed charitable contributions to Zumiez Foundation in the six months ended August 2, 2008 of approximately $43,000.  The Company committed charitable contributions to the Zumiez Foundation in the six months ended August 4, 2007 of approximately $210,000.

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

Impairment of Marketable and Non-Marketable Securities.  We periodically review our marketable securities for impairment.   If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1.  Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period.  If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our consolidated statement of operations.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of August 2, 2008.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	65.6	68.0	66.9
Gross profit	32.6	34.4	32.0	33.1
Selling, general and administrative expenses	28.4	28.7	28.7	28.5
Operating profit	4.2	5.7	3.3	4.6
Interest income, net	0.6	0.4	0.6	0.5
Earnings before income taxes	4.8	6.1	3.9	5.1
Provision for income taxes	1.8	2.3	1.5	2.0
Net Income	3.0%	3.8%	2.4%	3.1%

Three Months (13 weeks) Ended August 2, 2008 Compared With Three Months (13 weeks) Ended August 4, 2007

Net Sales

Net sales increased to $92.3 million for the three months ended August 2, 2008 from $82.0 million for the three months ended August 4, 2007, an increase of $10.3 million, or 12.5%.

Comparable store net sales decreased 1.7% for the three months ended August 2, 2008 compared to the three months ended August 4, 2007.  The decrease in comparable store net sales was primarily due to lower net sales of juniors apparel, men’s apparel, and accessories partially offset by higher net sales of footwear and skate hardgoods.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from non-comparable stores of approximately $11.7 million partially offset by a decrease in comparable store net sales of approximately $1.4 million.  The increase in non-comparable store net sales was primarily due to the opening of 58 new stores subsequent to August 4, 2007.

Gross Profit

Gross profit for the three months ended August 2, 2008 was $30.1 million compared with $28.2 million for the three months ended August 4, 2007, an increase of approximately $1.9 million, or 6.8%.  As a percentage of net sales, gross profit decreased to 32.6% for the three months ended August 2, 2008 from 34.4% for the three months ended August 4, 2007.  The reduction in gross profit as a percent of net sales was driven by store occupancy costs growing at a faster rate than sales and to a lesser extent a decline in gross margin on apparel products.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A” expenses in the three months ended August 4, 2008 were $26.2 million compared with $23.5 million in the three months ended August 4, 2007, an increase of $2.7 million, or 11.5%.  This increase was primarily the result of costs associated with operating new stores and to a lesser extent increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses decreased to 28.4% in the three months ended August 2, 2008 from 28.7% in the three months ended August 4, 2007.  The decrease in SG&A expenses as a percentage of net sales was primarily attributable to a decrease in stock-based compensation, incentive compensation and credit card fees partially offset by increased store payroll and payroll related costs, additional depreciation on new stores and administrative support for new store growth.

Operating Profit

As a result of the above factors, operating profit was $3.9 million in the three months ended August 2, 2008 compared with $4.7 million in the three months ended August 4, 2007, a decrease of $0.8 million or 16.8%.  As a percentage of net sales, operating profit was 4.2% in the three months ended August 2, 2008 compared with 5.7% in the three months ended August 4, 2007.

Provision for Income Taxes

Provision for income taxes was $1.7 million for the three months ended August 2, 2008 compared with $1.9 million for the three months ended August 4, 2007.  Our income tax rate was relatively consistent for both referenced periods.

Net Income

Net income was $2.7 million in the three months ended August 2, 2008 compared to $3.1 million in the three months ended August 4, 2007, a decrease of $0.4 million, or 12.5%.  As a percentage of net sales, net income was 3.0% in the three months ended August 2, 2008 compared with 3.8% in the three months ended August 4, 2007.

Six Months (26 weeks) Ended August 2, 2008 Compared With Six Months (26 weeks) Ended August 4, 2007

Net Sales

Net sales increased to $171.0 million for the six months ended August 2, 2008 from $150.8 million for the six months ended August 4, 2007, an increase of $20.2 million, or 13.4%.

Comparable store net sales decreased by 1.3% for the six months ended August 2, 2008 compared to the six months ended August 4, 2007.  The decrease in comparable store net sales was primarily due to lower net sales of men’s apparel, juniors apparel and accessories partially offset by higher net sales of footwear and skate hardgoods.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in non-comparable store net sales of approximately $22.2 million partially offset by a decrease in net sales from comparable stores of approximately $2.0 million.  The increase in non-comparable store net sales was primarily due to the opening of 58 new stores subsequent to August 4, 2007.

Gross Profit

Gross profit for the six months ended August 2, 2008 was $54.7 million compared with $49.9 million for the six months ended August 4, 2007, an increase of $4.8 million, or 9.5%.  As a percentage of net sales, gross profit decreased to 32.0% for the six months ended August 2, 2008 from 33.1% for the six months ended August 4, 2007.  The decline in gross profit as a percent of net sales was driven primarily by store occupancy costs growing at a faster rate than sales.

Selling, General and Administrative Expenses

Selling, general and administrative, “SG&A,” expenses for the six months ended August 2, 2008 were $49.1 million compared with $43.0 million in the six months ended August 4, 2007, an increase of $6.1 million, or 14.2%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth partially offset by a decrease in stock-based compensation and incentive compensation expenses.  As a percentage of net sales, SG&A expenses increased to 28.7% in the six months ended August 2, 2008 from 28.5% in the six months ended August 4, 2007.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to additional new store depreciation and store wages and benefits relative to the growth in net sales somewhat offset by a decrease in stock-based compensation and incentive compensation expenses.

Operating Profit

As a result of the above factors, operating profit decreased to $5.5 million for the six months ended August 2, 2008 compared with $6.9 million for the six months ended August 4, 2007 a decrease of $1.3 million, or 19.6%.  As a percentage of net sales, operating profit was 3.3% and 4.6% for the six months ended August 2, 2008 and August 4, 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $2.5 million for the six months ended August 2, 2008 compared with $2.9 million for the six months ended August 4, 2007.

Net Income

Net income decreased to $4.1 million for the six months ended August 2, 2008 from net income of $4.7 million for the six months ended August 4, 2007, a decrease of $0.6 million or 13.6%.  As a percentage of net sales, net income was 2.4% and 3.1% for the six months ended August 2, 2008 and August 4, 2007, respectively.

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

As of August 2, 2008, we held two $1.0 million Auction Rate Securities valued at $1.8 million, net of approximately $0.2 million impairment charge.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rates for these securities reset to a prescribed “failure” tax-free rate of 6.55% and 3.20%, respectively.  We currently do not intend to hold these securities beyond their next auction date and will try to sell these securities when their auction dates come up in March 2009 and May 2009.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2009 and May 2009 auctions fail, we plan to hold these securities until the next auction date and the securities coupon rate will reset to a prescribed “failure” rate.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.  These securities have been reclassified from “current” to “long term” assets on our condensed consolidated balance sheet as of August 2, 2008.

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

Net cash provided by operating activities for the six months ended August 2, 2008 was approximately $15.7 million primarily related to increased trade accounts payable, taxes payable, depreciation and deferred rent, partially offset by an increase in inventory and receivables.  Net cash used in operating activities for the six months ended August 4, 2007 was $6.7 million primarily related to an increase in inventory and receivables partially offset by an increase in trade accounts payable and an increase in depreciation.

Net cash used in investing activities was $15.5 million for the six months ended August 2, 2008, related to $19.0 million of capital expenditures for new store openings and existing store renovations partially offset by the $3.5 million in net sales of marketable securities.  Net cash used in investing activities was $2.7 million for the six months ended August 4, 2007, related to capital expenditures for new store openings and existing store renovations predominately offset by the net sales of marketable securities.

Net cash used in financing activities for the three months ended August 4, 2008 was $4.1 million related to the payment of book overdrafts somewhat offset by proceeds received from exercise of stock options and the related tax benefit.  Net cash provided by financing activities for the three months ended August 4, 2007 was $7.4 million related to proceeds received from exercise of stock options and the related tax benefit partially offset by the payment of book overdrafts.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at August 2, 2008 or February 2, 2008.  The Company had open letters of credit outstanding under our secured revolving credit facility of $3.6 million at August 2, 2008 and approximately $0.5 million at February 2, 2008.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (5.00% at August 2, 2008) minus 0.50% or the LIBOR rate (3.26% at August 2, 2008), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at August 2, 2008.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the three months ended August 2, 2008.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at August 2, 2008:

Contractual Obligations	Total	Less than 1 Year	1- 3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$265,540	$16,273	$65,255	$61,264	$122,748
Purchase Obligations	95,127	95,127	—	—	—
Letters of Credit	3,563	3,563	—	—	—
	$364,230	$114,963	$65,255	$61,264	$122,748

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes, unless guaranteed in the lease agreement.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $23.9 million and $19.5 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

At August 2, 2008, we had outstanding purchase orders to acquire merchandise from vendors of approximately $95.1 million.  We have an option to cancel these commitments with no notice prior to shipment.  At August 2, 2008, we had approximately $3.6 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of August 2, 2008 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At August 2, 2008, we had outstanding purchase orders to acquire merchandise from vendors for approximately $95.1 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment.  At August 2, 2008, we had $3.6 million of letters of credit outstanding under our secured revolving credit facility.  At August 2, 2008, we were committed to property owners for operation lease obligations in the amount of $265.5 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers.  Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high.  Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees.  If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected.  We are also dependent upon temporary personnel to adequately staff our stores and distribution center, particularly during busy periods such as the back-to-school and winter holiday seasons.  There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel.  Although our employees are not currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes.  Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages or interruptions or strikes could have a material adverse effect on our business or results of operations.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $23.9 million and $19.5 million for the six months ended August 2, 2008 and August 4, 2007, respectively, and $22.2 million, $31.9 million and $43.5 million for fiscal 2005, 2006, and 2007 respectively.  As of August 2, 2008, we were a party to operating leases requiring future minimum lease payments aggregating approximately $142.8 million through fiscal year 2012 and approximately $122.7 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges and other costs, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The trading price of our investment in marketable securities may fluctuate

We invest our excess cash in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with very minimal default rates.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  We reduced our holdings of auction rate securities during 2007 through the auction process.  As of August 2, 2008, we had $1.8 million invested in auction rate securities, which are classified as long-term marketable securities on our condensed consolidated balance sheet.  In the quarter ended August 2, 2008 we incurred an impairment charge on these investments of approximately $0.2 million.  If market liquidity issues continue, we may have additional impairment charges on these investments.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

Credit Facility Risk.  During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At August 2, 2008, we had no borrowings outstanding under our secured revolving credit facility.  At August 2, 2008, we had $3.6 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Interest Rate Risk.  We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and debt securities of corporations and municipalities.  By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  Due in part to these factors, our income from investments may decrease in the future.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2008, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 28, 2008, the following proposals were adopted by the following number of votes:

Proposal Number One:  The election of two directors to hold office until the 2011 Annual Meeting of Shareholders.  Each of the following nominees for director was elected to serve for a three-year term, by the following margins of votes:

Nominees	For	Withheld
Thomas D. Campion	27,690,811	333,195
David M. DeMattei	27,906,147	117,859

Proposal Number Two:  Ratification of selection of Moss Adams LLP, independent registered public accounting firm, reappointed by the Board of Directors to audit the consolidated financial statements of the Company for the fiscal year ending January 31, 2009:

Independent Registered Public Accountants	For	Against	Abstain
Moss Adams LLP	27,991,670	25,493	6,842

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

Dated: August 28, 2008