Form 10-Q
period 2008-11-01
Zumiez Inc
filed 2008-12-01
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

Number of shares of Common Stock outstanding as of December 1, 2008 was 29,578,967 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 1, 2008	February 2, 2008
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$9,249	$11,945
Marketable securities	56,348	64,587
Receivables	6,695	4,775
Inventory	81,847	48,721
Prepaid expenses and other	5,935	4,440
Deferred tax assets	3,390	1,089
Total current assets	163,464	135,557

Leasehold improvements and equipment, net	78,331	65,937
Goodwill and other intangibles	13,248	13,154
Marketable securities - long-term	1,694	—
Deferred tax assets	1,881	1,447
Total long-term assets	95,154	80,538

Total assets	$258,618	$216,095

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$41,912	$19,672
Book overdraft	4,047	7,384
Accrued payroll and payroll taxes	4,578	5,097
Income taxes payable	4,586	47
Current portion of deferred rent and tenant allowances	2,735	2,136
Other accrued liabilities	6,816	9,060
Total current liabilities	64,674	43,396

Long-term deferred rent and tenant allowances, less current portion	24,121	18,097
Total liabilities	88,795	61,493
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 40,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,578,967 shares issued and outstanding at November 1, 2008, 29,002,852 shares issued and outstanding at February 2, 2008	74,234	69,297
Accumulated other comprehensive (loss) income	(159)	464
Retained earnings	95,748	84,841
Total shareholders’ equity	169,823	154,602

Total liabilities and shareholders’ equity	$258,618	$216,095

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$112,245	$104,045	$283,205	$254,810
Cost of goods sold	72,982	65,537	189,279	166,390
Gross profit	39,263	38,508	93,926	88,420

Selling, general and administrative expenses	28,879	25,786	78,004	68,813
Operating profit	10,384	12,722	15,922	19,607

Interest income, net	576	420	1,660	1,173
Other income	36	2	36	1
Earnings before income taxes	10,996	13,144	17,618	20,781

Provision for income taxes	4,178	4,995	6,711	7,897

Net income	$6,818	$8,149	$10,907	$12,884

Basic net income per share	$0.23	$0.28	$0.37	$0.45

Diluted net income per share	$0.23	$0.28	$0.37	$0.44

Weighted average shares used in computation of earnings per share:
Basic	29,172,869	28,862,951	29,086,196	28,477,471

Diluted	29,373,990	29,554,774	29,394,416	29,386,951

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Accumulated
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 2, 2008	29,003	$69,297	$464	$84,841	$154,602
Common stock issued including tax benefit of $756	576	1,768	—	—	1,768
Stock-based compensation expense	—	3,169	—	—	3,169
Unrealized losses, net	—	—	(623)	—	(623)
Net income				10,907	10,907
Balance at November 1, 2008	29,579	$74,234	$(159)	$95,748	$169,823

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:
Net income	$10,907	$12,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,168	10,567
Deferred tax expense	(2,634)	(1,516)
Stock-based compensation expense	3,252	3,322
Loss on disposal of assets	155	110
Gain from sales of marketable securities, net	(36)	(2)
Excess tax benefit from stock options	(756)	(16,672)
Changes in operating assets and liabilities:
Receivables	(1,920)	(227)
Inventory	(33,126)	(25,714)
Prepaid expenses and other	(1,495)	(1,224)
Trade accounts payable	22,240	10,388
Accrued payroll and payroll taxes	(602)	(352)
Income taxes payable	5,295	2,218
Other accrued liabilities	(2,244)	(683)
Deferred rent and tenant allowances	6,623	6,282
Net cash provided by (used by) operating activities	19,827	(619)

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(26,295)	(27,245)
Purchases of marketable securities	(82,607)	(73,375)
Sales and maturities of marketable securities	87,948	86,519
Net cash used in investing activities	(20,954)	(14,101)

Cash flows from financing activities:
Change in book overdraft	(3,337)	(6,083)
Proceeds from exercise of stock options	1,012	2,890
Excess tax benefit from stock options	756	16,672
Net cash (used in) provided by financing activities	(1,569)	13,479

Net decrease in cash and cash equivalents	(2,696)	(1,241)
Cash and cash equivalents, beginning of period	11,945	8,161
Cash and cash equivalents, end of period	$9,249	$6,920

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$9	$1
Cash paid during the period for income taxes	4,115	7,324
Non-cash investing activities - acquisition costs in other accrued liabilities	—	250

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of November 1, 2008, the condensed consolidated statements of operations for the three and nine months ended November 1, 2008 and November 3, 2007, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended November 1, 2008 and the condensed consolidated statements of cash flows for the nine months ended November 1, 2008 and November 3, 2007.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, marketable securities, inventory, fixed assets, prepaid assets, goodwill and certain liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, the reserve for level three marketable securities and the expected useful lives of fixed assets.  In addition, the Company uses a number of estimates when calculating stock-based compensation.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended November 1, 2008 are not necessarily indicative of the results that might be expected for fiscal 2008.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 25, 2008.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of November 1, 2008, the Company operated 340 stores primarily located in shopping malls, giving the Company a presence in 31 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. “Fiscal 2008” is the 52-week period ending January 31, 2009.  The first nine months of fiscal 2008 was the 39-week period ended November 1, 2008.  “Fiscal 2007” was the 52-week period ended February 2, 2008.  The first nine months of fiscal 2007 was the 39-week period ended November 3, 2007.

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

Marketable Securities—At November 1, 2008, marketable securities, classified as available for sale, were $58.0 million and consisted primarily of municipal and U.S. agency debt instruments with original maturities over 90 days.  As of November 1, 2008, we had $1.7 million invested, net of impairment charge of $0.3 million, in auction rate securities, which are classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.  We reduced our holdings of auction rate securities during 2007 through the auction process.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program.  However, uncertainties in the credit markets, that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves.  These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose credit rating is Baa1.  Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary.  It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in our condensed consolidated balance sheet as “accumulated other comprehensive loss.”  If we deem these losses to be other than temporary we will realize these losses in our statement of operations.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investments.

Receivables—At November 1, 2008 and February 2, 2008 the Company receivables included the following:

	November 1, 2008	February 2, 2008
Tenant allowances receivable	$3,148	$1,334
Credit cards receivable	2,089	2,108
Interest receivable	784	557
Vendor credits	227	212
Employee receivables	185	257
Other receivables	262	307
	$6,695	$4,775

The Company does not extend credit to its customers except through independent third-party credit cards which are generally collected in several business days.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated net realizable value and could result in a fluctuation in gross profit.  Historically, any additional write-downs have not been significant to the Company.  We have reserved for inventory as of November 1, 2008 and February 2, 2008 in the amounts of approximately $1.7 million and $3.0 million, respectively.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.  The inventory related to these reserves is not marked up in subsequent periods.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At November 1, 2008 and February 2, 2008, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, excluding auction rate securities described below, approximate fair value because these financial instruments have floating interest rates, which reflect current market conditions.

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In October 2008, the FASB, issued FSP No. SFAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  “FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Contractual maturities of investments underlying our available-for-sale securities at November 1, 2008 included $1.7 million in auction rate securities, net of $0.3 million impairment.  Based on current market conditions, auctions related to these securities may be unsuccessful at the scheduled auctions in fiscal 2009.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

Cost of Goods Sold—Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, internet shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.  In the nine month period ended November 3, 2007, the Company previously reported shipping costs on internet sales in selling, general and administrative expense.  During the three and nine months ended November 3, 2007, the Company reclassified approximately $71,000 and $247,000 respectively, of this expense to cost of goods sold.

Stock Compensation—The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine month periods ended November 1, 2008 and November 3, 2007.

	For the Nine Months Ended November 1, 2008	For the Nine Months Ended November 3, 2007
Dividend yield	—%	—%
Volatility rate	55.35%	53.38%
Average expected life (in years):
Expected lives-Eight years	7.25	6.38
Expected lives-Five years	6.50	6.00
Expected lives-Four years	6.25	—
Expected live-Three years	6.00	—
Average risk-free interest rate:	2.77%	4.55%

The following table summarizes the Company’s stock option activity for the nine months ended November 1, 2008 (in thousands except weighted-average exercise price):

	Stock Options	Weighted- Average Exercise Price
Outstanding at February 2, 2008	1,958	$16.29
Granted year to date	160	$14.25
Exercised year to date	(211)	$2.46
Forfeited year to date	(96)	$27.36
Outstanding at November 1, 2008	1,811	$17.28
Exercisable at November 1, 2008	699	$11.45

During the nine months ended November 1, 2008, the Company granted 160,000 stock options with a Black-Scholes weighted average fair value of $7.89 and an exercise price of $14.25.  In connection with these grants, the Company recognized approximately $143,000 and $364,000 of stock-based compensation expense for the three and nine months ended November 1, 2008.

The following table summarizes the Company’s restricted stock activity for the nine months ended November 1, 2008 (in thousands except weighted-average exercise price):

	Restricted Stock	Grant Date Weighted Average Fair Value
Outstanding at February 2, 2008	16	$37.19
Granted year to date	333	$14.52
Vested year to date	(4)	$38.19
Forfeited year to date	(15)	$14.22
Outstanding at November 1, 2008	330	$15.34

During the nine months ended November 1, 2008, the Company granted approximately 333,000 shares of restricted stock with a weighted average fair market value on the date of grant of $14.52 per share.  In connection with these grants, the Company recognized approximately $251,000 and $560,000 in stock-based compensation expense during the three and nine months ended November 1, 2008.

During the nine months ended November 1, 2008, the Company issued 40,000 shares of performance-based restricted stock that will vest between 0% and 100% based upon a predetermined earnings milestone.  If performance-based milestones are not met, the restricted stock will not vest, in which case, any compensation expense we have recognized to date will be reversed.  The Company has made the assessment that the performance-based milestones will not be met and is therefore not recording stock-based compensation expense on these performance-based restricted stocks grants.

The Company recorded approximately $1.0 million and $3.3 million of total stock-based compensation expense for the three and nine months ended November 1, 2008, of which approximately $0.1 million and $0.4 million, respectively, was attributable to the Board of Directors.  The Company recorded approximately $1.1 million and $3.3 million of stock-based compensation for the three and nine months ended November 3, 2007, of which approximately $0.2 million and $0.7 million, respectively, was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.  Prior to January 29, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations.  Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.  For the nine months ended November 1, 2008 and November 3, 2007, the Company recorded approximately $0.1 million, respectively, in stock-based compensation expense pursuant to APB 25.  At November 1, 2008 and February 2, 2008, there was approximately $9.6 million and $9.2 million, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.3 million and $0.5 million, respectively, was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

Goodwill and Other Intangible Assets— In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2007 fiscal year or for the nine months ended November 1, 2008.

Recent accounting pronouncements—

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. SFAS 157-2.  We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our condensed consolidated financial statements.

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

In October 2008, the FASB, issued FSP No. SFAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP157-3 is effective immediately, including prior periods for which financial statements have not been issued.  The Company has adopted FSP 157-3 effective with the financial statements ended November 1, 2008.  The adoption of FSP 157-3 had no impact on the Company’s condensed consolidated financial statements.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  Total rent expense, base rent and contingent rent for the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Store base rent expense	$8,437	$6,421	$22,532	$17,589
Other base rent expense	243	243	729	730
Total base rent expense	8,680	6,664	23,261	18,319
Contingent and other rent expense	5,555	4,931	14,923	12,783
Total rent expense	$14,235	$11,595	$38,184	$31,102

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

On July 21, 2008, defendants filed a motion to dismiss the amended complaint.  Plaintiffs opposed that motion on September 19, 2008 and defendants filed their reply on October 20, 2008.  The motion is fully briefed and oral argument has been requested but not scheduled.

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

Insurance Reserves— The Company is responsible for medical insurance claims up to a specified aggregate amount.  The Company maintains a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

4. Fair Value Measurements— Effective February 3, 2008 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as clarified by FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities;

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:

•                  How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

•                  How available observable inputs in a market that is not active should be considered when measuring fair value.

•                  How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

The following table summarizes assets measured at fair value on a recurring basis at November 1, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities	$—	$56,348	$1,694

The $1.7 million in Level 3 marketable securities represents two $1.0 million auction rate securities net of impairment charge of $0.3 million.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  The interest rate of this security reset to a tax-free rate of 6.55%.  In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rate of this security was reset to a tax-free rate of 3.20%.  The next scheduled auction for these securities is in fiscal 2009.  Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method based on numerous assumptions including assessments of the underlying structure of each security, expected cash flows, credit ratings, liquidity and other relevant factors during the first quarter of fiscal 2008.  Accordingly, these securities are classified as Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at February 3, 2008.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.3 million to accumulated other comprehensive loss in the condensed consolidated balance sheet as of November 1, 2008.  The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate securities until liquidity returns to the market.  If it is later determined that the fair value of these securities is other than temporarily impaired, the Company will record a loss in the consolidated statement of operations.  Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed consolidated balance sheet as of November 1, 2008.

The $56.3 million in Level 2 marketable securities includes high credit money market accounts, US treasuries, US government agency securities, certificates of deposit, and municipal bonds traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The following table presents the changes in the Level 3 fair-value category for the nine months ended November 1, 2008.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	February 2, 2008	Transfers in and/or out of Level 3	Total unrealized loss included in Accumlated Comprehensive Loss	November 1, 2008
	(in thousands)
Marketable securities	$—	$2,000	$(306)	$1,694

5. Net Income Per Share, Basic and Diluted— Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock and employee stock purchase plan (“ESPP”) share equivalents.  Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total common stock options not included in the calculation of diluted earnings per share were 831,762 and 826,762 for the three and nine months ended November 1, 2008 and 0 and 15,000 for the for the three and nine months ended November 3, 2007, respectively.  There were 269,690 and 193,317 of non-vested restricted shares included in the calculation of diluted earnings per share for the three and nine months ended November 1, 2008, respectively.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income	$6,818	$8,149	$10,907	$12,884
Weighted average common shares for basic net income per share	29,172,869	28,862,951	29,086,196	28,477,471
Dilutive effect of stock options, restricted stock and ESPP	201,121	691,823	308,220	909,480
Weighted average common shares for diluted net income per share	29,373,990	29,554,774	29,394,416	29,386,951
Basic net income per share	$0.23	$0.28	$0.37	$0.45
Diluted net income per share	$0.23	$0.28	$0.37	$0.44

6. Goodwill and Other Intangible Assets— In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS 141 “Business Combinations.”   During the nine months ended November 1, 2008, the Company paid $250,000 of restricted cash included in goodwill and held in escrow that was payable to Action Concepts Fast Forward, Ltd.  The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

On September 16, 2008 the Company acquired the assets of an Island Snow store from Kodama Incorporated located in Honolulu, Hawaii.  In connection with the purchase, the Company entered into a noncompetition agreement for which the Company paid $100,000, and recorded an intangible asset in accordance with SFAS 141 “Business Combinations.”  Under this agreement, Kodama Incorporated agreed not to compete with Zumiez for a period of two years.  The Company will amortize the non-compete agreement over the term of the agreement.

7. Related Party Transactions— The Company incurred charitable contributions expense to Zumiez Foundation of approximately $159,000 and $164,000 in the three and nine months ended November 1, 2008.  The Company incurred charitable contributions expense to Zumiez Foundation of approximately $0 and $210,000 in the three and nine months ended November 3, 2007.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of November 1, 2008.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-based compensation.  The Company maintains several equity award plans under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period.

 Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	63.0	66.8	65.3
Gross profit	35.0	37.0	33.2	34.7
Selling, general and administrative expenses	25.7	24.8	27.5	27.0
Operating profit	9.3	12.2	5.7	7.7
Interest income, net	0.5	0.4	0.6	0.5
Earnings before income taxes	9.8	12.6	6.3	8.2
Provision for income taxes	3.7	4.8	2.4	3.1
Net Income	6.1%	7.8%	3.9%	5.1%

Three Months (13 weeks) Ended November 1, 2008 Compared With Three Months (13 weeks) Ended November 3, 2007

Net Sales

Net sales increased to $112.2 million for the three months ended November 1, 2008 from $104.0 million for the three months ended November 3, 2007, an increase of $8.2 million, or 7.9%.

Comparable store net sales decreased 5.8% for the three months ended November 1, 2008 compared to the three months ended November 3, 2007.  The decrease in comparable store net sales was primarily due to lower net sales of men’s apparel, junior’s apparel, hard goods and accessories partially offset by higher net sales of footwear.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from non-comparable or new stores of approximately $14.3 million partially offset by a decrease in comparable store net sales of approximately $6.1 million.  The increase in non-comparable store net sales was primarily due to the opening of 57 new stores subsequent to November 3, 2007.

Gross Profit

Gross profit for the three months ended November 1, 2008 was $39.3 million compared with $38.5 million for the three months ended November 3, 2007, an increase of approximately $0.8 million, or 2.0%.  As a percentage of net sales, gross profit decreased to 35.0% for the three months ended November 1, 2008 from 37.0% for the three months ended November 3, 2007.  The reduction in gross profit as a percent of net sales was driven by store occupancy costs growing at a faster rate than sales and to a lesser extent a decline in gross margin on apparel products.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A” expenses in the three months ended November 1, 2008 were $28.9 million compared with $25.8 million in the three months ended November 3, 2007, an increase of $3.1 million, or 12.0%.  This increase was primarily the result of costs associated with operating new stores.  As a percentage of net sales, SG&A expenses increased to 25.7% in the three months ended November 1, 2008 from 24.8% in the three months ended November 3, 2007.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to an increase in store payroll and payroll related costs, additional depreciation on new stores partially offset by a decrease in stock-based compensation and incentive compensation.

Operating Profit

As a result of the above factors, operating profit was $10.4 million in the three months ended November 1, 2008 compared with $12.7 million in the three months ended November 3, 2007, a decrease of $2.3 million or 18.4%.  As a percentage of net sales, operating profit was 9.3% in the three months ended November 1, 2008 compared with 12.2% in the three months ended November 3, 2007.

Provision for Income Taxes

Provision for income taxes was $4.2 million for the three months ended November 1, 2008 compared with $5.0 million for the three months ended November 3, 2007.  Our income tax rate was consistent for both referenced periods.

Net Income

Net income was $6.8 million in the three months ended November 1, 2008 compared to $8.1 million in the three months ended November 3, 2007, a decrease of $1.3 million, or 16.3%.  As a percentage of net sales, net income was 6.1% in the three months ended November 1, 2008 compared with 7.8% in the three months ended November 3, 2007.

Nine Months (39 weeks) Ended November 1, 2008 Compared With Nine Months (39 weeks) Ended November 3, 2007

Net Sales

Net sales increased to $283.2 million for the nine months ended November 1, 2008 from $254.8 million for the nine months ended November 3, 2007, an increase of $28.4 million, or 11.1%.

Comparable store net sales decreased by 3.2% for the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007.  The decrease in comparable store net sales was primarily due to lower net sales of men’s apparel, junior’s apparel, snow hard goods and accessories partially offset by higher net sales of footwear and skate hard goods.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in non-comparable store net sales of approximately $36.4 million partially offset by a decrease in net sales from comparable stores of approximately $8.0 million.  The increase in non-comparable store net sales was primarily due to the opening of 57 new stores subsequent to November 3, 2007.

Gross Profit

Gross profit for the nine months ended November 1, 2008 was $93.9million compared with $88.4 million for the nine months ended November 3, 2007, an increase of $5.5 million, or 6.2%.  As a percentage of net sales, gross profit decreased to 33.2% for the nine months ended November 1, 2008 from 34.7% for the nine months ended November 3, 2007.  The decline in gross profit as a percent of net sales was driven primarily by store occupancy costs growing at a faster rate than sales and lower gross margin on apparel sales.

Selling, General and Administrative Expenses

Selling, general and administrative, “SG&A,” expenses for the nine months ended November 1, 2008 were $78.0 million compared with $68.8 million in the nine months ended November 3, 2007, an increase of $9.2 million, or 13.4%.  This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth partially offset by a decrease in stock-based and incentive compensation expenses, and shipping costs to stores.  As a percentage of net sales, SG&A expenses increased to 27.5% in the nine months ended November 1, 2008 from 27.0% in the nine months ended November 3, 2007.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to additional new store depreciation and store wages and benefits relative to the growth in net sales somewhat offset by a decrease in stock-based compensation and incentive compensation expenses.

Operating Profit

As a result of the above factors, operating profit decreased to $15.9 million for the nine months ended November 1, 2008 compared with $19.6 million for the nine months ended November 3, 2007 a decrease of $3.7 million, or 18.8%.  As a percentage of net sales, operating profit was 5.7% and 7.7% for the nine months ended November 1, 2008 and November 3, 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $6.7 million for the nine months ended November 1, 2008 compared with $7.9 million for the nine months ended November 3, 2007.

Net Income

Net income decreased to $10.9 million for the nine months ended November 1, 2008 from net income of $12.9 million for the nine months ended November 3, 2007, a decrease of $2.0 million or 15.3%.  As a percentage of net sales, net income was 3.9% and 5.1% for the nine months ended November 1, 2008 and November 3, 2007, respectively.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store fixtures, store construction and remodeling, capital investments and ongoing infrastructure improvements such as technology enhancements and distribution capabilities.  Historically, our main sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility and proceeds from the sale of our marketable securities.

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

As of November 1, 2008, we held two $1.0 million Auction Rate Securities valued at $1.7 million, net of approximately $0.3 million impairment charge.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2008.  In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction.  The interest rates for these securities reset to a prescribed “failure” tax-free rate of 6.55% and 3.20%, respectively.  We currently do not intend to hold these securities beyond their next auction date and will try to sell these securities when their auction dates come up in March 2009 and May 2009.  However, uncertainties in the credit markets this fiscal year have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2009 and May 2009 auctions fail, we plan to hold these securities until the next auction date and the securities coupon rate will reset to a prescribed “failure” rate.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.  These securities have been reclassified from “current” to “long term” assets on our condensed consolidated balance sheet as of November 1, 2008.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2008, we expect to spend approximately $29.0 to $31.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 58 total new stores we plan to open in fiscal 2008, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the number of stores that we actually open in fiscal 2008 will not be different from the number of stores we plan to open, or that actual fiscal 2008 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities for the nine months ended November 1, 2008 was approximately $19.8 million primarily related to increased trade accounts payable, income taxes and deferred rent, partially offset by an increase in inventory and receivables.  Net cash used in operating activities for the nine months ended November 3, 2007 was $0.6 million primarily related to an increase in inventory and payment of income taxes predominately offset by an increase in results from operations and an increase in trade accounts payable.

Net cash used in investing activities was $21.0 million for the nine months ended November 1, 2008, related to $26.3 million of capital expenditures primarily for new store openings and existing store renovations partially offset by the $5.3 million in net sales of marketable securities.  Net cash used in investing activities was $14.1 million for the nine months ended November 3, 2007, primarily related to capital expenditures for new store openings and existing store renovations partially offset by the net sales of marketable securities.

Net cash used in financing activities for the nine months ended November 1, 2008 was $1.6 million related to the payment of book overdrafts somewhat offset by proceeds received from exercise of stock options and the related tax benefit.  Net cash provided by financing activities for the nine months ended November 3, 2007 was $13.5 million related to proceeds received from exercise of stock options and the related tax benefit partially offset by the payment of book overdrafts.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at November 1, 2008 or February 2, 2008.  The Company had open letters of credit outstanding under our secured revolving credit facility of $2.5 million at November 1, 2008 and approximately $0.5 million at February 2, 2008.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (4.00% at November 1, 2008) minus 0.50% or the LIBOR rate (3.17% at November 1, 2008), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at November 1, 2008.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the three months ended November 1, 2008.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at November 1, 2008:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$280,624	$8,668	$69,979	$65,881	$136,096
Purchase Obligations	61,815	28,046	33,769	—	—
Letters of Credit	2,516	2,516	—	—	—
	$344,955	$39,230	$103,748	$65,881	$136,096

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes, unless guaranteed in the lease agreement.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $38.2 million and $31.1 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

At November 1, 2008, we had outstanding purchase orders to acquire merchandise from vendors of approximately $61.8 million.  We have an option to cancel these commitments with no notice prior to shipment.  At November 1, 2008, we had approximately $2.5 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of November 1, 2008 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At November 1, 2008, we had outstanding purchase orders to acquire merchandise from vendors for approximately $61.8 million.  These purchases are expected to be paid for by cash flows from operations.  We have an option to cancel these commitments with no notice prior to shipment.  At November 1, 2008, we had $2.5 million of letters of credit outstanding under our secured revolving credit facility.  At November 1, 2008, we were committed to property owners for operation lease obligations in the amount of $280.6 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

Our growth largely depends on our ability to open and operate new stores successfully.  However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock.  We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually.  In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources.  These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business.  To the extent, our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets.  In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

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

The teenage and young adult retail apparel, hard goods and accessories industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel.  In the  soft goods market which includes apparel, accessories and footwear, we currently compete with a large number of other teenage-focused retailers.  In addition, in the soft goods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce.  In the hard goods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops, large-format sporting goods stores, mass merchant chains and internet retailers.

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

Our business is dependent on continued good relations with our vendors.  In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business.  We do not have any contractual relationships with our vendors and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing.  Our vendors could discontinue selling to us or raise the prices they charge at any time.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.  Also, certain of our vendors sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future.  There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lesser quality items, raise the prices they charge us or focus on selling their products directly.  Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.  In addition, the recent economic environment has caused constraints in the credit and equity markets.  If our vendors are not able to obtain adequate financing for their capital needs they may not be able to continue operations.

If we lose key management or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Trevor S. Lang, our President and General Merchandising Manager, Lynn K. Kilbourne and our Executive Vice President of Stores, Ford K. Wright.  None of our employees, except Mr. Brooks, has an employment agreement with us and we do not plan to obtain key person life insurance covering any of our employees.  If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives.  As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $38.2 million and $31.1 million for the nine months ended November 1, 2008 and November 3, 2007, respectively, and $22.2 million, $31.9 million and $43.5 million for fiscal 2005, 2006, and 2007 respectively.  As of November 1, 2008, we were a party to operating leases requiring future minimum lease payments aggregating approximately $144.5 million through fiscal year 2012 and approximately $136.1 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges and other costs, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The trading price of our investment in marketable securities may fluctuate

We invest our excess cash in diversified high credit money market accounts, US treasuries, US government agency securities, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with very minimal default rates.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  We reduced our holdings of auction rate securities during 2007 through the auction process.  As of November 1, 2008, we had $1.7 million invested in auction rate securities, which are classified as long-term marketable securities on our condensed consolidated balance sheet.  In the nine months ended November 1, 2008, we incurred an impairment charge on these investments of approximately $0.3 million.  If market liquidity issues continue, we may incur additional impairment charges on these investments.

A decline in the market price of our stock and performance of our Company may trigger an impairment of the goodwill recorded on our balance sheet

Goodwill and other intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist.  Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.  Any reduction in the estimated fair value of our goodwill as a result of our impairment analysis could result in a non-cash goodwill impairment charge to our statement of operations.  A goodwill impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short term financing.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

Credit Facility Risk.  During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At November 1, 2008, we had no borrowings outstanding under our secured revolving credit facility.  At November 1, 2008, we had $2.5 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

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

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of  November 1, 2008, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 1, 2008