Form 10-K
period 2009-01-31
Zumiez Inc
filed 2009-03-23
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2009
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the last business day of the second fiscal quarter, August 2, 2008, the aggregate market value of the Registrant's voting and non-voting stock held by non-affiliates of the Registrant was approximately $292,158,083 using the closing sales price on that day of $14.90.

         As of March 23, 2009, there were 29,933,905 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report is incorporated by reference from the Registrant's definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 27, 2009, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

        "Zumiez," the "Company," "we," "us," "our" and similar references refer to Zumiez Inc. and our wholly-owned subsidiary Zumiez Nevada, LLC.

Item 1.    BUSINESS

        We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 31, 2009 we operated 343 stores primarily located in shopping malls, giving us a presence in 31 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current Chief Executive Officer, Richard M. Brooks joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers' activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

        Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and young adults and to serve as a destination for our customers. Most of our stores, which average approximately

2,900 square feet, feature couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

        We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles and categories of product. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

        Over our 30-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as "Zumiez University." We have:

  •
  increased our store count from 113 as of the end of fiscal 2003 to 343 as of the end of fiscal 2008 a compounded annual growth rate of 24.9%;

  •
  experienced net sales per square foot in excess of $420 for our last five fiscal years ending with fiscal 2008;

  •
  increased net sales from approximately $117.9 million in fiscal 2003 to approximately $408.7 million in fiscal 2008, representing a compound annual growth rate of 28.2%;

  •
  increased operating profit from $7.5 million in fiscal 2003 to $24.6 million in fiscal 2008, representing a compound annual growth rate of 26.8% and

  •
  been profitable in every fiscal year of our 30 year history.

Competitive Strengths

        We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

        Attractive Lifestyle Retailing Concept.    We target a large population of 12 to 24 year olds, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel, shoes and accessories they wear and the equipment they use. We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit in our market.

        Differentiated Merchandising Strategy.    We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant action sports brands encompassing apparel, footwear, equipment and accessories. The breadth of merchandise offered at our stores exceeds that offered by many other action sports specialty stores and includes some brands and products that are available within many malls only at our stores. The action sports lifestyle includes activities that are popular at different times throughout the year, providing us the opportunity to shift our merchandise selection seasonally. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the action sports season dictates. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

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

        Distinctive Store Experience.    We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. Our stores are designed to reflect an "organized chaos" that we believe is consistent with many teenagers' and young adults' lifestyles. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. To further enhance our customers' experience, most of our stores feature areas with couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates in a familiar and comfortable setting and to visit our stores more frequently. We believe that our distinctive store environment enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

        Disciplined Operating Philosophy.    We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity down to the individual store associate level. Our comprehensive training programs are designed to provide our home office staff, managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team's immersion in the actions sports lifestyle, supplemented with feedback from our customers, store associates and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us mitigate markdown risk.

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

Growth Strategy

        We intend to expand our presence as a leading action sports lifestyle retailer by:

        Opening New Store Locations.    We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since the end of fiscal 2004 through the year ended January 31, 2009 (fiscal 2008) we have opened or acquired 205 new stores, consisting of 35 new stores in fiscal 2005, 42 new stores in fiscal 2006, and 50 new stores in fiscal 2007, and 58 stores in fiscal 2008. We also acquired 100% of the ownership of 20 stores (17 in Texas, 2 in Oklahoma and 1 in California) from Action Concepts Fast Forward, Ltd. (a limited partnership) ("Fast Forward"), an apparel and accessory retail sales company. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. We plan to open approximately 37 stores in fiscal 2009, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model. Unlike previous years, the number of anticipated store openings may increase or decrease due to market conditions.

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

        Enhancing our Brand Awareness through Continued Marketing and Promotion.    We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions and activities that embody the action sports lifestyle. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our ecommerce presence, designed to convey our passion for the action sports lifestyle, to increase our brand awareness. We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets.

The Action Sports Market

        We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe that teens enjoy shopping in malls and purchasing clothing and fashion-related merchandise.

Merchandising and Purchasing

        Merchandising.    Our goal is to be viewed by our customers, both young men and young women, as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, equipment and accessories, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers. Our apparel offerings include tops, bottoms, outerwear and accessories such as caps, bags and backpacks, belts and sunglasses. Our footwear offerings primarily consist of action sports related athletic shoes and sandals. Our equipment offerings, or hardgoods, include skateboards, snowboards and ancillary gear such as boots and bindings. We also offer a selection of other items, such as miscellaneous novelties and DVDs.

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

        We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand accounted for more than 6.6% and 6.9% of our net sales in fiscal 2007 and fiscal 2008, respectively. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

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

        We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and allow us to cater to the more value-oriented customer. For fiscal, 2006, 2007, and 2008 our private label merchandise represented approximately, 14.3%, 15.4% and 15.0% respectively, of our net sales.

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

Distribution and Fulfillment

        Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. We process the vast majority of our merchandise through our distribution center in Everett, Washington. At this facility, merchandise is inspected, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or segregated in our ecommerce fulfillment area for delivery to our ecommerce customers. A significant percentage of our merchandise is currently pre-ticketed by our vendors, which allows us to ship merchandise more quickly, reduces labor costs and enhances our inventory management. We continue to work with our vendors to increase the percentage of pre-ticketed merchandise. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship the majority of our merchandise to our stores. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

Stores

        As of January 31, 2009 we operated 343 stores with an average of approximately 2,900 square feet per store in 31 states. All of our stores are leased and substantially all are located in shopping malls of different types. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

        The following store list shows the number of stores we operated in each state as of January 31, 2009:

State	Number of Stores	Percent of Total Stores
Alaska	3	0.9%
Arizona	12	3.5%
California	69	20.1%
Colorado	17	5.0%
Connecticut	6	1.7%
Delaware	1	0.3%
Florida	16	4.7%
Hawaii	1	0.3%
Iowa	1	0.3%
Idaho	6	1.7%
Illinois	14	4.1%
Indiana	6	1.7%
Maine	2	0.6%
Maryland	7	2.0%
Minnesota	11	3.2%
Montana	4	1.2%
New Jersey	15	4.4%
Nevada	8	2.3%
New Mexico	5	1.5%
New York	31	9.0%
Oklahoma	2	0.6%
Oregon	12	3.5%
Pennsylvania	14	4.1%
Rhode Island	1	0.3%
South Dakota	1	0.3%
Texas	31	9.0%
Utah	12	3.5%
Virginia	2	0.6%
Washington	23	6.7%
Wisconsin	8	2.3%
Wyoming	2	0.6%

Total Number of Stores	343	100.0%

        As of January 31, 2009 approximately 78.1% of our stores had been opened or remodeled within the previous five years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last five fiscal years including 20 stores acquired in the fiscal 2006 Fast Forward acquisition (we closed one Fast Forward store in fiscal 2006):

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2004	27	—	—	140
2005	35	—	1	174
2006	42	20	1	235
2007	50	—	—	285
2008	58	—	—	343

        Store Design and Environment.    We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers and reflects an "organized chaos" that is consistent with many teenagers' and young adults' lifestyles. Our stores feature an industrial look with concrete floors and open ceilings, dense merchandise displays, action sports focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Most of our stores have couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and are able to offer superior customer service and expertise. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

        As of January 31, 2009 our stores averaged approximately 2,900 square feet. In recent years we have been opening new stores that averaged approximately 3,000 square feet, slightly larger than our historical average size. These larger stores were intended to allow us to offer an expanded merchandise selection while maintaining our distinctive store environment. In fiscal 2009, we plan on opening new stores with average square footage closer to the 2,900 square foot average of our stores currently open. New stores size is determined by our expected sales volume; for instance, if we project higher sales, we generally try to build larger stores and, conversely, if we believe stores will be lower volume stores we generally try to build smaller stores.

        Expansion Opportunities and Site Selection.    Since the end of fiscal 2004, we have opened 205 stores, including 20 acquired in fiscal 2006 through the Fast Forward acquisition, to enhance our position in existing markets, to enter into new markets, to build our brand awareness and to capitalize on our successful store model. We plan to open approximately 37 new stores in fiscal 2009 and to continue to open a significant number of new stores in future years. Unlike previous years, the number of anticipated store openings in fiscal 2009 may increase or decrease due to market conditions. We have opened or acquired, on average, approximately twenty-five percent new stores over each of the last five years. As we look to fiscal 2009 and beyond, we will likely slow this rate of growth until we see the macroeconomic environment improve. We plan to open new stores in both existing and new markets.

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

        We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our 50 new stores opened during fiscal 2007, generated average net sales of approximately $1.0 million per store during their first full year of operation. On average, our net capital investment to open the 50 new stores in fiscal 2007 was approximately $330,000 per store, which includes capital expenditures, net of landlord contributions. We opened 58 new stores in fiscal 2008 with an average net capital investment of approximately $311,000 per store, which includes capital expenditures, net of landlord contributions. In addition to capital investments, we make working capital investments consisting primarily of merchandise inventory. However, our capital investment, net of landlord contributions, to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location, type of mall and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2008, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for the stores we opened in prior years.

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

        Our store operations are currently organized into regions and districts. Each region is managed by a regional manager, responsible for approximately 50 stores. We employ one district sales manager per district, responsible for the sales and operations of approximately 9 stores. Each of our stores is typically staffed with one store manager, one or more assistant managers and two or more store associates, depending on the season. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

        We believe we provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home office, we give our store managers and district managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers, such as our "Zumiez Managers Retreat," and "Rocktember," to improve both operational expertise and supervisory skills. Our comprehensive training programs are offered at the store, regional and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our regional, district and store managers are compensated in part based on the sales volume of the store or stores they manage.

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

        Ecommerce Operations.    Our website provides current information on our upcoming events and promotions, store locations and merchandise selection. We also sell products directly through our website, although ecommerce sales currently comprise a small portion of our overall net sales. In fiscal years 2006, 2007, and 2008 ecommerce sales represented 0.8%, 1.1% and 1.5% of our total net sales. With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service unless the customer chooses to have their product shipped to one of our stores, in which case shipping is free. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold.

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

        Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today's most popular teenage personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In 2008 our Zumiez Couch Tour completed a twelve city tour across the United States.

        Advertising expense was approximately, $651,000 $748,000 and $763,000 in fiscal 2006, 2007 and 2008, respectively.

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

Competition

        The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., Anchor Blue Clothing Company, Forever 21, Inc., Hollister Co., Hot Topic, Inc., Old Navy, Inc., Pacific Sunwear of California, Inc., The Buckle, Inc., The Wet Seal, Inc. and Urban Outfitters, Inc. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick's Sporting Goods, Inc., Sport Chalet, Inc. and The Sports Authority Inc., and ecommerce retailers.

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

Seasonality

        Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and yearend holiday selling seasons. During fiscal 2008, approximately 58% of our net sales and 76% of our net income occurred in the third and fourth quarters. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, store remodels and closings, competitive influences, and the number and timing of new store openings.

Trademarks

        "Zumiez," "Free World," "Alab," "Tricycle," "Alibi," "Fast Forward," and "Empyre" are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We currently have trademarks pending for the"Rälik," "Aperture," "Couch Tour," and "Zumiez Couch Tour" marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks. We also own numerous domain names which have been registered with Corporation for Assigned Names and Numbers.

Employees

        As of January 31, 2009 we employed approximately 1,650 full-time and approximately 2,000 part-time employees, of which approximately 350 were employed at our home office and approximately 3,300 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2008, varied from between approximately 1,800 and 3,400 part-time employees. None of our employees are represented by a labor union and we believe generally that our relationship with our employees is good.

        Our principal website address is www.zumiez.com. We make available, free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://ir.zumiez.com. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.    RISK FACTORS

        Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report. Forward- looking statements relate to our expectations for future events and time periods. Generally, the words "anticipate," "believe," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Our growth strategy depends on our ability to open and operate a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

        Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties including the current deterioration of the macroeconomic environment, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock. We intend to continue to open new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

        Unlike previous years, the number of anticipated store openings in fiscal 2009 may increase or decrease due to market conditions. We have opened or acquired, on average, approximately twenty-five percent new stores over the last five years. As we look to fiscal 2009 and beyond, we will likely slow this rate of growth until we see the macroeconomic environment improve.

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

        Beginning in September 2007, we saw our same store sales start to decline in California, Nevada and Arizona. Our new store sales in these states, and Florida, were also negatively affected by the deteriorating macroeconomic environment in those states. Those trends continued into fiscal 2008 and beginning in September 2008, our stores in the entire western half of the United States began experiencing same store sales declines. Sales from our stores in Florida and the western half of the United States accounted for approximately 60% or our total net sales in fiscal 2008.

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

        In order to generate customer traffic we depend heavily on locating our stores in prominent locations within successful shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of a mall's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and holiday shopping patterns.

        Our sales are typically disproportionately higher in the third and fourth fiscal quarters of each fiscal year due to increased sales during the back-to-school and winter holiday shopping seasons. Sales during these periods cannot be used as an accurate indicator of annual results. Our sales in the first and second fiscal quarters are typically lower than in our third and fourth fiscal quarters due, in part, to the traditional retail slowdown immediately following the winter holiday season. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. In addition, in order to prepare for the back-to-school and winter holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other times of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations and financial condition.

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

        The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods market which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers. In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods market which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and ecommerce retailers.

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

        Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business. We do not have any contractual relationships with our vendors, other than normal course of business purchase orders and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, certain of our vendors' sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

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

        Our home office and sole distribution center are located in a single facility in Washington, and a substantial number of our stores are located in the western half of the United States. We also have a substantial number of stores in the New York/New Jersey region and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center in Everett, Washington to receive, store and distribute the vast majority of our merchandise to all of our stores and to fulfill our ecommerce sales. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting western Washington, in particular, or the West Coast, in general, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

        We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or "percentage rent") based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $31.9 million, $43.5 million and $52.9 million for fiscal 2006, 2007, and 2008 respectively. As of January 31, 2009 we were a party to operating leases requiring future minimum lease payments aggregating approximately $191.8 million through fiscal year 2013 and approximately $134.7 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

        Our substantial operating lease obligations could have significant negative consequences, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and;

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

        We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., maturing in August 2009, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) enter into certain transactions and (3) undergo a change in ownership. In addition, all of our personal property, including our inventory, equipment and fixtures, secure our obligations under the revolving credit agreement. Our credit agreement also contains financial covenants that require us to meet specified financial tests and ratios, including a minimum net income after taxes greater than $1.00 for any trailing twelve month period, a minimum total liabilities divided by tangible net worth not greater than 1.15 and a minimum quick asset ratio not less than 1.0. Our two most restrictive covenants are our quick asset ratio that essentially precludes us from borrowing to the extent we were to have no cash, marketable securities or accounts receivable and our net income covenant that requires us make at least $1.00 in net income after taxes for any trailing twelve month period. Our ability to comply with these ratios may be affected by events beyond our control.

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

        Sales from private label merchandise accounted for 15.0% of our net sales in fiscal 2008. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

        Over the past several years, we have made improvements to our infrastructure and existing hardware and software systems, as well as implemented new systems. If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

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

Our ecommerce operations subject us to numerous risks that could have an adverse effect on our results of operations.

        Although ecommerce sales constitute a small portion of our overall sales, our ecommerce operations subject us to certain risks that could have an adverse effect on our operational results, including:

  •
  diversion of traffic and sales from our stores;

  •
  liability for online content; and

  •
  risks related to the computer systems that operate our website and related support systems, including computer viruses and electronic break-ins and similar disruptions.

        In addition, risks beyond our control, such as governmental regulation of the ecommerce, entry of our vendors in the ecommerce business in competition with us, online security breaches and general economic conditions specific to the ecommerce and online commerce could have an adverse effect on our results of operations.

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

        Database privacy, network security, and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-

party information, we have installed privacy protection systems, devices, and activity monitoring on our network. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the credit card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

        Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In December 2007, a securities class action litigation was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

The trading price of our investment in marketable securities may fluctuate.

        We have our excess cash invested in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities. The investments have historically been considered very safe investments with very minimal default rates. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. We reduced our holdings of auction rate securities during fiscal 2007 through the auction process. As of January 31, 2009, we had $1.8 million, net of $0.2 million temporary impairment, invested in auction rate securities that are classified as long-term marketable securities on our consolidated balance sheet. For the year ended January 31, 2009, we incurred a temporary impairment charge on these investments of approximately $0.2 million recorded in other comprehensive income. If market liquidity issues continue, we may incur additional impairment charges on these investments.

A decline in the market price of our stock and performance of our Company may trigger an impairment of the goodwill recorded on our balance sheet.

        Goodwill and other intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. The Company evaluates the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Any reduction in the carrying value of our goodwill as a result of our impairment analysis could result in a non-cash goodwill impairment charge to our statement of operations. A goodwill impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short term financing.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur non-cash impairment charges.

        We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment in accordance with "Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets." For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal. Recoverability of store assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount is higher, impairment loss is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be and have been, required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

Our business could suffer if our ability to acquire financing is reduced or eliminated.

        In the current economic environment, we cannot be assured that our borrowing relationship with our lender will continue or that our lender will remain able to support its commitments to us in the future. If our lender fails to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

        All of our stores, encompassing approximately 1,005,000 total square feet as of January 31, 2009 are occupied under operating leases. The store leases range for a term of five to ten years and we are generally responsible for payment of property taxes and utilities, common area maintenance and marketing fees.

Item 3.    LEGAL PROCEEDINGS

        We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

        See Note 10 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under "Litigation" under Commitments and Contingencies).

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended January 31, 2009.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Market Information

        Our common stock has traded on the NASDAQ Global Select Market under the symbol "ZUMZ." As of January 31, 2009 there were 29,533,067 shares of common stock issued. We began trading on the NASDAQ Stock Market on May 6, 2005. Accordingly, no information prior to this date is available. The following table sets forth the April 20, 2006 stock split adjusted high and low last reported sales prices for our common stock on the NASDAQ Global Select Market for the fiscal years ended February 2, 2008 and January 31, 2009.

Fiscal 2007	High	Low
First Fiscal Quarter (February 4, 2007—May 5, 2007)	$42.00	$31.57
Second Fiscal Quarter (May 6, 2007—August 4, 2007)	$41.80	$35.77
Third Fiscal Quarter (August 5, 2007—November 3, 2007)	$51.25	$37.96
Fourth Fiscal Quarter (November 4, 2007—February 2, 2008)	$39.45	$15.59

Fiscal 2008	High	Low
First Fiscal Quarter (February 3, 2008—May 3, 2008)	$22.76	$13.84
Second Fiscal Quarter (May 4, 2008—August 2, 2008)	$22.33	$12.29
Third Fiscal Quarter (August 3, 2008—November 1, 2008)	$18.25	$8.72
Fourth Fiscal Quarter (November 2, 2008—January 31, 2009)	$9.72	$6.12

b)    Holders of the Corporation's Capital Stock

        We had approximately 182 shareholders of record as of March 19, 2009.

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

        Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Our fiscal years ended, January 29, 2005, January 28, 2006, and February 2, 2008 and January 31, 2009 each consisted of 52 weeks. Our fiscal year ended February 3, 2007 consisted of 53 weeks. In this document, we refer to the fiscal year ended January 29, 2005 as "fiscal 2004", to the fiscal year ended January 28, 2006 as "fiscal 2005", to the fiscal year ended February 3, 2007 as "fiscal 2006", the fiscal year ended February 2, 2008 as "fiscal 2007" and the fiscal year ended January 31, 2009 as "fiscal 2008".

        The selected statement of operations data for fiscal 2006, fiscal 2007 and fiscal 2008 and the selected balance sheet data as of February 2, 2008 and January 31, 2009 are derived from our audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statement of operations data for fiscal 2004 and fiscal 2005 are derived from our audited financial statements not included in this document.

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands, except share and per share data)
Statement of Operations Data:
Net sales	$153,583	$205,589	$298,177	$381,416	$408,669
Cost of goods sold	103,297	133,047	189,959	244,429	274,134

Gross profit	50,286	72,542	108,218	136,987	134,535
Selling, general and administrative expenses	38,277	52,494	75,774	98,042	109,927

Operating profit	12,009	20,048	32,444	38,945	24,608
Interest income (expense)	(250)	648	1,178	1,722	2,059
Other income (expense)	8	(1)	(16)	3	36

Earnings before income taxes	11,767	20,695	33,606	40,670	26,703
Provision for income taxes	4,500	7,844	12,750	15,344	9,499

Net income	$7,267	$12,851	$20,856	$25,326	$17,204

Net income per share:
Basic (1)	$0.32	$0.50	$0.76	$0.89	$0.59

Diluted (1)	$0.28	$0.47	$0.73	$0.86	$0.58

Weighted average shares outstanding:
Basic (1)	22,610,522	25,879,675	27,542,891	28,608,818	29,126,889
Diluted (1)	25,877,716	27,376,684	28,703,037	29,322,337	29,694,112

(1)
Fiscal 2004 and fiscal 2005 have been restated to reflect the 2 for 1 stock split that occurred in fiscal 2006 in the form of a share dividend.

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and current marketable securities	$1,026	$43,001	$51,977	$76,532	$78,582
Working capital	4,756	47,357	54,929	92,161	112,092
Total assets	54,811	114,411	167,294	216,095	233,349
Total long term obligations	5,576	9,129	12,910	18,097	24,177
Total shareholders' equity	25,799	73,684	104,812	154,602	177,951

	Fiscal Year Ended
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009
	(in thousands, except square footage & sales per square foot)
Other Financial Data:
Gross margin percentage (1)	32.7%	35.3%	36.3%	35.9%	32.9%
Capital expenditures	$12,754	$16,453	$22,160	$30,722	$28,349
Depreciation and Amortization	$5,857	$7,535	$10,499	$14,762	$19,470
Store Data:
Number of stores open at end of period	140	174	235	285	343
Comparable store sales increase (decrease) (2) (3)	9.6%	14.2%	14.5%	9.2%	(6.5%)
Net sales per store (4)	$1,183	$1,299	$1,389	$1,405	$1,240
Total square footage at end of period (5)	371,864	475,646	667,337	829,021	1,004,868
Average square footage per store at end of period (6)	2,656	2,718	2,840	2,909	2,930
Net sales per square foot (7) (8)	$452	$483	$499	$488	$424

(1)
Gross margin percentage represents gross profit divided by net sales.

(2)
Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—General" for more information about how we compute comparable store sales. Comparable stores sales for fiscal years ended January 31, 2009, February 2, 2008, January 28, 2006 and January 29, 2005 consisted of 52 weeks and February 3, 2004 consisted of 53 weeks, resulting in an extra week of sales in fiscal 2006.

(3)
Comparable store sales, and net sales per store include our in-store sales and our ecommerce sales. Fiscal 2006 included an extra week of sales due to the addition of a 53rd week.

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

(6)
Average square footage per store at end of period is calculated on the basis of the total square footage at end of period, including retail selling, storage and back office space, of all stores open at the end of the period. Average square footage per store does not include our ecommerce square footage.

(7)
Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the period divided by the number of months in the period. This calculation excludes our ecommerce sales.

(8)
The fiscal years ended January 29, 2005, January 28, 2006, February 3, 2007 and February 2, 2008 have been restated to exclude sales related to our ecommerce sales.

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

Overview

        We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 31, 2009 we operated 343 stores primarily located in shopping malls, giving us a presence in 31 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers' activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

  Fiscal 2008—A Review of This Past Year

        Fiscal 2008 was a difficult year for Zumiez. While the first half of the year was challenging, the second half of the year saw a marked deterioration in the U.S. economy that negatively impacted our sales and financial results. Historically, we have made the majority of our profits in the second half of the year due to the seasonal nature of our business, so as the recession became more severe in the second half of fiscal 2008, our sales and profits were proportionally worse. As the economy worsened, we saw declines in traffic in our stores and more promotional activity from our competitors. Through the first six months of fiscal 2008, our same store sales decreased 1.3% and our diluted earnings per share declined $0.02 or 12.5%. The second half of fiscal 2008, the six months ended January 31, 2009, our same store sales declined 10.0% and our diluted earnings per share declined $0.26 or 37.1%.

  Fiscal 2009—A Look At the Upcoming Year

        We expect the upcoming fiscal year to be very challenging and believe it is difficult to predict the effects the unprecedented global financial and economic crises will have on our financial performance. As mentioned above our results worsened as fiscal 2008 progressed and we believe our results will continue to be below those obtained in fiscal 2008 for at least the first six months of fiscal 2009. We are planning our business conservatively for fiscal 2009, which includes lower purchases of inventory based on anticipated continued soft sales demand, lower capital expenditures due to fewer new stores and controlled selling, general and administrative expenditures. Our current forecast projects sustained working capital similar to previous years, adequate cash and investments, no borrowings on our credit facility and positive cash flow from operations. We believe our earnings will be below fiscal 2008 if our same store sales decline.

        Our net sales increased from approximately $117.9 million in fiscal 2003 to approximately $408.7 million in fiscal 2008, a compound annual growth rate of 28.2%. Net sales for fiscal 2008 increased by $27.3 million, or 7.1%, over net sales for fiscal 2007. Over the past five fiscal years ended January 31, 2009 we increased our store base from 113 to 343 and our comparable store net sales increased an average of 7.9% per fiscal year. As of January 31, 2009 we operated 343 stores that averaged approximately 2,900 square feet per store.

        We intend to expand our presence as a leading action sports lifestyle retailer by opening new stores and continuing to generate sales growth through improved store level productivity. We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations, and our strategy is to continue to open stores in both new and existing markets. We plan to open approximately 37 new stores in fiscal 2009 and to continue to open a significant number of new stores in future years. Unlike previous years, the number of anticipated store openings in fiscal 2009 may increase or decrease due to market conditions. We have opened or acquired, on average, approximately twenty-five percent new stores over each of the last five years. As we look to fiscal 2009 and beyond, we will likely slow this rate of growth until we see the macroeconomic environment improve. Through our merchandising and marketing efforts, we have historically been successful in increasing the level of net sales in our existing stores and we will seek to continue such increases going forward.

        We believe that we have developed an economically compelling store model. Our new stores opened during fiscal 2007, generated average net sales of approximately $1.0 million during their first full year of operations. On average, our net capital investment to open these stores, was approximately $330,000 per store, which includes capital expenditures, net of landlord contributions. However, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2007, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for stores we opened in fiscal 2007. See "Business—Stores." However our capital investment, net of landlord contributions, to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including the geographic location, type of mall and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2008, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for the stores we opened in prior years. We opened 58 new stores in fiscal 2008 with an average net capital investment of approximately $311,000 per store, which includes capital expenditures, net of landlord contributions. In addition to capital investments, we make working capital investments consisting primarily of merchandise inventory.

        In any given period, our overall gross margin may be impacted by changes in the margins of the various products we offer as well as changes in the relative mix of revenues from the different categories of apparel and hardgood products that we sell. Over the past five fiscal years, our annual gross margin as a percentage of our net sales has ranged from a low of 32.7% to a high of 36.3%. A number of other factors may positively or negatively impact our gross margins and results of operations, including, but not limited to:

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

General

        Net sales constitute gross sales net of returns. Net sales include our in-store sales and our ecommerce sales, ecommerce shipping revenue and, accordingly, information in this report with respect to comparable store sales, includes our ecommerce sales. For fiscal 2003 through fiscal 2007, ecommerce sales represented approximately 1% of our net sales and 1.5% of net sales for fiscal 2008. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered ("gift card breakage"). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

        Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, ecommerce shipping costs, distribution costs, depreciation on leasehold improvements at the distribution center, buying and merchandising costs and store occupancy costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.

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

Key Performance Indicators

        Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

        Comparable store sales.    Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period.

        Our management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll, store supplies and rent. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

        Gross profit.    Gross profit measures whether we are optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of sales also includes markdowns, shrinkage, certain promotional costs and buying, store occupancy and warehousing costs. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

        Operating income.    We view operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures affecting depreciation expense.

        Store productivity.    Store productivity, including net sales per average square foot, average unit retail price, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance. In addition, we review our stores operating income as a measure of their profitability.

Results of Operations

        The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	64.1%	67.1%

Gross margin	36.3%	35.9%	32.9%
Selling, general and administrative expenses	25.4%	25.7%	26.9%

Operating profit	10.9%	10.2%	6.0%
Interest income (expense)	0.4%	0.4%	0.5%

Earnings before income taxes	11.3%	10.6%	6.5%
Provision for income taxes	4.3%	4.0%	2.3%

Net income	7.0%	6.6%	4.2%

Fiscal (2008) Year Ended January 31, 2009 Compared with Fiscal (2007) Year Ended February 2, 2008

Net Sales

        Net sales increased to $408.7 million for fiscal 2008 from $381.4 million for fiscal 2007, an increase of $27.3 million, or 7.1%.

        Comparable store net sales decreased by 6.5% in the 52 week period ended January 31, 2009 compared to the 52 week period ended February 2, 2008. Geographically our stores west of Texas, which account for 58% of our comparable store sales, declined by 11%. This decrease in comparable store sales was primarily due to lower net sales of men's and women's apparel, snow and skate hardgoods and accessories, partially offset by an increase in net sales of footwear. For information as to how we define comparable stores, see "General" above.

        The increase in total net sales was due to an increase in net sales from non-comparable stores of approximately $52.2 million partially offset by a decline in comparable store sales of approximately $24.9 million. The increase in non-comparable store net sales was primarily due to the opening of 58 new stores in fiscal 2008.

Gross Profit

        Gross profit for fiscal 2008 was $134.5 million compared with $137.0 million for fiscal 2007, a decrease of $2.5 million, or 1.8%. As a percentage of net sales, gross profit decreased 3 full percentage points to 32.9% in fiscal 2008 from 35.9% in fiscal 2007. The decrease in gross profit as a percentage of net sales was driven primarily by store occupancy costs growing at a faster rate than sales (worth 1.4 percentage points), and lower product margins of 1.6 percentage points primarily due to apparel which is about 50% of our sales.

Selling, General and Administrative Expenses

        Selling, general and administrative, or "SG&A," expenses in fiscal 2008 were $109.9 million compared with $98.0 million in fiscal 2007, an increase of $11.9 million, or 12.1%. This increase was primarily the result of costs associated with operating new stores as well as increases in infrastructure and administrative staff to support our growth partially offset by a decrease in stock-based and incentive compensation expenses. As a percentage of net sales, SG&A expenses increased

1.2 percentage points to 26.9% in fiscal 2008 from 25.7% in fiscal 2007. The increase in SG&A expenses as a percentage of net sales was primarily attributable to additional new store depreciation and store wages and benefits relative to the growth in net sales and increased shipping cost to stores, somewhat offset by a decrease in stock-based compensation and incentive compensation expenses.

Operating Profit

        As a result of the above factors, operating profit decreased to $24.6 million for fiscal 2008, compared with $38.9 million in fiscal 2007 a decrease of $14.3 million or 36.8%. As a percentage of net sales, operating profit was 6.0% in fiscal 2008 compared with 10.2% in fiscal 2007.

Provision for Income Taxes

        Provision for income taxes was $9.5 million for fiscal 2008 compared with $15.3 million for fiscal 2007. The effective tax rate was 35.6% for fiscal 2008 and 37.7% for fiscal 2007. The lower effective tax rate was primarily due to higher interest income from tax exempt municipal bonds.

Net Income

        Net income decreased to $17.2 million, in fiscal 2008 from $25.3 million in fiscal 2007 a decrease of $8.1 million, or 32.1%. As a percentage of net sales, net income was 4.2% in fiscal 2008 compared with 6.6% in fiscal 2007.

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

	Fiscal Year Ended February 2, 2008				Fiscal Year Ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$68,791	$81,974	$104,045	$126,606	$78,702	$92,258	$112,245	$125,464
Gross profit (1)	$21,721	$28,191	$38,508	$48,567	$24,560	$30,103	$39,263	$40,609
Operating profit	$2,183	$4,702	$12,722	$19,338	$1,626	$3,912	$10,384	$8,686
Net income	$1,617	$3,118	$8,149	$12,442	$1,362	$2,727	$6,818	$6,297
Basic net income per share	$0.06	$0.11	$0.28	$0.43	$0.05	$0.09	$0.23	$0.22
Dilute net income per share	$0.06	$0.11	$0.28	$0.42	$0.05	$0.09	$0.23	$0.21
Number of stores open end of period	254	266	283	285	306	324	340	343
Comparable store sales increase (decrease)	11.3%	11.6%	13.2%	4.0%	(0.8%)	(1.7%)	(5.8%)	(13.4%)

(1)
See Note 2 to the Consolidated Financial Statements for a discussion of the reclassification of shipping costs in Significant Accounting Policies for "Cost of Goods Sold" reclassification of shipping costs.

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

Liquidity and Capital Resources

        Our primary uses of cash are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations.

        The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, reduced by short-term debt, accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have payment terms with our vendors.

        As of January 31, 2009, we held two $1.0 million Auction Rate Securities valued at $1.8 million, net of approximately $0.2 million temporary impairment charge. One of these $1.0 million securities failed to sell at its scheduled auction in March 2008. In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction. The interest rates for these securities reset to a prescribed "failure" tax-free rate of 6.55% and 3.20%, respectively. We currently do not intend to hold these securities beyond their next auction date and will try to sell these securities when their auction dates come up in March 2009 and May 2009. However, uncertainties in the credit markets this fiscal year have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the March 2009 and May 2009 auctions fail, we plan to hold these securities until the next auction date and the securities coupon rate will reset to a prescribed "failure" rate. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments. These securities have been reclassified from "current" to "long term" assets on our consolidated balance sheet as of January 31, 2009.

        Our capital requirements include construction and fixture costs related to the opening of new stores and for remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2009, we expect to spend approximately $23.0 million to $24.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 37 new stores we plan to open in fiscal 2009, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure. However, there can be no assurance that the number of stores that we actually open in fiscal 2009 will not be different from the number of stores we plan to open, or that actual fiscal 2009 capital expenditures will not differ from this expected amount.

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

        Net cash provided by operating activities increased by 4.0 million from $38.3 million in fiscal 2008 compared to $34.3 million in fiscal 2007. The increase was primarily due to the change in the effect of the tax benefit from stock option exercises from 2007 to 2008, partially offset by a decrease in net income. Net cash provided by operating activities for fiscal 2007 was $34.3 million compared to $34.2 million for fiscal 2006. The change was primarily due to an increase in net income, offset by an increase in inventory needed to support 50 new stores and a decrease in trade accounts payable due to the timing of inventory receipts and associated payment in the fourth quarter. In addition, fiscal 2006 cash flow provided by operating activities benefited due to parts of Washington being declared a federal disaster area due to severe weather in the fourth quarter of fiscal 2006. In accordance with the Presidential Disaster Area tax relief, we deferred our federal income tax payment of $2.5 million from January 2007 to February 2007. This positively impacted fiscal 2006's cash flow provided by operations and negatively impacted fiscal 2007's cash flow provided by operations.

        Net cash used in investing activities was $11.9 million in fiscal 2008 primarily related to capital expenditures for new store openings and existing store renovations of $28.3 million partially offset by net sales of marketable securities of $16.4 million. Net cash used in investing activities was $51.2 million in fiscal 2007 primarily related to capital expenditures for new store openings and existing store renovations of $30.7 million and net purchases of marketable securities of $20.5 million. Net cash used in investing activities was $44.4 million in fiscal 2006, primarily related to capital expenditures for new store openings and existing store renovations of $22.2, the acquisition of the Fast Forward stores for $16.5 million and net purchases of marketable securities of $5.7 million.

        Net cash used by financing activities in fiscal 2008 was $5.3 million primarily related to short term use of bank funds partially offset by proceeds from stock option exercise and associated tax benefits. Net cash provided by financing activities in the fiscal 2007 was $20.7 million, primarily related to proceeds from stock option exercise and associated tax benefits. Net cash provided by financing activities in fiscal 2006 was $13.6 million, primarily related to proceeds from stock option exercise and the associated tax benefit and short term use of bank funds.

        We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A. The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million. The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 31, 2009 or February 2, 2008. The Company had open letters of credit outstanding under our secured revolving credit facility of $0.3 million at January 31, 2009 and approximately $0.5 million at February 2, 2008. The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (3.25% at January 31, 2009) minus 0.50% or the LIBOR rate (2.00% at January 31, 2009), plus 1% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a minimum net income after taxes of $1.00 for any trailing twelve month period, a maximum total liabilities divided by tangible net worth of 1.15 and a minimum quick asset ratio of 1.0. Our two most restrictive covenants are our quick asset ratio that essentially precludes us from borrowing to the extent we were to have no cash, marketable securities or accounts receivable and our net income covenant that requires us make at least $1.00 in net income after taxes for any trailing twelve month period. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 31, 2009.

        It is our intention to enter into a new credit agreement with a financially sound banking institution prior to the expiration of the existing agreement Wells Fargo HSBC Trade Bank, N.A.

Contractual Obligations and Commercial Commitments

        There was no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended January 31, 2009. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations and the amount of those payments due in future periods as of January 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$326,488	$38,020	$79,394	$74,342	$134,732
Purchase Obligations	40,922	40,922	—	—	—
Letters of Credit	338	338	—	—	—

	$367,748	$79,280	$79,394	$74,342	$134,732

        We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or "percentage rent") if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $31.9 million, $43.5 million and $52.9 million for fiscal 2006, 2007, and 2008, respectively. At January 31, 2009, we had outstanding purchase orders to acquire merchandise from vendors for approximately $40.0 million. We have an option to cancel these commitments with no notice prior to shipment. At January 31, 2009, we had approximately $0.3 million of letters of credit outstanding.

Off-Balance Sheet Obligations

        Our only off-balance sheet contractual obligations and commercial commitments as of January 31, 2009 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles "GAAP." We presently do not have any non-cancelable purchase commitments. At January 31, 2009 we had outstanding purchase orders to acquire merchandise from vendors for approximately $40.0 million. These purchases are expected to be financed by cash flows from operations and borrowings under our revolving credit facility. We have an option to cancel these commitments with no notice prior to shipment. At January 31, 2009 we had approximately $0.3 million of letters of credit outstanding under our revolving credit facility.

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

Quantitative and Qualitative Disclosures About Market Risk

        See discussion in Item 7A—"Quantitative and Qualitative Disclosures About Market Risk."

Critical Accounting Policies and Estimates

        In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the consolidated financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, prepaid assets, goodwill and certain liabilities. See Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. We believe our most critical accounting estimates and assumptions are in the following areas:

        Revenue recognition and sales returns reserve.    We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Revenue is not recorded on purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise.

        Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered ("gift card breakage"). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. We offer a return policy of 30 days and the estimated sales return reserve is based on projected merchandise returns determined through the use of historical average return percentages. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

        Valuation of merchandise inventories.    We carry our merchandise inventories at the lower of cost or market. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to our customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross margin. These write-downs may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

        We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and paperwork errors. The estimate for the shrinkage reserve is calculated based on historical percentages and can be affected by changes in merchandise mix and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve. However, if actual physical inventory losses differ significantly from our estimate, our operating results could be adversely affected.

        Impairment of Leasehold Improvements and Equipment.    We review leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values. Declines in projected store cash flow could result in the impairment of assets. In fiscal 2008 we took a charge for leasehold improvement impairment of $812,000 based on projected performance of five stores. If our sales and margins decline in fiscal 2009 and beyond additional impairment charges could occur. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculated leasehold improvements and equipment impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

        Other-Than-Temporary Impairment of Investments.    We will record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available such as analyst reports, applicable industry data and other pertinent information, and assess our ability to hold the security for the foreseeable future. The investment would be written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current carrying value, possibly requiring an additional impairment charge in the future. Any other-than-temporary impairment charge could materially affect our results of operations.

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

        Income Taxes.    As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the use of the asset and liability method and involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of January 31, 2009. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

        To determine the fair value of our share-based issuances, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the "expected term"), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

        We calculate a weighted-average expected term using the "simplified method" under the provisions of SAB 107. The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options. We use a historical volatility as we believe that this is representative of future stock price trends. Estimated forfeitures are calculated based on historical experience. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

        We recorded $4.4 million of total stock-based compensation expense for the year ended January 31, 2009 of which $0.5 was attributable to the Board of Directors as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant. This charge had no impact on our reported cash flows.

        At January 31, 2009 there was $8.6 million of total unrecognized compensation cost related to unvested stock awards of which $0.2 was attributable to the Board of Directors. This cost is expected to be recognized on a weighted-average basis over a period of approximately three to eight years.

        We account for unvested stock-based employee compensation arrangements granted prior to our initial public offering on the intrinsic value method as allowed by SFAS 123(R).

        Goodwill.    We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows of reporting units. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses. In this process, a fair value for goodwill is estimated and compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

        The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend.

Recently Issued Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. SFAS 157-2, which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. SFAS 157-2. We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No, 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes," such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders' equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on the consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on the consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." This statement will not have an impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP No. SFAS 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP 157-3 clarifies the application of

SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has adopted FSP 157-3 effective with the financial statements ended November 1, 2008. The adoption of FSP 157-3 had no impact on the Company's consolidated financial statements for the year ended January 31. 2009.

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

        During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interests at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At January 31, 2009 we had no borrowings outstanding under our credit facility. We are not a party to any derivative financial instruments. Fluctuations in interest rates did not have a material effect on the results of operations in fiscal 2008.

Interest Rate Risk

        Our earnings are affected by changes in market interest rates as a result of our short-term and long-term investments in tax-exempt U.S. treasuries, municipal bonds, taxable agency bonds, and auction rate securities, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. We also invest in long-term agency bonds. If our current portfolio average yield rate decreases by 10% in fiscal 2009, our income before taxes will decrease by approximately $0.2 million. Our current expectation is that our investment yields will be lower in 2009 due to historically low interest rates. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances. These analyses do not consider the effects of the reduced level of overall investments that could happen in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our investments structure.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in "Index to the Consolidated Financial Statements," under "Part IV, Item 15" of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2009 our disclosure controls and procedures were effective.

        Changes in Internal Control Over Financial Reporting.    There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of Zumiez Inc. internal control over financial reporting as of January 31, 2009 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm, as stated in their report which appears herein.

        Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part III, Item 15, "Exhibits and Consolidated Financial Statements."

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors and nominees for directorship is presented under the headings "Election of Directors," in our definitive proxy statement for use in connection with our 2009 Annual Meeting of Shareholders (the "Proxy Statement") that will be filed within 120 days after our fiscal year ended January 31, 2009 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading "Executive Officers" in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company's Audit Committee and Governance Committee is set forth under the heading "Corporate Governance" in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accounting fees and services is presented under the heading "Fees Paid to Independent Registered Public Accounting Firm for Fiscal Year 2008 and 2007" in our Proxy Statement, and is incorporated herein by this reference thereto.

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

        The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. Management's assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of January 31, 2009.

        The effectiveness of Zumiez Inc. internal control over financial reporting as of January 31, 2009 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm, as stated in their report which appears herein.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/s/ RICHARD M. BROOKS, Jr. Signature		3/23/09 Date
By:	Richard M. Brooks, Jr., Chief Executive Officer, Director
/s/ TREVOR S. LANG Signature		3/23/09 Date
By:	Trevor S. Lang, Chief Financial Officer and Secretary (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS D. CAMPION Signature Thomas D. Campion, Chairman	3/23/09 Date
/s/ DAVID DEMATTEI Signature David DeMattei, Director	3/23/09 Date
/s/ GERALD F. RYLES Signature Gerald F. Ryles, Director	3/23/09 Date
/s/ WILLIAM M. BARNUM, JR. Signature William M. Barnum, Jr., Director	3/23/09 Date
/s/ JIM WEBER Signature Jim Weber, Director	3/23/09 Date
/s/ MATTHEW L. HYDE Signature Matthew L. Hyde, Director	3/23/09 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zumiez Inc.

        We have audited Zumiez Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Zumiez Inc. maintained effective internal control over financial reporting as of January 31, 2009, in all material respects, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the periods ended January 31, 2009, February 2, 2008 and February 3, 2007 and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 20, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 3, 2007, February 2, 2008, and January 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zumiez Inc.

        We have audited the accompanying consolidated balance sheets of Zumiez Inc. as of January 31, 2009 and February 2, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the periods ended January 31, 2009, February 2, 2008 and February 3, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zumiez Inc. as of January 31, 2009 and February 2, 2008 and the results of its operations and its cash flows for the periods ended January 31, 2009, February 2, 2008 and February 3, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2 and 5 to the consolidated financial statements, on February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2009 expressed an unqualified opinion.

/s/ Moss Adams LLP

Seattle, Washington
March 20, 2009

ZUMIEZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 2, 2008	January 31, 2009
Assets
Current assets
Cash and cash equivalents	$11,945	$33,057
Marketable securities	64,587	45,525
Receivables	4,775	4,555
Inventory	48,721	51,974
Prepaid expenses and other	4,440	5,614
Deferred tax assets	1,089	2,588

Total current assets	135,557	143,313
Leasehold improvements and equipment, net	65,937	73,932
Goodwill and other intangibles	13,154	13,236
Marketable securities—long term	—	1,767
Deferred tax assets	1,447	1,101

Total long-term assets	80,538	90,036
Total assets	$216,095	$233,349

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$19,672	$15,909
Book overdraft	7,384	—
Accrued payroll and payroll taxes	5,097	4,739
Income taxes payable	47	238
Current portion of deferred rent and tenant allowances	2,136	2,735
Other accrued liabilities	9,060	7,600

Total current liabilities	43,396	31,221
Long-term deferred rent and tenant allowances, less current portion	18,097	24,177

Total liabilities	61,493	55,398
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,002,852 shares issued and outstanding at February 2, 2008, 29,533,067 shares issued and outstanding at January 31, 2009	69,297	75,789
Accumulated other comprehensive income	464	117
Retained earnings	84,841	102,045

Total shareholders' equity	154,602	177,951
Total liabilities and shareholders' equity	$216,095	$233,349

See acccompanying notes to consolidated financial statements

 ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Net sales	$298,177	$381,416	$408,669
Cost of goods sold	189,959	244,429	274,134

Gross profit	108,218	136,987	134,535
Selling, general and administrative expenses	75,774	98,042	109,927

Operating profit	32,444	38,945	24,608
Interest income, net	1,178	1,722	2,059
Other income (expense)	(16)	3	36

Earnings before income taxes	33,606	40,670	26,703
Provision for income taxes	12,750	15,344	9,499

Net income	$20,856	$25,326	$17,204

Basic net income per share	$0.76	$0.89	$0.59

Diluted net income per share	$0.73	$0.86	$0.58

Weighted average shares used in computation of earnings per share:
Basic	27,542,891	28,608,818	29,126,889
Diluted	28,703,037	29,322,337	29,694,112

See accompanying notes to consolidated financial statements

ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock			Other Comprehensive Income (Loss)
			Employee Stock Options		Retained Earnings
	Shares	Amount				Total
Balance at January 28, 2006	27,259	$34,770	$260	$(5)	$38,659	$73,684

Exercise of common stock options, including tax benefit of $6,822	622	8,228	—	—	—	8,228
Stock based compensation	—	2,313	(260)	—	—	2,053
Unrealized (losses), net	—	—	—	(9)	—	(9)
Net income	—	—	—	—	20,856	20,856

Balance at February 3, 2007	27,881	45,311	—	(14)	59,515	104,812

Exercise of common stock options, including tax benefit of $16,527	1,122	19,417	—	—	—	19,417
Stock based compensation	—	4,569	—	—	—	4,569
Unrealized gains, net	—	—	—	478	—	478
Net income	—	—	—	—	25,326	25,326

Balance at February 2, 2008	29,003	69,297	—	464	84,841	154,602

Exercise of common stock options, including tax benefit of $1,173	530	2,102	—	—	—	2,102
Stock based compensation	—	4,390	—	—	—	4,390
Unrealized (losses), net of tax of $213	—	—	—	(347)	—	(347)
Net income	—	—	—	—	17,204	17,204

Balance at January 31, 2009	29,533	$75,789	$—	$117	$102,045	$177,951

See accompanying notes to consolidated financial statements

 ZUMIEZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Cash flows from operating activities:
Net income	$20,856	$25,326	$17,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,499	14,762	19,470
Deferred tax expense	(1,306)	(1,826)	(1,221)
Stock-based compensation expense	2,053	4,569	4,390
Loss on disposal of assets	132	119	271
Impairment of long-lived asets	—	—	812
Loss (Gain) from sales of marketable securities, net	17	(2)	(36)
Excess tax benefit from stock options	(6,822)	(16,527)	(1,173)
Changes in operating assets and liabilities:
Receivables	(1,309)	448	220
Inventory	(198)	(6,564)	(3,253)
Prepaid expenses and other	(2,713)	(847)	(1,174)
Trade accounts payable	(3,371)	(4,492)	(3,763)
Accrued payroll and payroll taxes	330	313	(358)
Income taxes payable	10,112	9,976	1,364
Other accrued liabilities	1,506	2,244	(1,460)
Deferred rent and tenant allowances	4,409	6,787	7,044

Net cash provided by operating activities	34,195	34,286	38,337

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(22,160)	(30,722)	(28,349)
Acquisitions, net of cash acquired	(16,542)	—	—
Purchases of marketable securities	(157,433)	(143,957)	(82,607)
Sales and maturities of marketable securities	151,785	123,459	99,013

Net cash used in investing activities	(44,350)	(51,220)	(11,943)

Cash flows from financing activities:
Change in book overdraft	6,083	1,301	(7,384)
Payments on revolving credit facility	(732)	—	—
Proceeds from exercise of stock options	1,406	2,890	929
Excess tax benefit from stock options	6,822	16,527	1,173

Net cash provided by (used in) financing activities	13,579	20,718	(5,282)

Net increase in cash and cash equivalents	3,424	3,784	21,112
Cash and cash equivalents, beginning of period	4,737	8,161	11,945

Cash and cash equivalents, end of period	$8,161	$11,945	$33,057

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$—	$4	$11
Cash paid during the period for income taxes	4,027	7,324	9,422
Non-cash operating activity—dispositon of gift card breakage liability	—	303	—
Non-cash investing activity—acquisition costs in other accrued liabilities	—	250	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature and Ownership of Business and Basis of Presentation

        Nature of Business—Zumiez Inc. (the "Company") is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 31, 2009 the Company operated 343 stores primarily located in shopping malls, giving the Company a presence in 31 states. The Company's stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or "BMX") and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers' activities and interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

        Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry that result in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2007 and fiscal 2008 were 52-week periods ended February 2, 2008 and January 31, 2009 respectively. Fiscal 2006 was a 53-week period ended February 3, 2007.

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

        Revision to Previously Issued Statements of Cash Flows—Prior to fiscal 2007 the Company classified tenant allowances received from landlords as a reduction of leasehold improvements and equipment in the cash flows from investing activities section of the consolidated statements of cash flows. The appropriate classification is to include tenant allowances in deferred rent, which is included in net cash provided by operating activities. For the fiscal year ended February 3, 2007 we corrected the classification of tenant allowances in the consolidated statement of cash flows. The effect of this adjustment was to increase cash used in investing activities and to increase net cash flow provided by operating activities by $4.3 million for fiscal 2006. There was no impact on the net increase in cash and cash equivalents on the consolidated statement of cash flows. The Company has determined these adjustments were not material and has properly classified tenant allowances in the statement of cash flows for the fiscal year ended February 3, 2007.

2. Summary of Significant Accounting Policies

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and accrued liabilities. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical and dental insurance reserve and the expected useful lives of fixed assets. Actual results could differ from those estimates.

        Concentration of Risk—The Company maintains its cash and cash equivalents in accounts with major financial institutions in the United States of America, in the form of demand deposits, certificates of deposits and money market accounts. Deposits in this bank may exceed the amounts of federal deposit insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company's accounts receivable are substantially comprised of credit card purchases from customers and are typically settled within two to three days.

        Restricted Cash—At January 31, 2009 the Company had no restricted cash. At February 2, 2008 the Company had $250,000 of restricted cash held in escrow related to the fiscal 2006 acquisition of twenty stores from Fast Forward.

        Marketable Securities—At January 31, 2009 and February 2, 2008, marketable securities, classified as available for sale, were $47.3 million and $64.6 million, respectively, and consisted of state and local municipal, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days. As of January 31, 2009, we had $1.8 million invested, net of temporary impairment charge of $0.2 million, in auction rate securities which are classified as long term available-for-sale marketable securities on our consolidated balance sheet.

        Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets, that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves. These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose credit rating is Baa1 by Moody's Investors Services. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in our consolidated balance sheet as "accumulated other comprehensive income." If we deem these losses to be other than temporary we will realize these loses in our statement of operations. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Receivables—At January 31, 2009 and February 2, 2008, receivables include, tenant allowances receivable, credit cards receivable, interest receivable, employee receivables and other.

	Fiscal Year Ended
	February 2, 2008	January 31, 2009
Tenant allowances receivable	$1,334	$901
Credit cards receivable	2,108	1,884
Interest receivable	557	418
Employee receivables	257	410
Vendor credits	324	483
Other receivables	175	459

	$4,755	$4,555

        The company does not extend credit to its customers except through independent third-party credit cards which are generally collected in several business days.

        Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to the Company's best estimate of their net realizable value. The Company's decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than the Company's estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant to the Company. We have reserved for inventory as of January 31, 2009 and February 2, 2008 in the amounts of approximately $3.6 million and $3.0 million, respectively. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. The inventory related to these reserves is not marked up in subsequent periods.

        Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation utilizing the straight-line method over the assets' estimated useful lives. The useful lives of our major classes of assets are as follows:

Leasehold improvements	Lesser of 7 years or the term of the lease
Fixtures	3 to 7 years
Computer equipment, software, store equipment & other	3 - 5 years

        The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        During the fourth quarter of fiscal 2008, management performed a review of the carrying value of long-lived assets conducted in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of long-Lived Assets." The review revealed that five stores were underperforming in fiscal 2008. Accordingly, a non-cash impairment charge of $812,000 was included in selling, general and administrative expenses for the 2008 fiscal year.

        Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instrument" ("SFAS No. 107"), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 31, 2009 and February 2, 2008 the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, excluding auction rate securities described below, approximate the fair value because these financial instruments have floating interest rates which reflect current market conditions.

        Statement of Financial Accounting Standards No. 157 "Fair Value Measurements." defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In October 2008, the FASB, issued FSP No. SFAS 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. "FSP 157-3 clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Contractual maturities of investments underlying our available-for-sale securities at January 31, 2009 included $1.8 million in auction rate securities, net of $0.2 million temporary impairment. Based on current market conditions, auctions related to these securities may be unsuccessful at the scheduled auctions in fiscal 2009. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company does not amortize goodwill derived from purchase business combinations. The Company evaluates the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. There was no impairment of goodwill in the 2008, 2007 and 2006 fiscal years.

        Other Accrued Liabilities—At January 31, 2009 and February 2, 2008 other liabilities consisted of the following:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009
Accrued Payables	$3,475	$2,564
Gift cards payable	3,033	3,061
Accrued sales tax	1,793	1,425
Other current liabilities	759	550

	$9,060	$7,600

        Income Taxes—The provision for income taxes includes both current and deferred tax expenses. Current tax expense is the amount associated with current operating results. The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Comprehensive Income—Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for fiscal 2008, 2007 and 2006 was $17.3 million, $ 25.8 million and $20.8 million, respectively comprised of net income plus or (minus) net unrealized gains or (losses) on our available-for-sale securities.

        Revenue Recognition—Sales are recognized upon purchase at the Company's retail store locations or upon shipment for orders placed through the Company's website as both title and risk of loss have transferred. Taxes collected from the Company's customers are and have been recorded on a net basis. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered ("gift card breakage"). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. The Company reports shipping revenues and costs within sales and cost of goods sold, respectively. The Company accrues for estimated sales returns by customers based on historical sales return results. The allowance for sales returns as of January 31, 2009, February 2, 2008 and February 3, 2007 was approximately $282,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

$279,000 and $275,000, respectively. The Company offers a return policy of 30 days. The Company has the right to assess gift card dormancy fees in certain states, but has historically not done so.

        The Company entered into an agreement with an independent third party that assumed the unredeemed liability for gift cards that had not yet reached the statutory term for unclaimed property. As a result of the agreement, certain third-party claims on unredeemed gift cards for the State of Delaware have been removed, thus allowing the company to recognize additional revenue of approximately $303,000 in fiscal 2007.

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

        The Company presents its merchandise assortment as a percentage of net sales for the following categories: "Men's," which includes men's apparel; "Women's," which includes women's apparel; and "Accessories and Other," which includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for each of the aforementioned categories for fiscal 2006, fiscal 2007 and fiscal 2008 was as follows:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Men's	31.9%	32.4%	30.6%
Women's	15.4%	15.4%	14.2%
Accessories and Other	52.7%	52.2%	55.2%

Total	100.0%	100.0%	100.0%

        Cost of Goods Sold—Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of sales also includes markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. This may not be comparable to the way in which the Company's competitors or other retailers compute their cost of goods sold. In fiscal 2006 the Company reported shipping costs on ecommerce sales in selling, general and administrative expense. During 2007 the Company reclassified these costs to costs of goods sold. For fiscal 2006 the company reclassified approximately $349,000 of these costs from selling, general and administrative expense to cost of goods sold to conform to fiscal 2007 presentation. The Company does receive insignificant amounts of cash consideration from vendors which have been reported as a reduction of expenses or inventory on hand as the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors' products.

        With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold. For fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, the Company incurred shipping costs related to ecommerce sales of approximately $799,000, $534,000 and $349,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at the home office and stores, facility expenses, training, and advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which the Company's competitors or other retailers compute their selling, general and administrative expenses.

        Advertising—The Company expenses advertising costs as incurred. Advertising expenses are net of sponsorships. Advertising expense was approximately $763,000, $748,000 and $651,000 in fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

        Stock Compensation—The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors. The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period.

        The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	35.0%	53.4%	55.4%
Average expected life (in year):
Expected lives—Eight years	6.38	6.38	7.25
Expected lives—Five years	6.00	6.00	6.50
Average risk-free interest rate	4.77%	4.55%	2.77%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's stock option activity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 (in thousands except weighted-average exercise price):

	Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at January 28, 2006	2,812	$1.95
Granted	517	$27.91
Exercised	(611)	$1.37
Forfeited	(43)	$23.13

Outstanding at February 3, 2007	2,675	$6.76
Granted	515	$36.54
Exercised	(1,095)	$2.05
Forfeited	(137)	$17.55

Outstanding at February 2, 2008	1,958	$16.29
Granted	160	$14.25
Exercised	(211)	$2.46
Forfeited	(114)	$28.20

Outstanding at January 31, 2009	1,793	$17.13

Exercisable at January 31, 2009	712	$11.37

        During the fiscal year ended January 31, 2009 the Company granted 160,000 stock options with a Black-Scholes weighted average fair value of $7.89 and a weighted average exercise price of $14.25. In connection with these grants of stock options, the Company recognized approximately $509,400 in stock-based compensation expense during the fiscal year ended January 31, 2009.

        The following table summarizes the Company's restricted stock activity for the year ended January 31, 2009, and February 2, 2008 (in thousands except weighted-average exercise price):

	Restricted Stock	Grant Date Weighted Average Exercise Price	Intrinsic Value (1)
Outstanding February 3, 2007	—	—	$—
Granted	16	$37.19	—

Outstanding at February 2, 2008	16	$37.19	320,640

Granted	333	$14.52	—
Vested	(5)	$37.54	—
Forfeited	(59)	$14.05	—

Outstanding at January 31, 2009	285	$15.49	$2,034,053

(1)
Intrinsic value for restricted stock awards is defined as the market value on the last business day of the fiscal year. The market value was $20.04 at February 2, 2008 and $7.15 at January 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        During the year ended January 31, 2009, the Company granted approximately 333,000 shares of restricted stock with a weighted average fair market value on the date of grant of $14.52 per share. In connection with these grants, the Company recognized approximately $828,000 in stock-based compensation expense during the year ended January 31, 2009 of which approximately $155,000 was attributable to the Board of Directors.

        During the year ended January 31, 2009, the Company issued 40,000 shares of performance-based restricted stock based upon predetermined earnings milestones. The performance-based milestones were not met, the restricted stock did not vest, and any compensation expense we had recognized to date was reversed.

        The Company recorded approximately $4.4 million, $4.6 million and $2.1 million of total stock-based compensation expense for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, of which approximately $0.5 million, $0.8 million and $0.3 million, respectively, was attributable to the Board of Directors. The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant. This charge had no impact on the Company's reported cash flows. For the years ended January 31, 2009, February 2, 2008, and February 3, 2007, the Company recorded approximately $0.2 million each year, respectively, in stock based compensation expense pursuant to APB 25. At January 31, 2009 and February 2, 2008, there was approximately $8.6 million and $9.2 million, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.2 million and $0.5 million respectively, was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

        Net Income per Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company's common stock during the period reported. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 814,000, 130,000 and 40,000 for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

        Merchandise Risk—The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

  Recent accounting pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141No. (R),") which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes," such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders' equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material effect on its consolidated financial statements.

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. SFAS 157-2, which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. SFAS 157-2. We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on the consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of this statement will not have an impact on the Company's consolidated financial statements.

        In October 2008, the FASB, issued FSP No. SFAS 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP 157-3 clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has adopted FSP 157-3 effective with the financial statements ended November 1, 2008. The adoption of FSP 157-3 had no impact on the Company's consolidated financial statements.

3. Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

        The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	January 31, 2009
	Estimated Fair Value	Unrealized Gains	Unrealized Losses
Cash and cash equivalents:
Cash	$33,057	$—	$—

Total cash and cash equivalents	33,057	—	—

Investments with a maturity dates less than twelve months:
Treasury and agency securities	8,389	38	—
State and local government securities	21,384	92	—

Total maturities less than twelve months	29,773	130	—

Investments with a maturity date greater than twelve months:
State and local government securities (a)	17,519	157	(170)

Total maturities greater than twelve months	17,519	157	(170)

Total	$80,349	$287	$(170)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Cash and Cash Equivalents (Continued)

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Net Unrealized Gains	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value
January 31, 2009
Treasury and agency securities	$38	$8,389	$—	$—
State and local government securities (a)	92	21,384	(13)	17,519

Total	130	29,773	(13)	17,519

February 2, 2008
State and local government securities	233	47,788	231	16,799

Total	$233	$47,788	$231	$16,799

(a)
There is approximately $1.8 million of marketable securities, net of $0.2 million unrealized holding loss, that have been in a continuous loss position for longer than twelve months as of January 31, 2009.

4. Leasehold Improvements and Equipment

        Leasehold improvements and equipment consist of the following:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009
	(In thousands)
Leasehold improvements	$68,669	$82,167
Fixtures	35,674	43,983
Computer equipment, software, store equipment and other	10,125	11,857

Leasehold improvements and equipment, at cost	114,468	138,007
Less accumulated depreciation	(48,531)	(64,075)

Leasehold improvements and equipment, net	$65,937	$73,932

        Depreciation expense on leasehold improvements and equipment was $18.8 million, $14.6 million, and $10.4 million for fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements

        Effective February 3, 2008 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), as clarified by FSP FAS No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities;

  •
  Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

  •
  Level 3—Inputs that are unobservable.

        In October 2008, the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:

  •
  How the reporting entity's own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

  •
  How available observable inputs in a market that is not active should be considered when measuring fair value.

  •
  How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value

        The following table summarizes assets measured at fair value on a recurring basis at January 31, 2009, as required by SFAS 157:

	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities	$—	$45,525	$1,767

        The $1.8 million in Level 3 marketable securities represents two $1.0 million auction rate securities net of temporary impairment charge of $0.2 million. One of these $1.0 million securities failed to sell at its scheduled auction in March 2008. The interest rate of this security reset to a tax-free rate of 6.55%. In May 2008, the remaining $1.0 million security failed to sell at its scheduled auction. The interest rate of this security was reset to a tax-free rate of 3.20%. The next scheduled auction for these securities is in fiscal 2009. Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method based on numerous assumptions including assessments of the underlying structure of each security, expected cash flows, credit ratings, liquidity and other relevant factors during the first quarter of fiscal 2008. Accordingly, these securities are classified as Level 3 within SFAS 157's valuation hierarchy since the Company's initial adoption of SFAS 157 at February 3, 2008. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements (Continued)

        As a result of the temporary declines in fair value for the Company's auction rate securities, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.2 million to accumulated other comprehensive income in the consolidated balance sheet as of January 31, 2009. The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate securities until liquidity returns to the market. If it is later determined that the fair value of these securities is other than temporarily impaired, the Company will record a loss in the consolidated statement of operations. Due to the Company's belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying consolidated balance sheet as of January 31, 2009.

        The $45.5 million in Level 2 marketable securities includes high credit money market accounts, US treasuries, US government agency securities, certificates of deposit, and municipal bonds traded in the over-the-counter market. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

        The following table presents the changes in the Level 3 fair-value category for the year ended January 31, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	February 2, 2008	Transfers in and/or out of Level 3	Total unrealized loss included in Accumulated Comprehensive Income	January 31, 2009
	(in thousands)
Marketable securities	$—	$2,000	$(233)	$1,767

6. Revolving Credit Facility

        We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A. The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million. This facility replaces our $20.0 million secured revolving credit facility with Bank of America, N.A., which terminated effective August 31, 2006. The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 31, 2009 or February 2, 2008. The Company had open letters of credit outstanding under our secured revolving credit facility of approximately $0.3 million at January 31, 2009 and approximately $0.5 million at February 2, 2008. The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (3.25% at January 31, 2009) minus 0.50% or the LIBOR rate (2.00% at January 31, 2009), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Revolving Credit Facility (Continued)

a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, minimum net income after taxes, maximum total liabilities divided by tangible net worth and minimum quick asset ratio. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 31, 2009.

7. Income Taxes

        During fiscal 2007, we adopted the provisions of FIN No. 48. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 states that a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest recognized in accordance with this Interpretation may be classified in the financial statements as either income taxes or interest expense, based on the accounting policy election of the enterprise. The Company has elected to classify any interest expense recognized under this Interpretation as income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's U.S. federal income tax returns are no longer subject to examination for years before fiscal 2006.

        The components of deferred income taxes are:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009
	(In thousands)
Deferred tax assets
Deferred rent	$7,808	$9,942
Inventory	2,131	2,133
Employee benefits, including stock based compensation	2,742	4,424
Other	456	394

Total deferred tax assets	13,137	16,893

Deferred tax liabilities;
Property and equipment	(8,016)	(11,642)
Goodwill	(773)	(1,069)
Prepaid expenses	(1,812)	(421)
Other	—	(72)

Total deferrred tax liabilities	(10,601)	(13,204)

Net deferred tax asset	$2,536	$3,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The components of the provision (benefit) for income taxes are:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
	(In thousands)
Current
Federal	$11,870	$14,554	$9,164
State	2,195	2,616	1,556

Total current	14,065	17,170	10,720

Deferred
Federal	(1,110)	(1,550)	(1,147)
State	(205)	(276)	(74)

Total deferred	(1,315)	(1,826)	(1,221)

Provision for income taxes	$12,750	$15,344	$9,499

        The reconciliation of the income tax provision at the U.S. federal statutory rate to the Company's effective income tax rate is as follows for the fiscal year ended:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.8	3.7	3.6
Permanent differences	(0.7)	(1.1)	(1.9)
Other	(0.2)	0.1	(1.1)

Effective Tax Rate	37.9%	37.7%	35.6%

8. Equity Awards

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

        During fiscal 2004 the Company adopted the 2004 Stock Option Plan (the "2004 Plan") to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by the 2004 Plan Committee of the Company's board of directors. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Equity Awards (Continued)

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

        During fiscal 2004 the Company issued stock options to certain employees with exercise prices below the fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded stock-based compensation for the difference between the exercise price of the stock options and the fair market value of the Company's stock at the grant date. During fiscal 2008, 2007 and 2006, the Company recorded stock-based compensation of approximately $0.2 million each year, respectively, related to these options. Stock-based compensation expense is currently recognized over the vesting period of the awards, generally five to eight years. Excluding the impact of the adoption of FAS 123R, future compensation expense to be recognized through fiscal 2013 associated with these grants will be $0.2 million.

        There were 160,000, 515,000 and 517,600 stock options granted during fiscal years 2008, 2007 and 2006, respectively. In addition the Company issued 332,783 shares of restricted stock in fiscal 2008 and 16,000 shares of restricted stock in fiscal 2007. As of January 31, 2009 and February 2, 2008 there were 1,247,658 and 914,100 options to purchase shares of common stock and restricted stock issued and outstanding under the 2005 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Equity Awards (Continued)

        The following table summarizes information concerning outstanding and exercisable options at January 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$ 1.09	152,144	0.3	152,144
$ 1.78	311,094	2.6	203,500
$ 3.87	366,940	5.6	140,208
$14.00-18.50	160,000	9.1	—
$24.89-27.31	305,900	7.1	84,567
$30.52-33.59	50,000	7.4	33,335
$35.85-39.05	432,275	8.2	96,290
$41.15-41.86	15,000	8.6	1,875

Total	1,793,353		711,919

9. Related Party Transactions

        The Company committed charitable contributions to Zumiez Foundation of approximately $368,000 in fiscal 2008, $581,000 in fiscal 2007 and $537,000 in fiscal 2006. The Company has accrued charitable contributions payable to Zumiez Foundation for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 of approximately $250,000, $738,000 and $485,000, respectively. Zumiez Foundation is a charitable based nonprofit organization focused on meeting the various needs of the under-privileged in communities where the Company has retail stores. The Company's Chairman of the Board is also the President of Zumiez Foundation.

10. Commitments and Contingencies

        Leases—The Company is committed under operating leases for all of its retail store locations. In addition to minimum future lease payments, substantially all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. In September 2006 the Company entered into a lease agreement for a combined home office and distribution center and an additional 37,000 square feet of warehouse space. This lease agreement terminated and replaced the original fiscal 2004 lease with the Landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. The Company expenses escalated percentage rent payments in the period they become known.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

        Total rent expense, base rent and contingent rent for the three years ended January 31, 2009, February 2,2008 and February 3, 2007 (in thousands) are as follows:

	Fiscal Year Ended
	February 3, 2007	February 2, 2008	January 31, 2009
Base Rent Expense	$17,692	$24,931	$31,772
Contingent and Other Rent Expense	14,205	18,548	21,101

Total Rent Expense	$31,897	$43,479	$52,873

        Future minimum commitments (in thousands) on all leases at January 31, 2009 are as follows:

	Retail Stores	Home Office	Total
Fiscal 2009	$37,245	$775	$38,020
Fiscal 2010	39,365	795	40,160
Fiscal 2011	38,418	816	39,234
Fiscal 2012	36,690	847	37,537
Fiscal 2013	35,936	869	36,805
Thereafter	131,587	3,145	134,732

	$319,241	$7,247	$326,488

        Purchase Commitments—The Company had outstanding purchase orders to acquire merchandise from vendors for approximately $40.0 million and $59.6 million at January 31, 2009 and February 2, 2008, respectively. These purchases are expected to be financed by cash flows from operations, cash reserves and, if needed, the Company's revolving credit facility. The Company has an option to cancel such commitments with no notice prior to shipment.

        Litigation—On December 10, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. A substantially similar complaint was filed in the same court on December 14, 2007. These cases, which were subsequently consolidated, purport to be brought on behalf of a class of purchasers of the Company's stock during the period March 14, 2007 to November 7, 2007. Plaintiffs filed a consolidated amended complaint on May 5, 2008, extending the class period to January 4, 2008, and alleging that the defendants violated the federal securities laws during this period of time by, among other things, making misrepresentations about the Company's projected financial results in order to artificially inflate the Company's stock price. Plaintiffs are seeking compensatory damages in an unspecified amount, interest, and an award of attorneys' fees and costs.

        On July 21, 2008, defendants filed a motion to dismiss the amended complaint. Plaintiffs opposed that motion on September 19, 2008 and defendants filed their reply on October 20, 2008. The motion is fully briefed and oral argument has been requested but not scheduled.

        In addition, on December 20, 2007, a shareholder derivative action was filed in the Superior Court of the State of Washington (Snohomish County), allegedly on behalf of and for the benefit of the Company, against certain of the Company's current and former directors and officers. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

was named as a nominal defendant. The derivative complaint is based on the same allegations of fact as in the securities class action, and claims that the defendant directors and officers breached fiduciary duties, abused their control, engaged in gross mismanagement, wasted corporate assets, unjustly enriched themselves, and engaged in insider trading. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses. Because the complaint is derivative in nature it does not seek monetary damages from the Company. However, the Company may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant directors and officers. Under the terms of its corporate bylaws and related indemnity agreements, the Company is obligated to indemnify all current and former officers and directors involved in civil, criminal, or investigative matters, in connection with their service. The Company is also obligated to advance fees and expenses, but only if the involved officer or director acted in "good faith." There is no limit on the indemnification payments the Company could be required to make under these provisions. At this time, the Company does not believe that any potential fees or expense arising from officer and director indemnification will be material.

        On April 28, 2008, Zumiez moved to dismiss the derivative complaint for failure to make a demand on Zumiez's Board of Directors. Plaintiff filed his response on June 27, 2008. Before Zumiez was to file its reply, it agreed with the plaintiff to stay the derivative action pending the outcome of the motion to dismiss in the federal securities action. On August 3, 2008 the court overseeing the derivative litigation approved the stay.

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

        Insurance Reserves—The Company is responsible for medical and dental insurance claims up to a specified aggregate amount. The Company maintains a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

        Employment Agreement—The Company has an employment agreement in place with a key employee. The agreement provides that if the Company terminates the employee's employment without cause or if he terminates his employment for good reason, the employee could be entitled to continue to receive his base salary for a time period not to exceed eighteen months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Goodwill and Other Intangible Assets

        In connection with the acquisition of Action Concepts Fast Forward, Ltd., on June 24, 2006 the Company recorded goodwill in accordance with SFAS No. 141 "Business Combinations." The Company had $250,000 of cash held in escrow that was payable to Action Concepts Fast Forward, Ltd as of February 2, 2008 and no restricted cash held for the year ended January 31, 2009. The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company will continue to assess, in accordance with our "goodwill" policy as stated in Note 2, whether goodwill is impaired.

        On September 16, 2008 the Company acquired the assets of an Island Snow store from Kodama Incorporated located in Honolulu, Hawaii. In connection with the purchase, the Company entered into a noncompetition agreement for which the Company paid $100,000, and recorded an intangible asset in accordance with SFAS No. 141 "Business Combinations." Under this agreement, Kodama Incorporated agreed not to compete with Zumiez for a period of two years. The Company will amortize the non-compete agreement over the term of the agreement.

12. Employee Benefit Plans

        The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. The Company's 401(k) matching and profit-sharing contributions are discretionary and are determined annually by the Company. The Company contributed $250,000 to the plan for each of the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

        The Company offers an Employee Stock Purchase Plan (the "ESPP") for eligible employees to purchase the Company's common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period. The ESPP provides for six month offering periods commencing on October 1 and April 1 of each year. Employees can contribute up to 15% of their pay but may not exceed $25,000 of aggregate stock value in a calendar year. The maximum number of shares an employee may purchase during an offering period is 2,000 shares. Employees are eligible to participate in the ESPP if they work at least 20 hours a week and at least five months in a calendar year.

13. Net Income per Share, Basic and Diluted

        Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, employee stock option funds held to acquire stock and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share includes options to purchase common stock where the option exercise price is greater than the average market price of the Company's common stock during the period reported. Total common stock options not included in the calculation of diluted earnings per share were 814,175, 130,000, and 40,000 for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Net Income per Share, Basic and Diluted (Continued)

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Fiscal Year ended
	February 3, 2007	February 2, 2008	January 31, 2009
Net income	$20,856	$25,326	$17,204
Weighted average common shares for basic net income per share	27,542,891	28,608,818	29,126,889
Dilutive effect of stock options and restricted stock	1,160,146	713,519	567,223

Weighted average common shares for diluted net income per share	28,703,037	29,322,337	29,694,112

Basic net income per share	$0.76	$0.89	$0.59

Diluted net income per share	$0.73	$0.86	$0.58

        Options to purchase 814,175 shares of common stock with a weighted average value of $32.54 per share were outstanding at the end of fiscal 2008 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the $14.53 average market price for the Company's common shares.

14. Subsequent Event—Pending Litigation

        A putative class action, Chandra Berg v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The action alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company's dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. The case has not yet been served on the Company.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2008
4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (file No. 333-122865)]
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
10.11
Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]
10.12
Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on October 4, 2006]
10.14
Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. dated September 1, 2006. [Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended October 28, 2006 as filed on December 8, 2006]
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
31.2
Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

        Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and are available at the SEC's website found at www.sec.gov.