Form 10-Q
period 2009-05-02
Zumiez Inc
filed 2009-05-29
CIK 1318008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Number of shares of Common Stock outstanding as of May 29, 2009 was 30,145,836 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	May 2, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,262	$33,057
Marketable securities	60,819	45,525
Receivables	5,917	4,555
Income tax receivable	1,879	—
Inventory	54,051	51,974
Prepaid expenses and other	5,972	5,614
Deferred tax assets	2,256	2,588
Total current assets	151,156	143,313

Leasehold improvements and equipment, net	75,702	73,932
Goodwill and other intangibles	13,223	13,236
Marketable securities - long-term	1,664	1,767
Deferred tax assets	1,680	1,101
Total long-term assets	92,269	90,036

Total assets	$243,425	$233,349

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$25,472	$15,909
Accrued payroll and payroll taxes	4,115	4,739
Income taxes payable	—	238
Current portion of deferred rent and tenant allowances	2,968	2,735
Other accrued liabilities	7,473	7,600
Total current liabilities	40,028	31,221

Long-term deferred rent and tenant allowances, less current portion	25,922	24,177
Total liabilities	65,950	55,398
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,116,063 shares issued and outstanding at May 2, 2009, 29,533,067 shares issued and outstanding at January 31, 2009	77,072	75,789
Accumulated other comprehensive income	16	117
Retained earnings	100,387	102,045
Total shareholders’ equity	177,475	177,951

Total liabilities and shareholders’ equity	$243,425	$233,349

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	May 2,	May 3,
	2009	2008
Net sales	$76,808	$78,702
Cost of goods sold	54,908	54,142
Gross profit	21,900	24,560

Selling, general and administrative expenses	25,338	22,934
Operating (loss) profit	(3,438)	1,626

Interest income, net	357	589
(Loss) earnings before income taxes	(3,081)	2,215

(Benefit) provision for income taxes	(1,423)	853
Net (loss) income	$(1,658)	$1,362

Basic net (loss) income per share	$(0.06)	$0.05

Diluted net (loss) income per share	$(0.06)	$0.05

Weighted average shares used in computation of (loss) earnings per share:
Basic	29,314,611	29,012,733

Diluted	29,314,611	29,352,350

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Accumulated Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Common stock issued including tax benefit of $339	583	685	—	—	685
Stock-based compensation expense	—	598			598
Unrealized losses, net of tax benefit of $62	—	—	(101)	—	(101)
Net loss				(1,658)	(1,658)
Balance at May 2, 2009	30,116	$77,072	$16	$100,387	$177,475

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net (loss) income	$(1,658)	$1,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,315	4,397
Deferred tax expense	(185)	(1,951)
Stock-based compensation expense	598	991
Loss on disposal of assets	1	23
Excess tax benefit from stock options	(339)	(50)
Changes in operating assets and liabilities:
Receivables	(1,362)	(1,540)
Inventory	(2,077)	(9,933)
Prepaid expenses and other	(358)	(375)
Trade accounts payable	9,563	14,097
Accrued payroll and payroll taxes	(624)	(1,325)
Income taxes payable/receivable	(1,778)	1,124
Other accrued liabilities	(127)	(1,154)
Deferred rent and tenant allowances	1,978	2,666
Net cash provided by operating activities	8,947	8,332

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(6,836)	(9,372)
Purchases of marketable securities	(28,091)	(34,100)
Sales and maturities of marketable securities	12,500	37,750
Net cash used in investing activities	(22,427)	(5,722)

Cash flows from financing activities:
Change in book overdraft	—	(7,384)
Proceeds from exercise of stock options	346	401
Excess tax benefit from stock options	339	50
Net cash provided by (used in) financing activities	685	(6,933)

Net decrease in cash and cash equivalents	(12,795)	(4,323)
Cash and cash equivalents, beginning of period	33,057	11,945
Cash and cash equivalents, end of period	$20,262	$7,622

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$—	$9
Cash paid during the period for income taxes	541	1,682

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of May 2, 2009, the condensed consolidated statements of operations for the three months ended May 2, 2009 and May 3, 2008, the condensed consolidated statement of changes in shareholders’ equity for the three months ended May 2, 2009 and the condensed consolidated statements of cash flows for the three months ended May 2, 2009 and May 3, 2008.

The financial data at January 31, 2009 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, and should be read in conjunction with the audited financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full year.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC, (collectively, “the Company”).  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and accrued liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical and dental insurance reserve and the expected useful lives of fixed assets.  Actual results could differ from those estimates.  The results of operations for the three months ending May 2, 2009 are not necessarily indicative of the results that might be expected for fiscal 2009.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2009.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of May 2, 2009, the Company operated 358 stores primarily located in shopping malls, giving the Company a presence in 31 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2008” was the 52-week period ended January 31, 2009.  The first three months of fiscal 2009 was the 13-week period ended May 2, 2009.  The first three months of fiscal 2008 was the 13-week period ended May 3, 2008.  “Fiscal 2009” is the 52-week period ending January 30, 2010.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Form 10-K filed on March 23, 2009.  Presented below in this note and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in that annual report.

Marketable Securities—At May 2, 2009, marketable securities, classified as available for sale, were $62.5 million and consisted of state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days.  As of May 2, 2009, we had $1.7 million invested, net of a temporary impairment charge of $0.3 million in auction rate securities, which are classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program.  However, the uncertainties in the credit markets, that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves.  These investments are fully collateralized by the United States government and are insured against loss of principal and interest by a bond insurer whose credit ratings is Ba3 by Moody’s Investors Services.  If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments.  Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary.  It is possible that further declines in fair value may occur and those declines, if any, would be recognized in our condensed consolidated balance sheet as “accumulated other comprehensive income.”  If we deem these losses to be other than temporary we will realize these losses in our condensed consolidated statement of operations.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investments.

Receivables— At May 2, 2009 and January 31, 2009 the receivables included the following:

	Fiscal Year Ended
	May 2, 2009	January 31, 2009
Tenant allowances receivable	$2,329	$901
Credit cards receivable	2,024	1,884
Interest receivable	788	418
Employee receivables	383	410
Vendor credits	194	483
Other receivables	199	459
	$5,917	$4,555

The Company does not extend credit to its customers except through independent third-party credit cards, which are generally collected in several business days.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit.  Historically, any additional write-downs have not been significant to the Company.  We have reserved for inventory as of May 2, 2009 and January 31, 2009 in the amounts of approximately $1.8 million and $3.6 million, respectively.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.  These reserve amounts are evaluated quarterly.  The inventory related to these reserves is not marked up in subsequent periods.

Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.  The useful lives of our major classes of assets are as follows:

Leasehold improvements	Lesser of 7 years or the term of the lease
Fixtures	3 – 7 years
Computer equipment, software, store equipment & other	3 – 5 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the condensed consolidated statement of operations.

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

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At May 2, 2009 and January 31, 2009, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, excluding auction rate securities described below, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In October 2008, the Financial Accounting Standards Board (“FASB”), issued Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Contractual maturities of investments underlying our available-for-sale securities at May 2, 2009 included $1.7 million in auction rate securities, net of $0.3 million temporary impairment.  Based on current market conditions, auctions related to these securities may be unsuccessful at the scheduled auctions.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

Other Accrued Liabilities—At May 2, 2009 and January 31, 2009 other accrued liabilities consisted of the following:

	Fiscal Year Ended
	May 2, 2009	January 31, 2009
Accrued Payables	$2,837	$2,564
Gift cards unredeemed	2,331	3,061
Accrued sales tax	1,741	1,425
Other current liabilities	564	550
	$7,473	$7,600

Cost of Goods Sold— Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs.  Our cost of sales also includes markdowns, shrinkage, certain promotional costs, buying, occupancy and warehousing costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service.  Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold.  For the three months ended May 2, 2009 and May 3, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $158,000 and $126,000.

Stock Compensation—The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Stock Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three month periods ended May 2, 2009 and May 3, 2008.

	For the Three Months Ended
	May 2, 2009	May 3, 2008
Dividend yield	—%	—%
Volatility rate	66.71%	55.20%
Average expected life (in years):
Expected lives-Five years	—	6.50
Expected lives-Four years	6.25	6.25
Average risk-free interest rate:	1.65%	2.78%

The following table summarizes the Company’s stock option activity for the three months ended May 2, 2009 and May 3, 2008 (in thousands except weighted-average exercise price):

	Three Months Ended		Three Months Ended
	May 2, 2009		May 3, 2008
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,793	$17.13	1,958	$16.29
Granted	213	$6.88	155	$14.17
Exercised	(157)	$1.16	(16)	$3.87
Forfeited	(71)	$16.76	(9)	$30.73
Outstanding at end of period	1,778	$17.33	2,088	$16.43
Exercisable at end of period	859	$3.93	645	$9.28

During the three month periods ended May 2, 2009 and May 3, 2008, the Company granted 213,200 and 155,000 stock options with a Black-Scholes weighted average fair value of $4.24 and $7.83.  In connection with these grants, the Company recognized approximately $51,000 and $81,000 of stock-based compensation expense in the three months ended May 2, 2009 and May 3, 2008.

The following table summarizes the Company’s restricted stock activity for the three months ended May 2, 2009 and May 3, 2008 (in thousands except grant date weighted average fair value):

	Three Months Ended			Three Months Ended
	May 2, 2009			May 3, 2008
	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value
Outstanding at beginning of period	285	$15.49	$2,034	16	$37.19	$539
Granted	406	$6.88	—	252	$14.06	—
Vested	(54)	$14.40	—	—		—
Forfeited	(3)	$14.00	—	—		—
Outstanding at end of period	634	$10.07	$7,370	268	$15.44	$6,100

The intrinsic value of restricted stock awards is the market value of the outstanding restricted stock on the last business day of the quarter.  The market value per share was $11.62 and $22.76 at May 2, 2009 and May 3, 2008.

During the three month period ended May 2, 2009 and May 3, 2008, the Company granted approximately 406,000 and 252,000 shares of restricted stock to employees with a weighted average fair market value on the date of grant of $6.88 and $14.06 per share.  In connection with these grants, the Company recognized approximately $75,000 and $108,000 in stock-based compensation expense during the three month period ended May 2, 2009 and May 3, 2008.  There were 20,000 shares of performance-based restricted stock included in the calculation of stock-based compensation expense for the three months ended May 3, 2008.

The Company recorded approximately $0.6 million of total stock-based compensation expense for the three month period ended May 2, 2009, of which approximately $0.1 million was attributable to the Board of Directors.  The Company recorded approximately $1.0 million of stock-based compensation for the three month period ended May 3, 2008, of which approximately $0.2 million was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.  The Company recorded approximately $28,000 and $41,000 for the three months ended May 2, 2009 and May 3, 2008 in stock-based compensation expense pursuant to APB 25.

At May 2, 2009 and January 31, 2009 there was approximately $9.8 million and $8.6 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.1 million and $0.2 million was attributable to the Board of Directors.  This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

Goodwill and Other Intangible Assets — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill in the 2008 fiscal year or for the three months ended May 2, 2009.

Recent accounting pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141No. (R),”) which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  The Company’s adoption of SFAS No. 141(R) does not have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  (“SFAS No. 160”) amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of SFAS No. 160 does not have a material impact on its condensed consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, (“FSP 157-2”), which delays the effective date of SFAS No.157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FASB Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  During the three months ended May 2, 2009, the Company adopted the provisions of FSP 157-2 and determined that it does not have a material impact on the condensed consolidated financial statements.

 In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FSP 142-3 does not have a material impact on its condensed consolidated financial statements.

In March 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”),  which provides additional guidance on determining whether a market for a financial asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise under the fair value measurements of SFAS No. 157, “Fair Value Measurements.”  FSP 157-4 is effective for interim periods ending after June 15, 2009.  We are currently evaluating the effects, if any, that FSP 157-4 may have on our condensed consolidated financial statements.

In March 2009, the FASB issued FSP No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”  (“FSP 115-2”), which provides additional guidance for determining whether an impairment is other-than-temporary to debt securities in the financial statements and requires disclosure of the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income.  FSP 115-2 is effective for interim periods ending after June 15, 2009.  We are currently evaluating the effects, if any, that FSP 115-2 may have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”), that require an entity to provide disclosures about fair value of financial instruments in interim financial information and Accounting Principles Board Opinion No. 28 (“APB 28-1”) “Interim Financial Disclosures, that requires those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  We are currently evaluating the effects, if any, that FSP 107-1 and APB 28-1 may have on our condensed consolidated financial statements.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates, and /or permit lease terminations should required co-tenants cease to operate for specific periods of time.  Total rent expense, base rent and contingent rent for the three month periods ended May 2, 2009 and May 3, 2008 (in thousands) are as follows:

	For the Three Months Ended
	May 2, 2009	May 3, 2008
Store base rent expense	$7,891	$6,787
Other base rent expense	244	243
Total base rent expense	8,135	7,030
Contingent and other rent expense	5,225	4,453
Total rent expense	$13,360	$11,483

Litigation— On December 10, 2007, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former directors and officers.  The action was purported to be brought on behalf of a class of purchasers of the Company’s stock during the period March 14, 2007 to January 4, 2008 and alleged that the defendants violated the federal securities laws during this period of time by, among other things, having made materially false or misleading statements and that the defendants engaged in insider trading. The defendants moved to dismiss all claims in October 2008.  On March 30, 2009, the U.S. District Court for the Western District of Washington issued its ruling without oral argument, dismissing the case with prejudice.

In addition, on December 20, 2007, a shareholder derivative action was filed in the Superior Court of the State of Washington (Snohomish County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current directors and current and former officers.  Following the March 30, 2009 ruling by the U.S District Court on the putative class action complaint, the related shareholder derivative action was voluntarily dismissed.

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that the Company failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203.  Plaintiff then filed a first amended complaint which added an additional claim that employees under age 18 worked more hours than permitted by the Labor Code; the first amended complaint also seeks to recover penalties under the Private Attorney General Act for alleged violation of various Labor Code sections.  The suit was filed as a putative class action, but no motion requesting certification of the case as a class action has been filed.  The Company has filed an answer to the first amended complaint and discovery is being conducted. No trial date has been set.  At this early stage of the case, we estimate that the Company’s potential exposure for settlement would range from $0 to $600,000.  However, these matters are subject to inherent uncertainties and our view on these matters may change in the future.

A putative class action, Chandra Berg v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009.  The action alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief.  The Company has filed an answer to the Complaint and discovery is being conducted.  No motion requesting certification of the case as a class action has been filed, and no trial date has been set.  At this early stage of the case, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

Insurance Reserves— The Company is responsible for medical and dental insurance claims up to a specified aggregate amount.  The Company maintains a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

4. Fair Value Measurements— On February 3, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as clarified by FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities;

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist.  Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:

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

The following table summarizes assets measured at fair value on a recurring basis at May 2, 2009 and January 31, 2009, as required by SFAS 157:

Marketable securities	Level 1	Level 2	Level 3
	(in thousands)
At May 2, 2009	$—	$60,819	$1,664
At January 31, 2009	$—	$45,525	$1,767

The $1.7 million in Level 3 marketable securities represents two $1.0 million auction rate securities net of temporary impairment charge of approximately $0.3 million.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2009.  The interest rate of this security reset to a rate of 1.16%.  The next scheduled auction for this security is in March 2010.  Subsequent to May 2, 2009, the remaining $1.0 million security redeemed at par.  The Company’s valuation method is based on numerous assumptions including assessments of the underlying structure of each security, expected cash flows, credit ratings, liquidity and other relevant factors.  Accordingly, these securities are classified as Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at February 3, 2008.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.3 million and $0.2 million to accumulated other comprehensive income in the condensed consolidated balance sheets as of May 2, 2009 and January 31, 2009.  The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold auction rate securities until liquidity returns to the market.  If it is later determined that the fair value of auction rate securities is other than temporarily impaired, the Company will record a loss in the condensed consolidated statement of operations.  Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed consolidated balance sheets as of May 2, 2009 and January 31, 2009.

The Level 2 marketable securities includes high credit money market accounts, US treasuries, US government agency securities, certificates of deposit, and municipal bonds traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The following table presents the changes in the Level 3 fair-value category for the three months ended May 2, 2009.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	January 31, 2009	Transfers in and/or (out) of level 3	Total unrealized loss included in Accumlated Comprehensive Loss	May 2, 2009
	(in thousands)
Marketable securities	$1,767		$(103)	$1,664

5. Net Income Per Share, Basic and Diluted— Basic net loss or income per share is computed pursuant to SFAS No. 128 “Earnings per Share” based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common share equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  Common share equivalents included in the computation of diluted net income per share represent shares issuable upon assumed exercise of outstanding stock options, non-vested restricted stock and employee stock purchase plan share equivalents.  Potentially anti-dilutive shares not included in the calculation of diluted net income or loss per share consist of options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.  Total potentially anti-dilutive securities were 918,650 and 895,975 for the three months ended May 2, 2009 and May 3, 2008.  There were 158,759 non-vested restricted shares included in the calculation of diluted net income per share as of May 3, 2008.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	For the Three Months Ended
	May 2, 2009	May 3, 2008
Net (loss) income	$(1,658)	$1,362
Weighted average common shares for basic net income per share	29,314,611	29,012,733
Dilutive effect of stock options and restricted stock	—	339,617
Weighted average common shares for diluted net income per share	29,314,611	29,352,350
Basic net (loss) income per share	$(0.06)	$0.05
Diluted net (loss) income per share	$(0.06)	$0.05

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 23, 2009 and in this Form 10-Q.

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of May 2, 2009, we operated 358 stores primarily located in shopping malls, giving us a presence in 31 states. Our stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX, and motocross.  We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

General

Net sales constitute gross sales net of estimated returns.  Net sales include our in-store sales, our ecommerce sales and ecommerce shipping revenue.  Information in this report with respect to comparable store sales, includes our ecommerce sales and, accordingly, information in this quarterly report with respect to comparable store sales includes ecommerce sales.  Ecommerce sales were 1.8% and 1.2% of total sales for the periods ended May 2, 2009 and May 3, 2008.  Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.  The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”).  Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Impairment of Marketable and Non-Marketable Securities.  We periodically review our marketable securities for impairment.  If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1.  Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period.  If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our condensed consolidated statement of operations.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of May 2, 2009.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of goods sold	71.5	68.8
Gross profit	28.5	31.2
Selling, general and administrative expenses	33.0	29.1
Operating profit	(4.5)	2.1
Interest income, net	0.5	0.7
Earnings before income taxes	(4.0)	2.8
Provision for income taxes	1.8	1.1
Net Income	(2.2)%	1.7%

Three Months (13 weeks) Ended May 2, 2009 Compared With Three Months (13 weeks) Ended May 3, 2008

Net Sales

Net sales decreased to $76.8 million for the three months ended May 2, 2009 from $78.7 million for the three months ended May 3, 2008, a decrease of $1.9 million, or 2.4%.

Comparable store net sales decreased by 15.3% for the three months ended May 2, 2009 compared to the three months ended May 3, 2008.  Geographically our stores in the western one-half of the U.S., which account for 55% of our comparable store sales, declined by 20%.  The decrease in comparable stores net sales was primarily due to lower net sales of men’s and women’s apparel, snow and skate hardgoods and accessories partially offset by higher net sales of footwear.  For information as to how we define comparable stores, see “General” above.

The decrease in total net sales was due to a decrease in net sales from comparable stores of approximately $12.2 million partially offset by an increase in non-comparable store sales of $10.3 million.  The decrease in comparable store sales was due to fewer transactions.  The increase in non-comparable store sales was due to the opening of 52 new stores subsequent to May 3, 2008.

Gross Profit

Gross profit for the three months ended May 2, 2009 was $21.9 million compared with $24.6 million for the three months ended May 3, 2008, a decrease of approximately $2.7 million, or 10.8%.  As a percentage of net sales, gross margin decreased to 28.5% for the three months ended May 2, 2009 from 31.2% for the three months ended May 3, 2008.  The reduction in gross margin as a percent of net sales was primarily driven by increased store occupancy costs partially offset by lower shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A” expenses in the three months ended May 2, 2009 were $25.3 million compared with $22.9 million in the three months ended May 3, 2008, an increase of $2.4 million, or 10.5%.  This increase was primarily the result of costs associated with operating 52 new stores subsequent to May 3, 2008 and to a lesser extent increases in infrastructure and administrative staff to support our new store growth.  As a percentage of net sales, SG&A expenses increased to 33.0% in the three months ended May 2, 2009 from 29.1% in the three months ended May 3, 2008.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to the increase in store payroll and payroll related costs, additional depreciation on new stores and administrative support for new store growth partially offset by a decrease in stock-based compensation.

Operating Profit or Loss

As a result of the above factors, operating loss was $3.4 million in the three months ended May 2, 2009 compared with operating profit of $1.6 million in the three months ended May 3, 2008, a decrease of $5.1 million.  As a percentage of net sales, operating loss was 4.5% in the three months ended May 2, 2009 compared with operating profit of 2.1% in the three months ended May 3, 2008.

Provision for Income Taxes

Income tax benefit was $1.4 million for the three months ended May 2, 2009 compared with income tax provision of $0.9 million for the three months ended May 3 2008.  The effective tax rate was 46.2% and 38.0% for three months ended May 2, 2009 and May 3, 2008.  The higher effective tax rate for the three months ended May 2, 2009 resulted primarily from the accounting associated with certain tax adjustments made during the quarter.

Net Income or Loss

Net loss was $1.7 million in the three months ended May 2, 2009 compared to a net income of $1.4 million in the three months ended May 3, 2008, a decrease of $3.0 million.  As a percentage of net sales, net loss was 2.2% in the three months ended May 2, 2009 compared with net income of 1.7% in the three months ended May 3, 2008.

Liquidity and Capital Resources

Our primary uses of cash are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities.  Historically, our main sources of liquidity have been cash flows from operations.

The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, reduced by accounts payable and accrued expenses.  Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have payment terms with our vendors.

As of May 2, 2009, we held two $1.0 million Auction Rate Securities valued at $1.7 million, net of approximately $0.3 million temporary impairment charge.  One of these $1.0 million securities failed to sell at its scheduled auction in March 2009.  The interest rate for this security reset to a prescribed rate of 1.16%.  Subsequent to May 2, 2009, the remaining $1.0 million security redeemed at par.  We currently do not intend to hold the remaining security beyond its next auction date and will try to sell the security when its auction date comes up in March 2010.  However, the current uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2010 auction fails, we plan to hold the remaining security until the next auction date when the security coupon rate will reset to a prescribed “failure” rate.  Unsuccessful auctions could result in our holding a security beyond its next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of auction rate security investments.  These securities have been classified as long term” assets on our condensed consolidated balance sheet as of May 2, 2009.

Our capital requirements include construction and fixture costs related to the opening of new stores and for remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2009, we expect to spend approximately $23.0 million to $24.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 36 new stores we plan to open in fiscal 2009 and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the number of stores that we actually open in fiscal 2009 will not be different from the number of stores we plan to open, or that actual fiscal 2009 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities for the three months ended May 2, 2009 was approximately $8.9 million primarily related to an increase in trade accounts payable and deferred rent, partially offset by an increase in inventory and a decrease in income taxes payable.  For the three months ended May 3, 2008 net cash provided by operations of $8.3 million was primarily related to an increase in trade accounts payable and deferred rent, partially offset by an increase in inventory.

Net cash used in investing activities was $22.4 million for the three months ended May 2, 2009, related to $6.8 million of capital expenditures for new store openings and existing store renovations and $15.6 million in net purchases of marketable securities.  Net cash used in investing activities was $5.7 million for the three months ended May 3, 2008, related to $9.4 million of capital expenditures for new store openings and existing store renovations partially offset by the $3.7 million in net sales of marketable securities.

Net cash provided by financing activities for the three months ended May 2, 2009 was $0.7 million related to the proceeds received from exercise of stock options and the related tax benefit.  Net cash used in financing activities for the three months ended May 3, 2008 was $6.9 million related to the payment of book overdrafts partially offset by proceeds received from exercise of stock options and the related tax benefit.

We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A.  The credit agreement provides us with a secured revolving credit facility until August 30, 2009 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of standby commercial letters of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days, although the amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at May 2, 2009 or January 31, 2009.  The Company had open letters of credit outstanding under our secured revolving credit facility of $1.8 million at May 2, 2009 and approximately $0.3 million at January 31, 2009.  The secured revolving credit facility bears interest at floating rates based on the lower of the prime rate (3.25% at May 2, 2009) minus 0.50% or the LIBOR rate (1.88% at May 2, 2009), plus 1.00% for advances over $500,000 for a minimum of 30 days and a maximum of 180 days.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a minimum net income after taxes of $1.00, for any trailing twelve month period, a maximum total liabilities divided by tangible net worth of 1.15 and a minimum quick asset ratio of 1.0.  Our two most restrictive covenants are our quick asset ratio that essentially precludes us from borrowing to the extent we were to have no cash, marketable securities or accounts receivable and our net income covenant that requires us make at least $1.00 in net income after taxes for any trailing twelve month period.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at January 31, 2009.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 2, 2009.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at May 2, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$328,016	$29,064	$80,009	$75,448	$143,495
Purchase Obligations	74,307	74,307	—	—	—
Letters of Credit	1,838	1,838	—	—	—
	$404,161	$105,209	$80,009	$75,448	$143,495

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $13.4 million and $11.5 million for the three months ended May 2, 2009 and May 3, 2008.

At May 2, 2009, we had outstanding purchase orders to acquire merchandise from vendors of approximately $74.3 million.  We have an option to cancel these commitments with no notice prior to shipment.  At May 2, 2009, we had approximately $1.8 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of May 2, 2009 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments.  At May 2, 2009, we had outstanding purchase orders to acquire merchandise from vendors for approximately $74.3 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment.  At May 2, 2009, we had $1.8 million of letters of credit outstanding under our secured revolving credit facility.  At May 2, 2009, we were committed to property owners for operating lease obligations in the amount of $328.0 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

Our business is dependent on continued good relations with our vendors.  In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business.  We do not have any contractual relationships with our vendors, other than normal course of business purchase orders and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing.  Our vendors could discontinue selling to us or raise the prices they charge at any time.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.  Also, certain of our vendors’ sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future.  There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly.  In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies.  These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted.  Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $13.4 million and $11.5 million for the three months ended May 2, 2009 and May 3, 2008 .  As of May 2, 2009, we were a party to operating leases requiring future minimum lease payments aggregating approximately $184.5 million through fiscal year 2014 and approximately $143.5 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  These amounts generally escalate each year.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., maturing in August 2009, that contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) enter into certain transactions and (3) undergo a change in ownership.  In addition, all of our personal property, including our inventory, equipment and fixtures, secure our obligations under the revolving credit agreement.  Our credit agreement also contains financial covenants that require us to meet specified financial tests and ratios, including a minimum net income after taxes greater than $1.00, a minimum total liabilities divided by tangible net worth not greater than 1.15 and a minimum quick asset ratio not less than 1.0.  Our two most restrictive covenants are our quick asset ratio that essentially precludes us from borrowing to the extent we were to have no cash, marketable securities or accounts receivable and our net income covenant that requires us make at least $1.00 in net income after taxes.  Our ability to comply with these ratios may be affected by events beyond our control.

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

The action sports retail industry historically has been subject to substantial cyclicality.  As economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future.  When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline.  The current recession in the U.S. economy and increased government debt spending may result in economic uncertainties that could have a material adverse impact on our results of operations and financial position.

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

The trading price of our investment in marketable securities may fluctuate

We have our excess cash invested in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with very minimal default rates.  However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  We reduced our holdings of auction rate securities during fiscal 2007 through the auction process.  As of January 31, 2009, we had $1.7 million, net of $0.3 million temporary impairment, invested in auction rate securities that are classified as long-term marketable securities on our consolidated balance sheet.  For the year ended January 31, 2009, we incurred a temporary impairment charge on these investments of approximately $0.3 million recorded in other comprehensive income.  If market liquidity issues continue, we may incur additional impairment charges on these investments.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.”  For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal.  Recoverability of store assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount is higher, impairment loss is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows.  These calculations require us to make a number of estimates and projections of future results.  If these estimates or projections change or prove incorrect, we may be and have been, required to record impairment charges on certain store locations and other property and equipment.  If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interests at floating rates based on either the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates.  At May 2, 2009, we had no borrowings outstanding under our secured revolving credit facility.  At May 2, 2009, we had $1.8 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2009.  There have been no material changes in the risk factors set forth in our Annual Report on From 10-K for the year ended January 31, 2009.

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

ZUMIEZ INC.

	By:	/s/ TREVOR S. LANG
Trevor S. Lang

Principal Financial Officer and Secretary
Dated: May 29, 2009		(Principal Accounting Officer)