Form 10-Q
period 2009-08-01
Zumiez Inc
filed 2009-08-28
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

Number of shares of Common Stock outstanding as August 28, 2009 was 30,154,284 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 1, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,304	$33,057
Marketable securities	60,748	45,525
Receivables	7,486	4,555
Income tax receivable	1,399	—
Inventory	69,569	51,974
Prepaid expenses and other	6,381	5,614
Deferred tax assets	4,048	2,588
Total current assets	170,935	143,313

Leasehold improvements and equipment, net	74,367	73,932
Goodwill and other intangibles	13,211	13,236
Marketable securities - long-term	799	1,767
Deferred tax assets	2,291	1,101
Total long-term assets	90,668	90,036

Total assets	$261,603	$233,349

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$43,352	$15,909
Accrued payroll and payroll taxes	3,540	4,739
Income taxes payable	—	238
Current portion of deferred rent and tenant allowances	3,227	2,735
Other accrued liabilities	8,642	7,600
Total current liabilities	58,761	31,221

Long-term deferred rent and tenant allowances, less current portion	27,192	24,177
Total liabilities	85,953	55,398
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,155,034 shares issued and outstanding at August 1, 2009, 29,533,067 shares issued and outstanding at January 31, 2009	78,259	75,789
Accumulated other comprehensive income	90	117
Retained earnings	97,301	102,045
Total shareholders’ equity	175,650	177,951

Total liabilities and shareholders’ equity	$261,603	$233,349

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$85,170	$92,258	$161,977	$170,960
Cost of goods sold	60,526	62,155	115,434	116,297
Gross profit	24,644	30,103	46,543	54,663

Selling, general and administrative expenses	29,870	26,191	55,208	49,125
Operating (loss) profit	(5,226)	3,912	(8,665)	5,538

Interest income, net	307	495	664	1,084
(Loss) earnings before income taxes	(4,919)	4,407	(8,001)	6,622

(Benefit) provision for income taxes	(1,834)	1,680	(3,257)	2,533
Net (loss) income	$(3,085)	$2,727	$(4,744)	$4,089

Basic net (loss) income per share	$(0.10)	$0.09	$(0.16)	$0.14

Diluted net (loss) income per share	$(0.10)	$0.09	$(0.16)	$0.14

Weighted average shares used in computation of (loss) earnings per share:
Basic	29,496,039	29,072,536	29,252,545	29,042,861

Diluted	29,496,039	29,378,589	29,252,545	29,374,015

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Accumulated
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Common stock issued including tax benefit of $298	622	686	—	—	686
Stock-based compensation expense	—	1,784			1,784
Unrealized losses, net of tax benefit of $17	—	—	(27)	—	(27)
Net loss				(4,744)	(4,744)
Balance at August 1, 2009	30,155	$78,259	$90	$97,301	$175,650

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net (loss) income	$(4,744)	$4,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,755	9,170
Deferred tax expense	(2,633)	(2,424)
Stock-based compensation expense	1,784	2,129
Loss on disposal of assets	116	138
Excess tax benefit from stock options	(298)	(509)
Impairment of long-lived asets	294	—
Changes in operating assets and liabilities:
Receivables	(2,931)	(3,501)
Inventory	(17,595)	(23,359)
Prepaid expenses and other	(767)	(1,215)
Trade accounts payable	27,443	24,922
Accrued payroll and payroll taxes	(1,199)	(1,602)
Income taxes payable/receivable	(1,339)	3,192
Other accrued liabilities	1,042	(387)
Deferred rent and tenant allowances	3,507	5,055
Net cash provided by operating activities	13,435	15,698

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(10,957)	(19,006)
Purchases of marketable securities	(36,871)	(51,722)
Sales and maturities of marketable securities	21,954	55,225
Net cash used in investing activities	(25,874)	(15,503)

Cash flows from financing activities:
Change in book overdraft	—	(5,183)
Proceeds from exercise of stock options	388	609
Excess tax benefit from stock options	298	509
Net cash provided by (used in) financing activities	686	(4,065)

Net decrease in cash and cash equivalents	(11,753)	(3,870)
Cash and cash equivalents, beginning of period	33,057	11,945
Cash and cash equivalents, end of period	$21,304	$8,075

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$—	$9
Cash paid during the period for income taxes	716	1,768

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of August 1, 2009, the condensed consolidated statements of operations for the three and six months ended August 1, 2009 and August 2, 2008, the condensed consolidated statement of changes in shareholders’ equity for the six months ended August 1, 2009 and the condensed consolidated statements of cash flows for the six months ended August 1, 2009 and August 2, 2008.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, marketable securities, goodwill and other intangibles and accrued liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical and dental insurance reserve, the expected useful lives of fixed assets and assumed future cash flows supporting long-lived assets.  Actual results could differ from those estimates.  The results of operations for the three and six months ended August 1, 2009 are not necessarily indicative of the results that might be expected for fiscal 2009.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2009.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of August 1, 2009, the Company operated 369 stores primarily located in shopping malls, giving the Company a presence in 34 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, Washington, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2008” was the 52-week period ended January 31, 2009.  The first six months of fiscal 2009 was the 26-week period ended August 1, 2009.  The first six months of fiscal 2008 was the 26-week period ended August 2, 2008.  “Fiscal 2009” is the 52-week period ending January 30, 2010.

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

Marketable Securities— The Company considers all liquid investments with original maturity of three months or less when purchased to be cash equivalents.

The following tables summarize the estimated fair value of our cash and marketable securities, the gross unrealized holding gains and losses, the other-than-temporarily impaired gross unrealized losses and the length of time available-for-sale securities were in a continuous unrealized loss positions as of August 1, 2009 and January 31, 2009 (in thousands):

	August 1, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$21,304	$—	$—	$21,304	$—	$—
Total cash and cash equivalents	21,304	—	—	21,304	—	—

Short-term investments
Treasury and agency securities	2,998	2	—	3,000	—	—
State and local government securities	43,551	258	(10)	43,799	(8)	(2)
Total short-term investments	46,549	260	(10)	46,799	(8)	(2)

Long-term investments
State and local government securities	14,852	97	(201)	14,748	—	(201)
Total long-term investments	14,852	97	(201)	14,748	—	(201)
Total	$82,705	$357	$(211)	$82,851	$(8)	$(203)

	January 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$33,057	$—	$—	$33,057	$—	$—
Total cash and cash equivalents	33,057	—	—	33,057	—	—

Short-term investments
Treasury and agency securities	8,329	61	—	8,390	—	—
State and local government securities	21,235	149	—	21,384	—	—
Total short-term investments	29,564	210	—	29,774	—	—

Long-term investments
State and local government securities	17,540	253	(275)	17,518	(275)	—
Total long-term investments	17,540	253	(275)	17,518	(275)	—
Total	$80,161	$463	$(275)	$80,349	$(275)	$—

The long-term gross unrealized holding losses on the state and local obligations consist of an unrealized loss on the Company’s auction rate security.  The Company has the ability and intent to hold its available-for-sale securities until recovery of fair value, which may be at maturity, and thus does not currently consider any securities to be other-than-temporarily impaired.  All of our available-for-sale securities mature in two years or less.

The Company did not record a realized loss for other-than-temporary impairments during the three and six months ended August 1, 2009.

At August 1, 2009, marketable securities, classified as available for sale, were $61.5 million and consisted primarily of state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days.  As of January 31, 2009, we held two separate $1.0 million auction rate securities.  In May 2009, one of the auction rate securities sold at auction for par.  As of August 1, 2009, we had $0.8 million invested, net of impairment charge of $0.2 million, in an auction rate security which is classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program.  However, the uncertainties in the credit markets, that began in early 2008,  have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auction continue to fail, we anticipate we have the ability to hold the security until the liquidity in the market improves.  The investment is fully collateralized by the United States government and insured against loss of principal and interest by a bond insurer whose current credit rating is Ba3 by Moody’s Investors Services.  If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of this investment.  Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue to be only temporary.  It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in our condensed consolidated balance sheet as “accumulated other comprehensive income (loss).”  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment.

Receivables— At August 1, 2009 and January 31, 2009, receivables included the following (in thousands):

	August 1, 2009	January 31, 2009
Credit cards receivable	$3,326	$1,884
Tenant allowances receivable	2,169	901
Vendor credits	682	410
Interest receivable	673	418
Employee receivables	355	483
Other receivables	281	459
	$7,486	$4,555

The Company does not extend credit to its customers except through independent third-party credit cards, which are generally collected within several business days.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit.  Historically, any write-downs have not been significant to the Company.  We have reserved for inventory as of August 1, 2009 and January 31, 2009 in the amounts of approximately $2.7 million and $3.6 million.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.  These reserve amounts are evaluated quarterly.  The inventory related to these reserves is not marked up in subsequent periods.

Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.  The useful lives of our major classes of assets are as follows:

Leasehold improvements	Lesser of 7 years or the term of the lease
Fixtures	3 — 7 years
Computer equipment, software, store equipment & other	3 — 5 years

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

During the second quarter, management performed a review of the carrying value of long-lived assets conducted in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of long-Lived Assets.”  The review revealed that three stores were impaired as of August 1, 2009.  Accordingly, a non-cash impairment charge of approximately $0.3 million was included in selling, general and administrative expenses for the three and six months ended August 1, 2009.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At August 1, 2009 and January 31, 2009, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, excluding auction rate securities described below, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In October 2008, the Financial Accounting Standards Board (“FASB”), issued Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Contractual maturities of investments underlying our available-for-sale securities at August 1, 2009 included $0.8 million in an auction rate security, net of $0.2 million temporary impairment.  Based on current market conditions, auctions related to this security may be unsuccessful at the scheduled auction.  An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment.

Other Accrued Liabilities—At August 1, 2009 and January 31, 2009 other accrued liabilities consisted of the following:

	Fiscal Year Ended
	August 1, 2009	January 31, 2009
Accrued payables	$2,381	$2,564
Accrued sales tax	2,092	1,425
Gift cards unredeemed	2,078	3,061
Accrued legal	1,398	—
Other current liabilities	693	550
	$8,642	$7,600

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs.  Our cost of sales also includes markdowns, shrinkage, certain promotional costs, buying, occupancy and warehousing costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores in which case we do not bill our customers.  Such amounts, if any, are billed and included in revenue and the related freight cost is charged to cost of goods sold.  For the three months ended August 1, 2009 and August 2, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $0.1 million.  For the six months ended August 1, 2009 and August 2, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $0.3 million.

Stock Compensation—The Company maintains a 2005 Equity Incentive Plan under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants, excluding options granted under the exchange offer, discussed below, are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six month periods ended August 1, 2009 and August 2, 2008.

	For the Six Months Ended
	August 1, 2009	August 2, 2008
Dividend yield	—%	—%
Volatility rate	66.71%	55.20%
Average expected life (in years):
Expected lives-Five years	—	6.50
Expected lives-Four years	6.25	6.25
Average risk-free interest rate:	1.65%	2.78%

Stock Option Exchange

On July 21, 2009, the Company completed an offer to exchange certain employee stock options issued under the 2005 Equity Incentive Plan (“Exchange Offer”).  Certain previously granted stock options were exchanged for new, lower-priced stock options granted on a one and one half-for-one basis (1.5:1).  An aggregate of 460,700 previously granted stock options were exchanged for an aggregate of 307,138 new stock options granted pursuant to the Exchange Offer with an exercise price of $8.64 per share.  The new stock option grants will vest annually over a four-year period beginning on the first anniversary of the date granted.  The Exchange Offer resulted in a nominal increase in stock-based compensation expense.

The following table summarizes the Company’s stock option activity for the six months ended August 1, 2009 and August 2, 2008 (in thousands except weighted-average exercise price):

	Six Months Ended
	August 1, 2009		August 2, 2008
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,793	$17.13	1,958	$16.29
Granted year to date (1)	520	$7.92	155	$14.17
Exercised year to date	(168)	$1.33	(79)	$3.45
Forfeited and exchanged year to date (2)	(543)	$30.24	(54)	$32.73
Outstanding at the end of the period	1,602	$11.35	1,980	$18.26
Exercisable at end of the period	618	$12.01	684	$10.33

(1) Includes 307,138 stock options issued pursuant to the Exchange Offer.

(2) Includes 460,700 stock options exchanged in the Exchange Offer.

During the six months ended August 1, 2009 and August 2, 2008, the Company granted, excluding stock options granted under the Exchange Offer, approximately 213,000 and 155,000 stock options with a Black-Scholes weighted average fair value of $4.24 and $7.83.

The following table summarizes the Company’s restricted stock activity for the six months ended August 1, 2009 and August 2, 2008 (in thousands except weighted-average fair value):

	Six Months Ended
	August 1, 2009			August 2, 2008
	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value
Outstanding at beginning of year	285	$15.49	$2,034	16	$37.19	$321
Granted year to date	442	$7.06	—	285	$14.33	—
Vested year to date	(68)	$15.75	—	(3)	$38.19	—
Forfeited year to date	(10)	$10.63	—	(3)	$14.00	—
Outstanding at end if period	649	$9.80	$6,194	295	$16.37	$4,402

The intrinsic value of restricted stock awards is the market value of the outstanding restricted stock on the last business day of the quarter.  The market value per share was $9.55 and $14.90 at August 1, 2009 and August 2, 2008.

During the six months ended August 1, 2009 and August 2, 2008, the Company granted approximately 442,000 and 285,000 shares of restricted stock with a weighted average fair market value on the date of grant of $7.06 and $14.33 per share. The Company recorded approximately $1.2 million and $1.8 million of total stock-based compensation expense for the three and six months ended August 1, 2009, of which approximately $0.1 million and $0.2 million, was attributable to the Board of Directors.  The Company recorded approximately $1.2 million and $2.1 million of stock-based compensation for the three and six months ended August 2, 2008, of which approximately $0.1 million and $0.3 million, was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.

At August 1, 2009 and January 31, 2009, there was approximately $9.2 million and $8.6 million, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.3 million and $0.2 million, was attributable to the Board of Directors.  This cost is expected to be recognized over a period of approximately three to eight years.

Goodwill and Other Intangible Assets — In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill derived from purchase business combinations.  The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  There was no impairment of goodwill for the six months ended August 1, 2009 and August 2, 2008.

Recent accounting pronouncements—

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

In February 2008, the FASB issued FSP No. FAS 157-2, (“FSP 157-2”), which delays the effective date of SFAS No.157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FASB Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  During the current fiscal year, the Company adopted the provisions of FSP 157-2 and determined that it does not have a material impact on the condensed consolidated financial statements.

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

In March 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”),  which provides additional guidance on determining whether a market for a financial asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise  under the fair value measurements of SFAS No. 157, “Fair Value Measurements.”  FSP 157-4 is effective for interim periods ending after June 15, 2009.  The Company’s adoption of FSP 157-4 does not have a material impact on its condensed consolidated financial statements.

In March 2009, the FASB issued FSP No. FAS 115-2, “Recognition  and Presentation of Other-Than-Temporary Impairments” (“ FSP 115-2”) and FAS 124-2 “Recognition of Other-Than-Temporary Impairments,” which provides additional guidance for determining whether an impairment is other-than-temporary to debt securities in the financial statements.  FSP 115-2 requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income.  FSP 115-2 and FAS 124-2 is effective for interim periods and annual periods ending after June 15, 2009.  The Company does not meet the conditions necessary to recognize other-than-temporary losses, or credit losses, of its auction rate securities in earnings.  The Company’s adoption of FSP 115-2 and FAS 124-2 does not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”), that require an entity to provide disclosures about fair value of financial instruments in interim financial information and Accounting Principles Board Opinion No. 28 (“APB 28-1”) “Interim Financial Disclosures, that requires those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  The Company’s adoption of FAS 107-1 and APB 28-1 does not have a material impact on its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. FAS 165, “Subsequent Events,” (“FAS 165”), which provides guidance on management’s assessment of subsequent events and disclosure of the date of the subsequent event.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company’s adoption of FAS 165 does not have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”).  The new statement modifies the U.S. generally accepted accounting principles (“GAAP”) hierarchy created by SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” by establishing only two levels of GAAP: authoritative and nonauthoritative.  This is accomplished by authorizing the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of the federal securities laws, which are sources of authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Company does not anticipate the adoption of FAS 168 will have a material effect on the Company’s condensed consolidated financial statements.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for its entire retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods of time.

Total rent expense, base rent and contingent rent for the three and six month periods ended August 1, 2009 and August 2, 2008 (in thousands) is as follows:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Store base rent expense	$8,700	$7,308	$16,592	$14,095
Other base rent expense	242	243	485	486
Total base rent expense	8,942	7,551	17,077	14,581
Contingent and other rent expense	5,434	4,915	10,658	9,368
Total rent expense	$14,376	$12,466	$27,735	$23,949

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

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that the Company failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203.  On July 16, 2009, the Company announced that it had reached an agreement to settle.  The settlement agreement, which is subject to documentation and court approval, provides for a claims made settlement expected to cost the Company approximately $1.3 million which includes settlement awards to class members, an incentive payment to the plaintiff, attorney’s fees and costs, and claims administration costs.  This accrued charge was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended August 1, 2009.

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

4. Fair Value Measurements— On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities;

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

The Company adopted FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and became effective immediately for any unissued financial statements.  FSP 157-3 clarifies the application of FAS 157 to financial assets for which an active market does not exist.  FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with FAS 157.

The Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), effective June 15, 2009.  The FSP provides guidelines for making fair value measurements consistent with the principles presented in FAS 157 and requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date.  If, after evaluating those factors, the evidence indicates the market is not active, a company must determine whether recent quoted transaction prices are associated with distressed transactions.

The following table summarizes assets measured at fair value on a recurring basis at August 1, 2009 and January 31, 2009, as required by SFAS 157:

Marketable securities	Level 1	Level 2	Level 3
		(in thousands)
At August 1, 2009	$—	$60,748	$799
At January 31, 2009	$—	$45,525	$1,767

The $0.8 million in Level 3 marketable securities represents a $1.0 million auction rate security net of temporary impairment charge of approximately $0.2 million.  This security failed to sell at its scheduled auction in March 2009.  The interest rate for this security reset to a rate of 1.16%.  The next scheduled auction for this security is in March 2010.  The Company’s valuation method is based on numerous assumptions including assessments of the underlying structure of the security, expected cash flows, credit ratings, liquidity and other relevant factors.  Accordingly, this security is classified as Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at February 3, 2008.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate security, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.2 million to accumulated other comprehensive loss in the condensed consolidated balance sheet as of August 1, 2009.  The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate security until liquidity returns to the market.  If it is later determined that the fair value of this security is other-than-temporarily impaired, the Company will record a loss in the consolidated statement of operations.  Due to the Company’s belief that the market for this investment may take in excess of twelve months to fully recover, the Company has classified it as a noncurrent asset on the accompanying condensed consolidated balances sheet as of August 1, 2009 and January 31, 2009.

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

The following table presents the changes in the Level 3 fair-value category for the six months ended August 1, 2009.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	January 31, 2009	Transfers in and/or (out) of level 3	Total unrealized income included in Accumlated Comprehensive Income (Loss)	August 1, 2009
	(in thousands)
Marketable securities	$1,767	$(1,000)	$32	$799

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis as of August 1, 2009:

	Fair Value Measurements at August 1, 2009
	(in thousands)
		Ouoted Prices in Active Markets for Indentical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level (1)	Level (2)	(Level 3)
Long-lived assets held and used	$74,367	$—	$—	$74,367

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived store assets (primarily leasehold improvements and equipment) with a carrying amount of $74.7 million were written down to their fair value of $74.4 million, resulting in an impairment charge of approximately $0.3 million, which was included in the operating results for the period ended August 1, 2009.  Fair value is determined using a undiscounted cash flow model.  The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance.  If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

5. Net Income (Loss) Per Share, Basic and Diluted— Basic net income per share is computed pursuant to SFAS No. 128 “Earnings per Share” based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common share equivalents outstanding for the period.  For purposes of calculating diluted earnings per share, incremental shares were excluded for the three and six months ended August 1, 2009, as the Company is in a net loss position and any effect of common share equivalents would be considered anti-dilutive.

Common share equivalents included in the computation of diluted net income per share represent shares issuable upon assumed exercise of outstanding stock options, non-vested restricted stock and employee stock purchase plan share equivalents (“ESPP”).  Options to purchase approximately 447,000 and 862,000 shares of common stock in the three months ended August 1, 2009 and August 2, 2008 and 446,000 and 862,000 shares of common stock in the six months ended August 1, 2009 and August 2, 2008, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.  There were approximately 251,000 and 208,000 shares of non-vested restricted shares included in the calculation of diluted earnings per share for the three and six months ended August 2, 2008.

The following table sets forth the computation of basic and diluted net (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net (loss) income	$(3,085)	$2,727	$(4,744)	$4,089
Weighted average common shares for basic net (loss) income per share	29,496,039	29,072,536	29,252,545	29,042,861
Dilutive effect of stock options, restricted stock and ESPP	—	306,053	—	331,154
Weighted average common shares for diluted net (loss) income per share	29,496,039	29,378,589	29,252,545	29,374,015
Basic net (loss) income per share	$(0.10)	$0.09	$(0.16)	$0.14
Diluted net (loss) income per share	$(0.10)	$0.09	$(0.16)	$0.14

6.  Subsequent Events— The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Forward-looking statements are based on our expectations regarding net sales, selling, general and administrative expenses, profitability, financial position, business strategy, new store openings, and plans and objectives of management.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us and our business, industry, markets and consumers, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among others, those described in “Risk Factors” and elsewhere in this quarterly report and in the Form 10-K referred to in the preceding paragraph.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We assume no obligation to update any forward-looking statements as a result of new information, future events or developments.  References in the following discussion to “we,” “us,” “our,” “the Company” and similar references mean Zumiez Inc. and its consolidated subsidiary, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of August 1, 2009, we operated 369 stores primarily located in shopping malls, giving us a presence in 34 states.  Our stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX, and motocross.  We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests.  This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

General

Net sales constitute gross sales net of estimated returns.  Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue.  Information in this report with respect to comparable store sales includes ecommerce sales.  Ecommerce sales were 1.6% and 1.2% of total sales for the six month periods ended August 1, 2009 and August 2, 2008.  Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.  The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”).  Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales, and stores including ecommerce, are included in our comparable store sales beginning on the first anniversary of their first day of operation.  Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the corresponding period.  When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales.  As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of the cost of merchandise sold to customers, inbound shipping costs, ecommerce shipping costs, distribution costs, depreciation on leasehold improvements at our distribution center, buying and merchandising costs and store occupancy costs.  This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, training, advertising and marketing costs.  Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses.  This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.  We expect that our selling, general and administrative expenses will, as described below, increase in future periods due in part to increased expenses associated with opening new stores.

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

Valuation of merchandise inventories.  We carry our merchandise inventories at the lower of cost or market.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors.  Actual final sales prices to our customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross margin.  Historically, any write-downs have not been significant and we do not adjust the historical carrying value of merchandise inventories upwards based on actual sales experience.

We estimate an inventory shrinkage reserve for anticipated losses for the period.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and paperwork errors.  The estimate for the shrinkage reserve is calculated based on historical percentages and can be affected by changes in merchandise mix and changes in actual shrinkage trends.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve.  However, if actual physical inventory losses differ significantly from our estimate, our operating results could be adversely affected

Leasehold improvements and equipment.  We review the carrying value of our leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.  Declines in projected store cash flow could result in the impairment of assets.  The actual economic lives of these assets may be different than our estimated useful lives, thereby resulting in a different carrying value.  These evaluations could result in a change in the depreciable lives of those assets and therefore our depreciation expense in future periods.

Revenue recognition and sales returns reserve.  We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred.  Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions.  We offer a return policy of 30 days and the estimated sales return reserve is based on projected merchandise returns determined through the use of historical sales returns results.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve.  However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of August 1, 2009.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-based compensation.  The Company maintains a 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1	67.4	71.3	68.0
Gross profit	28.9	32.6	28.7	32.0
Selling, general and administrative expenses	35.0	28.4	34.0	28.7
Operating (loss) profit	(6.1)	4.2	(5.3)	3.3
Interest income, net	0.4	0.6	0.4	0.6
(Loss) earnings before income taxes	(5.7)	4.8	(4.9)	3.9
(Benefit) provision for income taxes	(2.1)	1.8	(2.0)	1.5
Net (loss) income	(3.6)%	3.0%	(2.9)%	2.4%

Three Months (13 weeks) Ended August 1, 2009 Compared With Three Months (13 weeks) Ended August 2, 2008

Net Sales

Net sales decreased to $85.2 million for the three months ended August 1, 2009 from $92.3 million for the three months ended August 2, 2008, a decrease of $7.1 million, or 7.7%.

Comparable store net sales decreased 18.8% for the three months ended August 1, 2009 compared to the three months ended August 2, 2008.  Geographically our stores in the western one-half of the U.S., which account for approximately 55% of our comparable store sales, declined by approximately 21%.  Our stores in the rest of the country experienced a comparable store sales decline of approximately 17%.  The decrease in comparable stores net sales was primarily due to lower net sales in all merchandise departments.  For information as to how we define comparable stores, see “General” above.

The decrease in total net sales was due to a decrease in net sales from comparable stores of approximately $17.4 million partially offset by an increase in non-comparable store sales of $10.3 million.  The decrease in comparable store sales was due to fewer transactions and, to a lesser extent, a decrease in average unit retail.  The increase in non-comparable store net sales was primarily due to the opening of 45 new stores subsequent to August 2, 2008.

Gross Profit

Gross profit for the three months ended August 1, 2009 was $24.6 million compared with $30.1 million for the three months ended August 2, 2008, a decrease of approximately $5.5 million, or 18.1%.  As a percentage of net sales, gross profit decreased to 28.9% for the three months ended August 1, 2009 from 32.6 % for the three months ended August 2, 2008.  The reduction in gross profit as a percent of net sales was driven primarily by increased store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended August 1, 2009 were $29.9 million compared with $26.2 million in the three months ended August 2, 2008, an increase of $3.7 million, or 14.0%.  This increase was primarily the result of costs associated with a litigation settlement, operating new stores and to a lesser extent increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses increased to 35.0% in the three months ended August 1, 2009 from 28.4% in the three months ended August 2, 2008.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to litigation settlement costs, an increase in store payroll and payroll related costs, additional depreciation on new stores, and administrative support for new store growth.

Operating Profit or Loss

As a result of the above factors, operating loss was $5.2 million in the three months ended August 1, 2009 compared with operating profit $3.9 million for the three months ended August 2, 2008, a decrease of $9.1 million.  As a percentage of net sales, operating  loss was 6.1% for the three months ended August 1, 2009 compared with operating profit of 4.2% in the three months ended August 2, 2008.

Provision or Benefit  for Income Taxes

Income tax benefit was $1.8 million for the three months ended August 1, 2009 compared with income tax provision of $1.7 million for the three months ended August 2, 2008.  The effective tax rate was 37.3% and 38.1% for three months ended August 1, 2009 and August 2, 2008.

Net Income or Loss

Net loss was $3.1 million for the three months ended August 1, 2009 compared to net income of $2.7 million for the three months ended August 2, 2008, a decrease of $5.8 million.  As a percentage of net sales, net loss was 3.6% for the three months ended August 1, 2009 compared to net income of 3.0% for the three months ended August 2, 2008.

Six Months (26 weeks) Ended August 1, 2009 Compared With Six Months (26 weeks) Ended August 2, 2008

Net Sales

Net sales decreased to $162.0 million for the six months ended August 1, 2009 from $171.0 million for the six months ended August 2, 2008, a decrease of $9.0 million, or 5.3%.

Comparable store net sales decreased by 17.2% for the six months ended August 1, 2009 compared to the six months ended August 2, 2008.  Geographically our stores in the western one-half of the U.S., which account for approximately 55% of our comparable store sales, declined by 21%.  Our stores in the rest of the country experienced a comparable store sales decline of approximately 14%.  The decrease in comparable stores net sales was primarily due to lower net sales in all merchandise departments except footwear which experienced a nominal increase.  For information as to how we define comparable stores, see “General” above.

The decrease in total net sales was due to a decrease in net sales from comparable stores of approximately $29.5 million partially offset by an increase in non-comparable store sales of $20.5 million.  The decrease in comparable store sales was due to fewer transactions and, to a lesser extent, a lower dollar amount per transaction.  The increase in non-comparable store net sales was primarily due to the opening of 45 new stores subsequent to August 2, 2008.

Gross Profit

Gross profit for the six months ended August 1, 2009 was $46.5 million compared with $54.7 million for the six months ended August 2, 2008, a decrease of $8.2 million, or 14.9%.  As a percentage of net sales, gross profit decreased to 28.7% for the six months ended August 1, 2009 from 32.0% for the six months ended August 2, 2008.  The reduction in gross margin as a percent of net sales was driven primarily by increased store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended August 1, 2009 were $55.2 million compared with $49.1 million in the six months ended August 2, 2008, an increase of $6.1 million, or 12.4%.  This increase was primarily the result of costs associated with a litigation settlement, operating new stores and to a lesser extent increases in infrastructure and administrative staff to support our growth, partially offset by a decrease in stock-based and incentive compensation expenses.  As a percentage of net sales, SG&A expenses increased to 34.0% for the six months ended August 1, 2009 from 28.7% in the six months ended August 2, 2008.  The increase in SG&A expenses as a percentage of net sales was primarily attributable to the increase in store payroll and payroll related costs, additional new store depreciation, administrative support for new store growth and litigation settlement costs.

Operating Profit or Loss

As a result of the above factors, operating loss was $8.7 million for the six months ended August 1, 2009 compared to operating profit of $5.5 million for the six months ended August 2, 2008 a decrease of $14.2 million.  As a percentage of net sales, operating loss was 5.3% for the six months ended August 1, 2009 compared to operating profit of 3.3% for the six months ended August 2, 2008.

Provision or Benefit for Income Taxes

Income tax benefit was $3.3 million for the six months ended August 1, 2009 compared to income tax provision of $2.5 million for the six months ended August 2, 2008.  The effective tax rate was 40.7 % and 38.3% for six months ended August 1, 2009 and August 2, 2008.

Net Income or loss

Net loss was $4.7 million for the six months ended August 1, 2009 compared to net income of $4.1 million for the six months ended August 2, 2008, a decrease of $8.8 million.  As a percentage of net sales, net loss was 2.9% for the six months ended August 1, 2009 compared to net income of 2.4% for the six months ended August 2, 2008.

Liquidity and Capital Resources

Our primary uses of cash are for capital investments, inventory, store remodeling, store fixtures and ongoing infrastructure improvements, such as technology enhancements and distribution capabilities.  Our main source of liquidity is cash flows from operations.

The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and receivables, reduced by accounts payable and accrued expenses.  Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

As of August 1, 2009, we held a $1.0 million auction rate security valued at $0.8 million, net of approximately $0.2 million impairment charge.  The $1.0 million security failed to sell at its scheduled auction in March 2009.  The interest rate for the security reset to a prescribed tax-free rate of 1.16%.  We previously had another $1.0 million auction rate security, but in May 2009, this security was redeemed at par.  We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2010.  However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2010 auction fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate.  An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment.  The security has been classified as “long term” assets on our condensed consolidated balance sheet as of August 1, 2009.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2009, we expect to spend approximately $19.0 to $21.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 36 total new stores we plan to open in fiscal 2009, and a smaller amount will relate to equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the number of stores that we actually open in fiscal 2009 will not be different from the number of stores we plan to open, or that actual fiscal 2009 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities for the six months ended August 1, 2009 was approximately $13.4 million primarily related to increased trade accounts payable and deferred rent and tenant allowances, partially offset by an increase in inventory, receivables and a net loss.  Net cash provided in operating activities for the six months ended August 2, 2008 was $15.7 million primarily related to an increased trade accounts payable, taxes payable and deferred rent, partially offset by an increase in inventory and receivables.

Net cash used in investing activities was $25.9 million for the six months ended August 1, 2009, related primarily to $11.0 million of capital expenditures for new store openings and existing store renovations and by $14.9 million in net purchases of marketable securities.  Net cash used in investing activities was $15.5 million for the six months ended August 2, 2008, related to $19.0 million of capital expenditures for opening 26 new stores and existing store renovations predominately offset by the net sales of marketable securities.

Net cash provided by financing activities for the six months ended August 1, 2009 was $0.7 million related to proceeds received from exercise of stock options and the related tax benefit.  Net cash used in financing activities for the six months ended August 2, 2008 was $4.1 million related to the payment of book overdrafts somewhat offset by proceeds received from exercise of stock options and the related tax benefit.

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated.  The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at August 1, 2009 or January 31, 2009.  The Company had open commercial letters of credit outstanding under our secured revolving credit facility of $2.6 million at August 1, 2009 and approximately $0.3 million at January 31, 2009.  The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss of $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets on the balance sheet not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25.  The quick ratio is defined as our cash and near cash equivalents divided by the line of credit.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at August 1, 2009.

Contractual Obligations and Commercial Commitments

There was no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 1, 2009.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at August 1, 2009:

		Less than			More than
	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$319,967	$19,746	$79,667	$75,979	$144,575
Purchase Obligations	60,320	60,320	—	—	—
Letters of Credit	2,595	2,595	—	—	—
	$382,882	$82,661	$79,667	$75,979	$144,575

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes, unless guaranteed in the lease agreement.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless costs are fixed and determinable.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable.  Rent expense, including common area maintenance and other occupancy costs, was $27.7 million and $23.9 million for the six months ended August 1, 2009 and August 2, 2008.

At August 1, 2009, we had outstanding purchase orders to acquire merchandise from vendors of approximately $60.3 million.  We have an option to cancel these commitments with no notice prior to shipment except for private label purchase orders.  At August 1, 2009, we had approximately $2.6 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of August 1, 2009 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable purchase commitments, except purchase orders for private label merchandise.  At August 1, 2009, we had outstanding purchase orders to acquire merchandise from vendors for approximately $60.3 million.  These purchases are expected to be financed by cash flows from operations and borrowings under our secured revolving credit facility.  We have an option to cancel these commitments with no notice prior to shipment except for our private label purchase orders.  At August 1, 2009, we had $2.6 million of letters of credit outstanding under our secured revolving credit facility.  At August 1, 2009, we were committed to property owners for operation lease obligations in the approximate  amount of $320.0 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

In order to generate customer traffic we depend heavily on locating our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located.  The continuing slowdown in the United States economy or an uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is dependent on continued good relations with our vendors.  In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business.  We do not have any contractual relationships with our vendors, other than normal course of business purchase orders and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing.  Our vendors could discontinue selling to us or raise the prices they charge at any time.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.  Also, certain of our vendors’ sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future.  There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly.  In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies.  These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted.  Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $27.7 million and $23.9 million for the six months ended August 1, 2009 and August 2, 2008.  As of August 1, 2009, we were a party to operating leases requiring future minimum lease payments aggregating approximately $175.4 million through fiscal year 2014 and approximately $144.6 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  These amounts generally escalate each year.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We have a $25 million revolving credit facility with Wells Fargo HSBC Trade Bank, N.A., that we entered into in June 2009 that replaced the revolving credit facility maturing in August 2009.  It contains a number of significant restrictions and covenants that generally limit our ability to, among other things, (1) incur additional indebtedness, (2) enter into certain transactions and (3) undergo a change in ownership.  In addition, all of our personal property, including our inventory, equipment and fixtures, secure our obligations under the revolving credit agreement.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss of $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets on the balance sheet not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25.

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

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors.  This litigation could result in substantial costs, and could divert management’s attention and resources, which could harm our business.  Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time.  While we maintain director and officer insurance for litigation surrounding investor lawsuits, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured.  The Company also maintains other forms of insurance that have historically been adequate to address lawsuits, however, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

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

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us.  These reports include information about our historical financial results as well as the analysts’ estimates of our future performance.  The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  In December 2007, a securities class action litigation and associated derivative lawsuits was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities.  These lawsuits were dismissed on March 2009.  If our stock price is volatile, we may become involved in this type of litigation in the future.  Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The trading price of our investment in marketable securities may fluctuate

We have our excess cash invested in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with very minimal default rates.  However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  As of August 1, 2009, we had $0.8 million, net of $0.2 million temporary impairment, invested in auction rate securities that are classified as long-term marketable securities on our consolidated balance sheet.  For the six months ended, August 1, 2009, we incurred a temporary impairment charge on these investments of approximately $0.2 million recorded in other comprehensive income.  If market liquidity issues continue, we may incur additional impairment charges on these investments.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on our balance sheet

Goodwill and other intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist.  We evaluate the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Any reduction in the carrying value of our goodwill as a result of our impairment analysis could result in a non-cash goodwill impairment charge to our statement of operations.  A goodwill impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interest at the Daily One Month Libor rate plus 1%, we are exposed to market risk related to changes in interest rates.  At August 1, 2009, we had no borrowings outstanding under our secured revolving credit facility.  At August 1, 2009, we had $2.6 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2009.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2.  Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 27, 2009, the following proposals were adopted by the following number of votes:

Proposal Number One:  The election of three directors to hold office until the 2012 Annual Meeting of Shareholders.  Each of the following nominees for director was elected to serve for a three-year term, by the following margins of votes:

Nominees	For	Against	Abstain
Richard Brooks	26,299,273	209,322	10,509
Matthew Hyde	25,941,938	566,657	10,509
James Weber	26,299,722	208,873	10,509

Proposal Number Two: Approval of amendments to our existing 2005 Equity Incentive Plan to allow for a one-time stock option exchange program for employees other than directors and executive officers.  The proposal passed by the following margin:

Amendment to 2005 Equity Incentive Plan	For	Against	Abstain	Broker Non-Votes
Stock Option Exchange Program	21,891,779	2,359,611	143,528	2,134,110

Proposal Number Three:  Ratification of selection of Moss Adams LLP, independent registered public accounting firm, reappointed by the Board of Directors to audit the consolidated financial statements of the Company for the fiscal year ending January 30, 2010 by the following margin:

Independent Registered Public Accountants	For	Against	Abstain
Moss Adams LLP	26,401,044	110,831	7,227

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibits
10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009)

10.16

Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo HSBC Trade Bank, N.A. dated June 10, 2009 (incorporated by reference from Exhibit 10.16 to the Form 8-K filed by the Company on June 11, 2009)

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Trevor S. Lang
Principal Financial Officer and Secretary (Principal Accounting Officer)

Dated: August 28, 2009