Form 10-Q
period 2009-10-31
Zumiez Inc
filed 2009-12-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Number of shares of Common Stock outstanding as of December 7, 2009 was 30,254,949 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,489	$33,057
Marketable securities	71,315	45,525
Receivables	7,879	4,555
Inventory	76,381	51,974
Prepaid expenses and other	6,404	5,614
Deferred tax assets	2,995	2,588
Total current assets	175,463	143,313

Leasehold improvements and equipment, net	71,819	73,932
Goodwill and other intangibles	13,198	13,236
Marketable securities - long-term	832	1,767
Deferred tax assets	4,595	1,101
Total long-term assets	90,444	90,036

Total assets	$265,907	$233,349

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$33,748	$15,909
Accrued payroll and payroll taxes	6,133	4,739
Income taxes payable	2,705	238
Current portion of deferred rent and tenant allowances	3,368	2,682
Other accrued liabilities	8,315	7,653
Total current liabilities	54,269	31,221

Long-term deferred rent and tenant allowances, less current portion	27,632	24,000
Other long-term liabilities	1,310	177
Total long-term liabilities	28,942	24,177

Total liabilities	83,211	55,398
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,254,949 shares issued and outstanding at October 31, 2009, 29,533,067 shares issued and outstanding at January 31, 2009	80,227	75,789
Accumulated other comprehensive income	95	117
Retained earnings	102,374	102,045
Total shareholders’ equity	182,696	177,951

Total liabilities and shareholders’ equity	$265,907	$233,349

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$113,192	$112,245	$275,169	$283,205
Cost of goods sold	73,093	72,982	188,527	189,279
Gross profit	40,099	39,263	86,642	93,926

Selling, general and administrative expenses	31,742	28,879	86,950	78,004
Operating profit (loss)	8,357	10,384	(308)	15,922

Interest income, net	161	576	825	1,660
Other Income	5	36	5	36
Earnings before income taxes	8,523	10,996	522	17,618
Provision for income taxes	3,450	4,178	193	6,711
Net income	$5,073	$6,818	$329	$10,907

Basic net income per share	$0.17	$0.23	$0.01	$0.37

Diluted net income per share	$0.17	$0.23	$0.01	$0.37

Weighted average shares used in computation of earnings per share:
Basic	29,562,733	29,172,869	29,457,792	29,086,196

Diluted	30,243,944	29,373,990	30,038,982	29,394,416

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Common stock issued through employee stock benefit plans, including tax benefit of $671	722	1,407	—	—	1,407
Stock-based compensation expense	—	3,031			3,031
Unrealized losses, net of tax benefit of $14	—	—	(22)	—	(22)
Net income				329	329
Balance at October 31, 2009	30,255	$80,227	$95	$102,374	$182,696

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$329	$10,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,255	14,168
Deferred tax expense	(3,886)	(2,634)
Stock-based compensation expense	3,031	3,252
Loss on disposal of assets	143	155
Gain from sales of marketable securities, net	—	(36)
Excess tax benefit from stock options	(671)	(756)
Impairment of long-lived assets	713	—
Changes in operating assets and liabilities:
Receivables	(1,068)	(1,920)
Inventory	(24,407)	(33,126)
Prepaid expenses and other	(790)	(1,495)
Trade accounts payable	17,839	22,240
Accrued payroll and payroll taxes	1,394	(602)
Income taxes payable	3,138	5,295
Other accrued liabilities	834	(2,033)
Deferred rent and tenant allowances	4,318	6,412
Net cash provided by operating activities	17,172	19,827

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(15,238)	(26,295)
Purchases of marketable securities	(61,028)	(82,607)
Sales and maturities of marketable securities	35,119	87,948
Net cash used in investing activities	(41,147)	(20,954)

Cash flows from financing activities:
Change in book overdraft	—	(3,337)
Proceeds from exercise of stock options	736	1,012
Excess tax benefit from stock options	671	756
Net cash provided by (used in) financing activities	1,407	(1,569)

Net decrease in cash and cash equivalents	(22,568)	(2,696)
Cash and cash equivalents, beginning of period	33,057	11,945
Cash and cash equivalents, end of period	$10,489	$9,249

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$10	$9
Cash paid during the period for income taxes	944	4,115
Non-cash investing activity - refundable use tax on leasehold improvments and equipment	(2,256)	—
Non-cash investing activity - asset retirement obligations in other long-term liabilities	961	—

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations for the three and nine months ended October 31, 2009 and November 1, 2008, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended October 31, 2009 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2009 and November 1, 2008.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition.  In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, leasehold improvements and equipment, marketable securities, goodwill and other intangibles and accrued liabilities.  Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, medical and dental insurance reserve, the expected useful lives of leasehold improvements and equipment, asset retirement obligations and assumed future cash flows supporting long-lived assets.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that might be expected for fiscal 2009.  For further information, refer to the Company’s financial statements and notes included in the Company’s Form 10-K filed on March 23, 2009.

Nature of Business—The Company is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of October 31, 2009, the Company operated 378 stores primarily located in shopping malls, giving the Company a presence in 35 states.  The Company’s stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross.  The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests.  In addition, the Company operates a website that sells merchandise online and provides content and a community for its target customers.  The Company, based in Everett, Washington, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry which results in a fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  “Fiscal 2008” was the 52-week period ended January 31, 2009.  The first nine months of fiscal 2009 was the 39-week period ended October 31, 2009.  The first nine months of fiscal 2008 was the 39-week period ended November 1, 2008.  “Fiscal 2009” is the 52-week period ending January 30, 2010.

Reclassification of Previously Issued Financial Statements— The Company has reclassified certain current liabilities on the condensed consolidated balance sheet as of January 31, 2009 related to store equipment from current portion of deferred rent and tenant allowances to other accrued liabilities in the amount of $53,000.  The Company also revised the classification of the long-term portion of these certain liabilities from long-term deferred rent and tenant allowances to other long-term liabilities as of January 31, 2009 in the approximate of $177,000.  There was no impact on total current liabilities and total long-term liabilities as of January 31, 2009.  As a result of the reclassification, the statement of cash flows for the nine months ended November 1, 2008 was revised to reflect this reclassification.  The effect of the reclassification decreased the use of operating cash from other accrued liabilities and reduced the operating cash provided by deferred tenant allowances by approximately $211,000 for the nine months ended November 1, 2008 on the condensed consolidated statement of cash flows.  There was no impact on the net cash provided by operating activities for the nine months ended November 1, 2008 on the condensed consolidated statement of cash flows.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Form 10-K filed on March 23, 2009.  Presented below in this note and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in that annual report.  We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as Codification or “ASC.”  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  For further discussion of the Codification see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

Marketable Securities— The Company considers all liquid investments with original maturity of three months or less when purchased to be cash equivalents.

The following tables summarize the estimated fair value of our cash and marketable securities, the gross unrealized holding gains and losses, the other-than-temporarily impaired gross unrealized losses and the length of time available-for-sale securities were in a continuous unrealized loss positions as of October 31, 2009 and January 31, 2009 (in thousands):

	October 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$10,489	$—	$—	$10,489	$—	$—
Total cash and cash equivalents	10,489	—	—	10,489	—	—

Short-term investments
State and local government securities	50,065	262	(6)	50,321	(6)	—
Total short-term investments	50,065	262	(6)	50,321	(6)	—

Long-term investments
State and local government securities	21,928	82	(184)	21,826	(16)	(168)
Total long-term investments	21,928	82	(184)	21,826	(16)	(168)
Total	$82,482	$344	$(190)	$82,636	$(22)	$(168)

	January 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$33,057	$—	$—	$33,057	$—	$—
Total cash and cash equivalents	33,057	—	—	33,057	—	—

Short-term investments
Treasury and agency securities	8,329	61	—	8,390	—	—
State and local government securities	21,235	149	—	21,384	—	—
Total short-term investments	29,564	210	—	29,774	—	—

Long-term investments
State and local government securities	17,540	253	(275)	17,518	(275)	—
Total long-term investments	17,540	253	(275)	17,518	(275)	—
Total	$80,161	$463	$(275)	$80,349	$(275)	$—

The long-term gross unrealized holding losses on the state and local obligations primarily consist of an unrealized loss on the Company’s sole auction rate security.  The Company has the ability and intent to hold its available-for-sale securities until recovery of fair value, which may be at maturity, and thus does not currently consider any securities to be other-than-temporarily impaired.  All of our available-for-sale securities mature in two years or less.

The Company did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 31, 2009 or for the fiscal year ended January 31, 2009.

At October 31, 2009, marketable securities, classified as available for sale, were $72.1 million and consisted primarily of state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days.  As of January 31, 2009, we held two separate $1.0 million auction rate securities.  In May 2009, one of the auction rate securities sold at auction for par.  As of October 31, 2009, we had $0.8 million invested, net of temporary impairment charge of $0.2 million, in an auction rate security that is classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheet.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals.  This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.  Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program.  However, the uncertainties in the credit markets, that began in early 2008,  have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  Should the auction continue to fail, we anticipate we have the ability to hold the security until the liquidity in the market improves.  The investment is fully collateralized by the United States government.  Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary.  It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in our condensed consolidated balance sheet as “accumulated other comprehensive income (loss).”  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment.

Receivables— At October 31, 2009 and January 31, 2009, receivables included the following (in thousands):

	October 31, 2009	January 31, 2009
Credit cards receivable	$2,270	$1,884
Refundable use tax	2,256	—
Tenant allowances receivable	1,348	901
Interest receivable	977	418
Vendor credits	474	410
Employee receivables	331	483
Other receivables	223	459
	$7,879	$4,555

The Company does not extend credit to its customers except through independent third-party credit cards, which are generally collected within several business days.  The refundable use tax amount in the table above of approximately $2.3 million represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from State jurisdictions.

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value.  The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors.  Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit.  Historically, any write-downs have not been significant to the Company.  We have reserved for inventory as of October 31, 2009 and January 31, 2009 in the amounts of approximately $1.5 million and $3.6 million.  The inventory reserve includes inventory whose estimated market value is below cost, and an estimate for inventory shrinkage.  These reserve amounts are evaluated quarterly.  The inventory related to these reserves is not marked up in subsequent periods.

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

Management performs a review of the carrying value of long-lived assets conducted in accordance with GAAP on a quarterly basis.  The third quarter 2009 review revealed that six stores were impaired, resulting in a non-cash impairment charge of approximately $0.4 million for the three months ended October 31, 2009.  For the nine month period ended October 31, 2009 a total of seven stores were determined to be impaired resulting in a non-cash impairment charge of approximately $0.7 million.  The non-cash impairment charge is included in selling, general and administrative expenses for the three and nine months ended October 31, 2009.

Fair Value of Financial Instruments—The Company discloses the estimated fair value of certain assets and liabilities as financial instruments.  Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At October 31, 2009 and January 31, 2009, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments.  The carrying value of marketable securities, excluding auction rate securities described below, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.

Generally Accepted Accounting Principles defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  The FASB issued additional guidance that provides advice on determining whether a market for a financial asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  Contractual maturities of investments underlying our available-for-sale securities at October 31, 2009 included $0.8 million in an auction rate security, net of $0.2 million temporary impairment.  Based on current market conditions, auctions related to this security may be unsuccessful at the scheduled auction.  An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment.

Other Accrued Liabilities—At October 31, 2009 and January 31, 2009 other accrued liabilities consisted of the following:

	October 31, 2009	January 31, 2009
Accrued payables	$2,589	$2,564
Unredeemed gift cards	1,970	3,061
Accrued sales tax	1,676	1,425
Accrued legal (see note 3)	1,424	—
Other current liabilities	656	603
	$8,315	$7,653

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs.  Our cost of sales also includes shrinkage, certain promotional costs, buying, store occupancy and distribution and warehousing costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores in which case we do not bill our customers.  Such amounts, if any, are billed and included in revenue and the related freight cost is charged to cost of goods sold.  For the three months ended October 31, 2009 and November 1, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $0.2 million and $0.2 million.  For the nine months ended October 31, 2009 and November 1, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $0.5 million and $0.4 million.

Stock Compensation—The Company maintains a 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock-based compensation by which the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants, excluding options granted under the exchange offer, discussed below, are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine month periods ended October 31, 2009 and November 1, 2008.

	For the Nine Months Ended	For the Nine Months Ended
	October 31, 2009	November 1, 2008
Dividend yield	—%	—%
Volatility rate	66.78%	55.35%
Average expected life (in years):
Expected lives-Five years	6.50	6.50
Expected lives-Four years	6.25	6.25
Average risk-free interest rate:	1.67%	2.77%

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

The following table summarizes the Company’s stock option activity for the nine months ended October 31, 2009 and November 1, 2008 (in thousands except weighted-average exercise price):

	Nine Months Ended
	October 31, 2009		November 1, 2008
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,793	$17.13	1,958	$16.29
Granted year to date (1)	528	$8.03	160	$14.25
Exercised year to date	(250)	$1.64	(211)	$2.46
Forfeited and exchanged year to date (2)	(547)	$30.25	(96)	$27.36
Outstanding at the end of the period	1,524	$11.83	1,811	$17.28
Exercisable at end of the period	621	$12.09	699	$11.45

(1) Includes 307,138 stock options issued pursuant to the Exchange Offer.

(2) Includes 460,700 stock options exchanged in the Exchange Offer.

During the nine months ended October 31, 2009, the Company granted approximately 528,000 stock options of which approximately 307,000 were issued in conjunction with the stock option exchange that occurred on July 21, 2009.  There were approximately 221,000 stock options granted during the nine months ended October 31, 2009, not issued in conjunction with the stock option exchange, with a Black-Scholes weighted average fair value of $4.44.  There were 160,000 stock options with a Black-Scholes weighted average fair value of $7.89 issued during the nine months ended November 1, 2008.

The following table summarizes the Company’s restricted stock activity for the nine months ended October 31, 2009 and November 1, 2008 (in thousands except weighted-average fair value):

	Nine Months Ended
	October 31, 2009			November 1, 2008
	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value
Outstanding at beginning of year	285	$15.49	$2,034	16	$37.19	$321
Granted year to date	445	$7.10	—	333	$14.52	—
Vested year to date	(80)	$15.96	—	(4)	$38.19	—
Forfeited year to date	(15)	$10.31	—	(15)	$14.22	—
Outstanding at end if period	635	$9.67	$8,553	330	$15.34	$3,221

The intrinsic value of restricted stock awards is the market value of the outstanding restricted stock on the last business day of the quarter.  The market value per share was $13.47 and $9.76 at October 31, 2009 and November 1, 2008.

The Company recorded approximately $1.2 million and $3.0 million of total stock-based compensation expense for the three and nine months ended October 31, 2009, of which approximately $0.1 million and $0.4 million, was attributable to the Board of Directors.  The Company recorded approximately $1.0 million and $3.3 million of stock-based compensation for the three and nine months ended November 1, 2008, of which approximately $0.1 million and $0.4 million was attributable to the Board of Directors.  The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.  This charge had no impact on the Company’s reported cash flows.

At October 31, 2009 and January 31, 2009, there was approximately $8.2 million and $8.6 million, of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.2 million and $0.2 million, was attributable to the Board of Directors.  This cost is expected to be recognized over a period of approximately three to eight years.

Goodwill and Other Intangible Assets — The Company evaluates the recoverability of goodwill annually based on a two-step impairment test.  The first step compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.  The Company, in accordance with GAAP, does not amortize goodwill derived from purchase business combinations.  There was no impairment of goodwill for the nine months ended October 31, 2009 and November 1, 2008.

Asset Retirement Obligations — An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset.  The Company’s ARO’s are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements.  The ARO is recorded in leasehold improvements and equipment and other long-term liabilities in the condensed consolidated balance sheet as of October 31, 2009 and will be subsequently adjusted for changes in fair value.  The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Recent accounting pronouncements— Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements.  All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In December 2007,  the FASB issued guidance that continues to require the acquisition method of accounting to be applied to all business combinations but significantly changes the accounting for certain aspects of business combinations.  Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  We expect this guidance to have an impact on our accounting for future business combinations, if any, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary.  This guidance clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity.  Among other things, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the Consolidated Statements of Operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, if material.  This guidance was effective for us on February 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance was effective for us for consolidated financial statements issued for periods ending on or after January 31, 2009.  We do not expect this guidance to have a material impact on our accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions, if any, or renewals of intangible assets in the future.

In March 2009, the FASB issued guidance that provides additional advice on determining whether a market for a financial asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  This guidance is effective for us for interim and annual condensed consolidated financial statements for periods ending on or after August 1, 2009.  The Company’s adoption of this guidance does not have a material impact on its condensed consolidated financial statements.

In March 2009, the FASB issued guidance that provides additional support for determining whether impairment is other-than-temporary to debt securities in the financial statements.  This guidance requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income.  This guidance is effective for us for interim and annual periods ending on or after August 1, 2009.  The Company does not meet the conditions necessary to recognize other-than-temporary or credit losses of its auction rate securities in earnings and as such, this guidance does not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued guidance requiring us to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods.  These disclosures are effective for us for interim periods ending on or after August 1, 2009.  The adoption of this guidance does not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date.  The guidance sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for us for the period ending August 1, 2009 and required prospective application.  We have evaluated certain events and transactions occurring after October 31, 2009 and through December 7, 2009, the date of our Form10-Q filing.

3. Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations.  In addition to minimum future lease payments, all store leases provide for additional rental payments based on sales, as well as common area maintenance charges.  A majority of our leases provide for ongoing co-tenancy requirements that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods.  Total rent expense, base rent and contingent rent for the three and nine month periods ended October 31, 2009 and November 1, 2008 (in thousands) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Store base rent expense	$9,014	$8,437	$25,606	$22,532
Other base rent expense	243	243	727	729
Total base rent expense	9,257	8,680	26,333	23,261
Contingent and other rent expense	5,796	5,555	16,457	14,923
Total rent expense	$15,053	$14,235	$42,790	$38,184

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

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that the Company failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203.  On July 16, 2009, the Company announced that it had reached an agreement to settle.  The claims made settlement agreement was submitted to the court for preliminary approval, but the court denied approval without prejudice and encouraged the parties to restructure and resubmit the agreement to the court for approval.  The Company is now discussing modifications to the settlement agreement with plaintiff’s counsel.  The Company does not believe the final settlement will be materially different than the previously disclosed amount of approximately $1.3 million including settlement awards to class members, an incentive payment to the plaintiff, attorney’s fees and costs, and claims administration costs.  This accrued charge was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended August 1, 2009.

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

4. Fair Value Measurements— The Company defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities;

•                  Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3— Inputs that are unobservable.

The Company follows the guidelines for assessing fair value measurements consistent with GAAP that requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date.  If, after evaluating those factors, the evidence indicates the market is not active, a company must determine whether recent quoted transaction prices are associated with distressed transactions.

The following table summarizes assets measured at fair value on a recurring basis at October 31, 2009 and January 31, 2009:

Marketable Securities	Level 1	Level 2	Level 3
	(in thousands)
At October 31, 2009	$—	$71,315	$832
At January 31, 2009	$—	$45,525	$1,767

The $0.8 million in Level 3 marketable securities represents a $1.0 million par value auction rate security net of temporary impairment charge of approximately $0.2 million.  This security failed to sell at its scheduled auction in March 2009.  The interest rate for this security reset to a rate of 1.16%.  The next scheduled auction for this security is in March 2010.  The Company’s valuation method is based on numerous assumptions including assessments of the underlying structure of the security, expected cash flows, credit ratings, liquidity and other relevant factors.  Accordingly, this security is classified as Level 3 within the valuation hierarchy.  The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate security, which the Company attributes to recent liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.2 million to accumulated other comprehensive loss in the condensed consolidated balance sheet as of October 31, 2009.  The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate security until liquidity returns to the market.  If it is later determined that the fair value of this security is other-than-temporarily impaired, the Company will record a loss in the consolidated statement of operations.  Due to the Company’s belief that the market for this investment may take in excess of twelve months to fully recover, the Company has classified it as a noncurrent asset on the accompanying condensed consolidated balance sheets as of October 31, 2009 and January 31, 2009.

The Level 2 marketable securities includes high quality money market funds, US treasuries, US government sponsored enterprises, certificates of deposit, and municipal bonds traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The following table presents the changes in the Level 3 fair-value category for the nine months ended October 31, 2009.  The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

	January 31, 2009	Sale of Marketable Securities (Level 3)	Total Unrealized Income Included in Accumlated Other Comprehensive Income (Loss)	October 31, 2009
	(in thousands)
Marketable securities	$1,767	$(1,000)	$65	$832

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis as of October 31, 2009:

	Fair Value Measurements at October 31, 2009
	(in thousands)
	Nine Months Ended October 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss
Long-lived assets held and used	$127	$127	$714

During the nine months ended October 31, 2009, certain long-lived store assets (primarily leasehold improvements and equipment) with a net carrying amount of $0.8 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.7 million which was included in earnings for the nine months ended October 31, 2009.  The fair value was determined using a discounted cash flow model at a store level. Store impairment expense was recorded net of the remaining tenant allowance.  The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses.  If the Company’s sales, gross profit or operating expenses are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.  There were no impairments charges recognized for the nine months ended November 1, 2008.

5. Net Income (Loss) Per Share, Basic and Diluted— Basic net income per share is computed based on the weighted average number of common shares outstanding during the period.  Diluted net income per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common share equivalents outstanding for the period.

Common share equivalents included in the computation of diluted net income per share represent shares issuable upon assumed exercise of outstanding stock options, non-vested restricted stock and employee stock purchase plan share equivalents (“ESPP”).  Options to purchase approximately 452,000 and 832,000 shares of common stock in the three months ended October 31, 2009 and November 1, 2008 and 452,000 and 827,000 shares of common stock in the nine months ended October 31, 2009 and November 1, 2008, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.  There were approximately 617,000 and 410,000 shares of non-vested restricted shares included in the calculation of diluted earnings per share for the three and nine months ended October 31, 2009.  There were 270,000 and 193,000 shares of non-vested restricted shares included in the calculation of diluted earnings per share for the three and nine months ended November 1, 2008.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income	$5,073	$6,818	$329	$10,907
Weighted average common shares for basic net income per share	29,562,733	29,172,869	29,457,792	29,086,196
Dilutive effect of stock options and restricted stock	681,211	201,121	581,190	308,220
Weighted average common shares for diluted net income per share	30,243,944	29,373,990	30,038,982	29,394,416
Basic net income per share	$0.17	$0.23	$0.01	$0.37
Diluted net income per share	$0.17	$0.23	$0.01	$0.37

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

Forward-looking statements are based on our expectations regarding net sales, gross profit, selling, general and administrative expenses, profitability, financial position, business strategy, new store openings, and plans and objectives of management.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us and our business, industry, markets and consumers, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among others, those described in “Risk Factors” and elsewhere in this quarterly report and in the Form 10-K referred to in the preceding paragraph.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We assume no obligation to update any forward-looking statements as a result of new information, future events or developments.  References in the following discussion to “we,” “us,” “our,” “the Company” and similar references mean Zumiez Inc. and its consolidated subsidiary, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name.  As of October 31, 2009, we operated 378 stores primarily located in shopping malls, giving us a presence in 35 states.  We also operate an ecommerce website that supports our stores and sells similar products as our stores.  Our stores cater to young men and women between the ages of 12 and 24 who seek brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX, and motocross.  We support the action sports lifestyle and promote our brand, and a relevant selection of other popular brands and styles, through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests.  This approach, combined with our unique culture and integrated marketing based on a passion for the action sports lifestyle, differentiated brand merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

General

Net sales constitute gross sales net of estimated returns.  Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue.  Information in this report with respect to comparable store sales includes ecommerce sales.  Ecommerce sales were 1.7% and 1.2% of total sales for the nine month periods ended October 31, 2009 and November 1, 2008.  Sales with respect to gift cards are deferred and recognized when gift cards are redeemed.  The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”).  Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net store sales beginning on the first anniversary of their first day of operation and ecommerce sales.  Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the corresponding period.  When additional square footage is added to a store that is included in comparable store sales, the store remains in comparable store sales.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales.  As a result, data regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs.  Our cost of sales also includes shrinkage, certain promotional costs, buying, store occupancy and distribution and warehousing costs.  This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold.

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

Gross profit.  Gross profit measures whether we are optimizing the price and inventory levels of our merchandise.  Gross profit is the difference between net sales and cost of sales.  Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs.  Our cost of sales also includes markdowns, shrinkage, certain promotional costs, buying, store occupancy and distribution and warehousing costs.  Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformance with accounting principles generally accepted in the United States of America (“GAAP”).  These U.S. GAAP standards are set by the Financial Accounting Standards Board “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position, etc., many of which have been interpreted and amended several times over the years.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of FASB No. 168 “Accounting Standards Codification,”  referred to as the Codification or ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made, rather it better codifies relevant GAAP topics into one resource.  However, this codification does not include GAAP pronouncements issued by the Securities and Exchange Commission.  The above change was made effective by the FASB for periods ending on or after September 15, 2009.  All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In preparing financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition.  We believe, given current facts and circumstances that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied.  Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise.  In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, leasehold improvements and equipment, prepaid assets, goodwill and certain liabilities.  We believe our most critical accounting estimates and assumptions are in the following areas:

Impairment of Marketable and Non-Marketable Securities.  We periodically review our marketable securities for impairment.  If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary.”  Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period.  If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our consolidated statement of operations.

Valuation of merchandise inventories.  We carry our merchandise inventories at the lower of cost or market.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors.  Actual final sales prices to our customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit.  Historically, any write-downs have not been significant and we do not adjust the historical carrying value of merchandise inventories upwards based on actual sales experience.

We estimate an inventory shrinkage reserve for anticipated losses.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and paperwork errors.  The estimate for the shrinkage reserve is calculated based on historical percentages and can be affected by changes in merchandise mix and changes in actual shrinkage trends.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve.  However, if actual physical inventory losses differ significantly from our estimate, our operating results could be adversely affected.

Leasehold improvements and equipment.  We review the carrying value of our leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the net carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses.  If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.  Declines in projected store cash flow could result in the impairment of assets.  The actual economic lives of these assets may be different than our estimated useful lives, thereby resulting in a different carrying value.  These evaluations could result in a change in the depreciable lives of those assets and therefore our depreciation expense in future periods.

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

Lease Accounting.  The Company occupies its retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold.  Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed probable.  The Company straight-lines and recognizes its rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention.  For certain locations, the Company receives cash tenant allowances and has reported these amounts as a deferred liability, which is amortized to rent expense over the term of the lease.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on our history of operating earnings, no valuation allowance has been recorded as of October 31, 2009.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.  The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits in income tax expense.  Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-based compensation.  The Company maintains a 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.  The Company accounts for stock compensation in accordance with GAAP.  Under the provisions of GAAP, the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percent of net sales:

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.6	65.0	68.5	66.8
Gross profit	35.4	35.0	31.5	33.2
Selling, general and administrative expenses	28.0	25.7	31.6	27.5
Operating profit (loss)	7.4	9.3	(0.1)	5.7
Interest and other income, net	0.1	0.5	0.3	0.6
Earnings before income taxes	7.5	9.8	0.2	6.3
Provision for income taxes	3.0	3.7	0.1	2.4
Net Income	4.5%	6.1%	0.1%	3.9%

Three Months (13 weeks) Ended October 31, 2009 Compared With Three Months (13 weeks) Ended November 1, 2008

Net Sales

Net sales increased to $113.2 million for the three months ended October 31, 2009 from $112.2 million for the three months ended November 1, 2008, an increase of $1.0 million, or 0.8%.

Comparable store net sales decreased 8.0% for the three months ended October 31, 2009 compared to the three months ended November 1, 2008.  Geographically our stores in the western region of the U.S., which account for approximately 54% of our comparable store sales, declined by approximately 10%.  Our stores in the South, Midwest and Northeast experienced a comparable store sales decline of approximately 7%.  The decrease in comparable stores net sales was primarily due to lower net sales in all merchandise departments except footwear which experienced a nominal increase.  For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in non-comparable store sales of $10.1 million partially offset by a decrease in net sales from comparable stores of approximately $9.1 million.  The decrease in comparable store sales was due to fewer transactions, partially offset by an increase in dollars per transaction.  The increase in dollars per transaction was a result of an increase in units per transaction, somewhat offset by a decrease in average unit retail.  The increase in non-comparable store net sales was primarily due to the opening of 39 new stores subsequent to November 1, 2008.

Gross Profit

Gross profit for the three months ended October 31, 2009 was $40.1 million compared with $39.3 million for the three months ended November 1, 2008, an increase of approximately $0.8 million, or 2.1%.  As a percentage of net sales, gross profit increased to 35.4% for the three months ended October 31, 2009 from 35.0% for the three months ended November 1, 2008.  The increase in gross profit as a percent of net sales was driven by an increase in gross profit on inventory sold and a reduction in inventory shrinkage partially offset by increased store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended October 31, 2009 were $31.7 million compared with $28.9 million in the three months ended November 1, 2008, an increase of $2.8 million, or 9.9%.  This increase was primarily the result of costs associated with the opening of 39 new stores subsequent to November 1, 2008, the timing of incentive compensation accruals, impairment charges on six stores and infrastructure and administrative investments to support our growth.  As a percentage of net sales, SG&A expenses increased to 28.0% in the three months ended October 31, 2009 from 25.7% in the three months ended November 1, 2008.

Operating Profit

As a result of the above factors, operating profit was $8.4 million for the three months ended October 31, 2009 compared with operating profit $10.4 million for the three months ended November 1, 2008, a decrease of $2.0 million.  As a percentage of net sales, operating profit was 7.4% for the three months ended October 31, 2009 compared with 9.3% for the three months ended November 1, 2008.

Provision for Income Taxes

Provision for income taxes was $3.5 million for the three months ended October 31, 2009 compared with $4.2 million for the three months ended November 1, 2008.  The effective tax rate was 40.5% for the three months ended October 31, 2009 compared with 38.0% for three months ended and November 1, 2008.  The increased tax rate is due to the unusually low year-to-date income before tax and the impact of permanent items on expected full year taxes.

Net Income

Net income was $5.1 million for the three months ended October 31, 2009 compared to net income of $6.8 million for the three months ended November 1, 2008, a decrease of $1.7 million.  As a percentage of net sales, net income was 4.5% for the three months ended October 31, 2009 compared to net income of 6.1% for the three months ended November 1, 2008.

Nine Months (39 weeks) Ended October 31, 2009 Compared With Nine Months (39 weeks) Ended November 1, 2008

Net Sales

Net sales decreased to $275.2 million for the nine months ended October 31, 2009 from $283.2 million for the nine months ended November 1, 2008, a decrease of $8.0 million, or 2.8%.  Comparable store net sales decreased by 13.6% for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008.  Geographically our stores in the western region of the U.S. and the South, which account for approximately 66% of our comparable store sales, declined by approximately 16%.  Our stores in the Midwest and Northeast experienced a comparable store sales decline of approximately 10%.  The decrease in comparable stores net sales was primarily due to lower net sales in all merchandise departments except footwear which experienced a nominal increase.  For information as to how we define comparable stores, see “General” above.

The decrease in total net sales was due to a decrease in net sales from comparable stores of approximately $38.9 million partially offset by an increase in non-comparable store sales of $30.9 million.  The decrease in comparable store sales was due to fewer transactions, partially offset by an increase in dollars per transaction.  The increase in dollars per transaction was a result of an increase in units per transaction, somewhat offset by a decrease in average unit retail.  The increase in non-comparable store net sales was primarily due to the opening of 39 new stores subsequent to November 1, 2008.

Gross Profit

Gross profit for the nine months ended October 31, 2009 was $86.6 million compared with $93.9 million for the nine months ended November 1, 2008, a decrease of $7.3 million, or 7.8%.  As a percentage of net sales, gross profit decreased to 31.5% for the nine months ended October 31, 2009 from 33.2% for the nine months ended November 1, 2008.  The reduction in gross margin as a percent of net sales was driven primarily by increased store occupancy costs partially offset by a reduction in inventory shrinkage and an increase in gross profit on inventory sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended October 31, 2009 were $87.0 million compared with $78.0 million in the nine months ended November 1, 2008, an increase of $9.0 million, or 11.5%.  This increase was primarily the result of costs associated with opening new stores, approximately $1.3 million legal settlement accrual related to the Johnson case outlined in footnote three “Litigation,” $0.7 million in store impairment charges related to seven stores and to a lesser extent increases in infrastructure and administrative staff to support our growth.  As a percentage of net sales, SG&A expenses increased to 31.6% for the nine months ended October 31, 2009 from 27.5% in the nine months ended November 1, 2008.

Operating Profit or Loss

As a result, of the above factors, operating loss was $0.3 million for the nine months ended October 31, 2009 compared to operating profit of $15.9 million for the nine months ended November 1, 2008 a decrease of $16.2 million.  As a percentage of net sales, operating loss was 0.1% for the nine months ended October 31, 2009 compared to operating profit of 5.7% for the nine months ended November 1, 2008.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the nine months ended October 31, 2009 compared to income tax provision of $6.7 million for the nine months ended November 1, 2008.  The effective tax rate was 37.0 % and 38.1% for nine months ended October 31, 2009 and November 1, 2008.

Net Income

Net income was $0.3 million for the nine months ended October 31, 2009 compared with net income of $10.9 million for the nine months ended November 1, 2008, a decrease of $10.6 million.  As a percentage of net sales, net income was 0.1% for the nine months ended October 31, 2009 compared to net income of 3.9% for the nine months ended November 1, 2008.

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

As of October 31, 2009, we held a $1.0 million par value auction rate security valued at $0.8 million, net of approximately $0.2 million impairment charge.  The $1.0 million security failed to sell at its scheduled auction in March 2009.  The interest rate for the security reset to a prescribed tax-free rate of 1.16%.  We previously had another $1.0 million auction rate security, but in May 2009, this security was redeemed at par.  We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2010.  However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  If the March 2010 auction fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate.  An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment.  The security has been classified as a “long term” asset on our condensed consolidated balance sheet as of October 31, 2009.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores.  Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords.  In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.  During fiscal 2009, we expect to spend approximately $17.0 to $19.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 36 total new stores we opened in fiscal 2009, and a smaller amount related to equipment, systems and improvements for our distribution center and support infrastructure.  However, there can be no assurance that the actual fiscal 2009 capital expenditures will not differ from this expected amount.

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

Net cash provided by operating activities for the nine months ended October 31, 2009 was approximately $17.2 million primarily related to increased trade accounts payable and deferred rent and tenant allowances, partially offset by an increase in inventory.  Net cash provided by operating activities for the nine months ended November 1, 2008 was $19.8 million primarily related to increased trade accounts payable, income taxes and deferred rent, partially offset by an increase in inventory.

Net cash used in investing activities was $41.1 million for the nine months ended October 31, 2009, related primarily to $15.2 million of capital expenditures for new store openings, existing store renovations, home office and distribution center capital projects and by $25.9 million in net purchases of marketable securities.  Net cash used in investing activities was $21.0 million for the nine months ended November 1, 2008, related to $26.3 million of capital expenditures primarily for new store openings and existing store renovations and home office and distribution center capital projects, partially offset by $5.3 million in net sales of marketable securities.

Net cash provided by financing activities for the nine months ended October 31, 2009 was $1.4 million related to proceeds received from exercise of stock options and the related tax benefit.  Net cash used in financing activities for the nine months ended November 1, 2008 was $1.6 million related to the payment of book overdrafts somewhat offset by proceeds received from exercise of stock options and the related tax benefit.

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated.  The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at October 31, 2009 or January 31, 2009.  The Company had open commercial letters of credit outstanding under our secured revolving credit facility of $1.3 million at October 31, 2009 and approximately $0.3 million at January 31, 2009.  The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25.  The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at October 31, 2009.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 31, 2009.  Our operating lease obligations are not recognized as liabilities in the financial statements.  The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations at October 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years
Operating Lease Obligations	$318,091	$9,967	$81,323	$77,936	$148,865
Purchase Obligations	52,470	52,470		—	—
Letters of Credit	1,255	1,255	—	—	—
	$371,816	$63,692	$81,323	$77,936	$148,865

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years.  Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods.  Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases.  In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes, unless guaranteed in the lease agreement.  Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable.  Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable.  For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed probable.  Rent expense, including common area maintenance and other occupancy costs, was $42.8 million and $38.2 million for the nine months ended October 31, 2009 and November 1, 2008.

At October 31, 2009, we had outstanding purchase orders to acquire merchandise from vendors of approximately $52.5 million.  We have an option to cancel these commitments with no notice prior to shipment except for private label purchase orders.  At October 31, 2009, we had approximately $1.3 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of October 31, 2009 related to operating lease obligations, open purchase orders, and letters of credit.  We have excluded these items from our balance sheet in accordance with GAAP.  We presently do not have any non-cancelable inventory purchase commitments, except purchase orders for private label merchandise and new unopened store build out commitments.  At October 31, 2009, we had outstanding purchase orders to acquire merchandise from vendors for approximately $52.5 million.  These purchases are expected to be financed by cash flows from operations.  We have an option to cancel these commitments with no notice prior to shipment except for our private label purchase orders.  At October 31, 2009, we had $1.3 million of letters of credit outstanding under our secured revolving credit facility.  At October 31, 2009, we were committed to property owners for operation lease obligations in the approximate amount of $318.1 million.  Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel.  In the softgoods market, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers.  In addition, in the softgoods market we compete with independent specialty shops, department stores, and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce.  In the hardgoods market, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and ecommerce retailers.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our Chief Financial Officer, Trevor S. Lang, our President and General Merchandising Manager, Lynn K. Kilbourne and our Executive Vice President of Stores, Ford K. Wright.  None of our employees have employment agreements with us and we do not plan to obtain key person life insurance covering any of our employees.  If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives.  As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

We do not own any of our retail stores or our combined home office and distribution center, but instead we lease all of these facilities under operating leases.  Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs.  For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $42.8 million and $38.2 million for the nine months ended October 31, 2009 and November 1, 2008.  As of October 31, 2009, we were a party to operating leases requiring future minimum lease payments aggregating approximately $169.2 million through fiscal year 2014 and approximately $148.9 million thereafter.  In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments.  These amounts generally escalate each year.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated.  The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million.  The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.  There were no outstanding borrowings under the secured revolving credit facility at October 31, 2009 or January 31, 2009.  The Company had open commercial letters of credit outstanding under our secured revolving credit facility of $1.3 million at October 31, 2009 and approximately $0.3 million at January 31, 2009.  The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.  The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions.  The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25.  The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings.  All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement.  We must also provide financial information and statements to our lender.  We were in compliance with all such covenants at October 31, 2009.

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

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us.  These reports include information about our historical financial results as well as the analysts’ estimates of our future performance.  The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  In December 2007, a securities class action litigation and associated derivative lawsuits was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities.  These lawsuits were dismissed with prejudice in March 2009.  If our stock price is volatile, we may become involved in this type of litigation in the future.  Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The trading price of our investment in marketable securities may fluctuate

We have our excess cash invested in diversified high credit money market accounts, US treasuries, certificates of deposit, municipal bonds and auction rate securities.  The investments have historically been considered very safe investments with minimal default rates.  However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  As of October 31, 2009, we had $0.8 million, net of $0.2 million temporary impairment, invested in auction rate securities that are classified as long-term marketable securities on our consolidated balance sheet.  For the nine months ended, October 31, 2009, we incurred a temporary impairment charge on these investments of approximately $0.2 million recorded in other comprehensive income.  If market liquidity issues continue, we may incur additional impairment charges on these investments.

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

Changes to estimates related to our leasehold improvements  and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur non-cash impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment.  For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal.  Recoverability of store assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount is higher, impairment loss is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows.  These calculations require us to make a number of estimates and projections of future results.  If these estimates or projections change or prove incorrect, we may be and have been, required to record impairment charges on certain store locations and other property and equipment.  If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under our secured revolving credit facility, which bears interest at the Daily One Month Libor rate plus 1%, we are exposed to market risk related to changes in interest rates.  At October 31, 2009, we had no borrowings outstanding under our secured revolving credit facility.  At October 31, 2009, we had $1.3 million of letters of credit outstanding under our secured revolving credit facility.  We are not a party to any derivative financial instruments.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and CFO concluded that, as of October 31, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZUMIEZ INC.

Dated: December 7, 2009	By:	/s/ TREVOR S. LANG
Trevor S. Lang
Principal Financial Officer and Secretary (Principal Accounting Officer)