Form 10-K
period 2010-01-30
Zumiez Inc
filed 2010-03-23
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 30, 2010

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

(425) 551-1500

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of the last business day of the second fiscal quarter, August 1, 2009, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $197,371,598 using the closing sales price on that day of $9.55.

As of March 23, 2010, there were 30,422,670 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 26, 2010, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

ZUMIEZ INC.

FORM 10-K

PART I.

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Comment regarding our fiscal year end: The Company’s fiscal year is based on a 52/53-week year ending on the Saturday closest to January 31.

“Zumiez,” the “Company,” “we,” “us,” “our” and similar references refer to Zumiez Inc. and our wholly-owned subsidiary Zumiez Nevada, LLC.

Item 1.	BUSINESS

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 30, 2010, we operated 377 stores primarily located in shopping malls, giving us a presence in 35 states. We were founded in 1978 by Thomas D. Campion, our Chairman. Our current Chief Executive Officer, Richard M. Brooks joined us as Chief Financial Officer in 1993. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities, and is otherwise unavailable in most malls.

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

Over our 31-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as “Zumiez University.” We have:

•	increased our store count from 140 as of the end of fiscal 2004 to 377 as of the end of fiscal 2009, a compounded annual growth rate of 21.9%;

•	experienced average net sales per square foot of $452 for our last five fiscal years ending with fiscal 2009;

•	increased net sales from approximately $153.6 million in fiscal 2004 to approximately $407.6 million in fiscal 2009, representing a compound annual growth rate of 21.6%;

•	been profitable in every fiscal year of our 31 year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept. We target a large population of 12 to 24 year olds, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel, shoes and accessories they wear and the equipment they use. We believe that action sports is a permanent aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit in our market.

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

Deep-rooted Culture. Our culture and brand image enable us to successfully attract and retain high quality employees who are passionate and knowledgeable about the products we sell. We place great emphasis on customer service and satisfaction, and we have made this a defining feature of our corporate culture. To preserve our culture, we strive to promote store managers from within and they are given extensive responsibility for most aspects of store level management. We provide these managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet localized customer demand. Our store leadership at the district manager level and above have all been promoted from within the Zumiez system and their leadership provides unique value and insight to our store managers and sales associates.

Distinctive Store Experience. We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. Our stores are designed to reflect an “organized chaos” that we believe is consistent with many teenagers’ and young adults’ lifestyles. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. To further enhance our customers’ experience, most of our stores feature areas with couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates in a familiar and comfortable setting and to visit our stores more frequently. We believe that our distinctive store environment enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

Disciplined Operating Philosophy. We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level. Our comprehensive training programs are designed to provide our home office staff, managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team’s immersion in the action sports lifestyle, supplemented with feedback from our customers, store associates, store leadership and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us mitigate markdown and fashion risk.

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which is a series of interactive sports, music and lifestyle events held at various locations throughout the United States. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market and interactive contest sponsorships that actively involve our customers with our brands and products. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brand. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since the end of January 29, 2005 (fiscal 2004) through the year ended January 30, 2010 (fiscal 2009) we have opened or acquired 241 new stores consisting of 35 stores in fiscal 2005, 62 stores in fiscal 2006, 50 stores in fiscal 2007, 58 stores in fiscal 2008, and 36 stores in fiscal 2009. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. We plan to open approximately 25 stores in fiscal 2010, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model. The number of anticipated store openings may increase or decrease due to market conditions.

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

The Action Sports Market

We believe that action sports is a permanent aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe that teens enjoy shopping in malls and purchasing clothing, hardgoods and fashion-related merchandise.

Merchandising and Purchasing

Merchandising Our goal is to be viewed by our customers, both young men and young women, as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, equipment and accessories, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers. Our apparel offerings include tops, bottoms, outerwear and accessories such as caps, bags and backpacks, belts and sunglasses. Our footwear offerings primarily consist of action sports related athletic shoes and sandals. Our equipment offerings, or hardgoods, include skateboards, snowboards and ancillary gear such as boots and bindings. We also offer a selection of other items, such as miscellaneous novelties and DVDs.

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

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 6.0% and 6.9% of our net sales in fiscal 2009 and fiscal 2008. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

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

We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and allow us to cater to the more value-oriented customer. For fiscal, 2009, 2008, and 2007 our private label merchandise represented approximately, 15.7%, 15.0% and 15.4% of our net sales.

Purchasing Our merchandising staff consists of a general merchandising manager, divisional merchandising managers, planning staff, and a staff of buyers and assistant buyers. Our purchasing approach focuses on quality, speed and cost in order to provide timely delivery of merchandise to our stores. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with our promotions and seasonality. Our management information systems provide us with current inventory levels at each store and for our Company as a whole, as well as current selling history within each store by merchandise classification and by style. We purchase most of our branded merchandise from domestic vendors.

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

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. We process the vast majority of our merchandise through our distribution center in Everett, Washington. At this facility, merchandise is inspected, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or segregated in our ecommerce fulfillment area for delivery to our ecommerce customers. A significant percentage of our merchandise is currently pre-ticketed by our vendors, which allows us to ship merchandise more quickly, reduces labor costs and enhances our inventory management. We continue to work with our vendors to increase the percentage of pre-ticketed merchandise. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship the majority of our merchandise to our stores. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years. In our effort to reduce distribution costs and increase speed of merchandise delivery to our customers, on March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million. We plans to relocate our current distribution facility in Everett, Washington to this facility and begin distributing inventory to our retail stores in late April 2010.

Stores

As of January 30, 2010, we operated 377 stores with an average of approximately 2,900 square feet per store in 35 states. All of our stores are leased and substantially all are located in shopping malls of different types. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

The following store list shows the number of stores we operated in each state as of January 30, 2010:

State	Number of Stores	Percent of Total Stores
Alaska	3	0.8%
Arizona	13	3.4%
California	73	19.4%
Colorado	17	4.5%
Connecticut	8	2.1%
Delaware	2	0.5%
Florida	16	4.2%
Hawaii	1	0.3%
Iowa	2	0.5%
Idaho	6	1.6%
Illinois	16	4.2%
Indiana	6	1.6%
Kansas	3	0.8%
Maine	1	0.3%
Maryland	8	2.1%
Massachusetts	4	1.1%
Minnesota	11	2.9%
Missouri	2	0.5%
Montana	4	1.1%
New Jersey	16	4.2%
New Hampshire	2	0.5%
Nevada	8	2.1%
New Mexico	5	1.3%
New York	31	8.2%
Oklahoma	3	0.8%
Oregon	12	3.2%
Pennsylvania	15	4.0%
Rhode Island	1	0.3%
South Dakota	1	0.3%
Texas	36	9.5%
Utah	12	3.2%
Virginia	4	1.1%
Washington	23	6.1%
Wisconsin	10	2.7%
Wyoming	2	0.5%

Total Number of Stores	377	100.0%

As of January 30, 2010, approximately 74.9% of our stores had been opened or remodeled within the previous five years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last five fiscal years including 20 stores acquired in the fiscal 2006 Fast Forward acquisition (we closed one Fast Forward store in fiscal 2006):

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2005	35	—	1	174
2006	42	20	1	235
2007	50	—	—	285
2008	58	—	—	343
2009	36	—	2	377

Store Design and Environment We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers and it reflects an “organized chaos” that is consistent with many teenagers’ and young adults’ lifestyles. Our stores feature an industrial look with concrete floors and open ceilings, dense merchandise displays, action sports focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Most of our stores have couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. To further enhance our customers’ experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and are able to offer superior customer service and expertise. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

As of January 30, 2010, our stores averaged approximately 2,900 square feet. In fiscal 2010, we plan on opening new stores with square footage similar to this average. New stores size is determined by our expected sales volume; for instance, if we project higher sales, we generally try to build larger stores and, conversely, if we believe stores will be lower volume stores we generally try to build smaller stores.

Expansion Opportunities and Site Selection Since the end of fiscal 2004, we have opened 241 stores, including 20 acquired in fiscal 2006 through the Fast Forward acquisition, to enhance our position in existing markets, to enter into new markets, to build our brand awareness and to capitalize on our successful store model. We plan to open approximately 25 new stores in fiscal 2010 and to continue to open new stores in future years. The number of anticipated store openings in fiscal 2010 may increase or decrease due to market conditions. We have opened or acquired, on a compounded annual growth rate, approximately 22% new stores over each of the last five years. We plan to open new stores in both existing and new markets. We operate stores in high and low sales volume malls.

In selecting a location for a new store, we target high-traffic mall space with suitable demographics and favorable lease terms. We seek locations near busy areas of the mall such as food courts, movie theaters, music or game stores and other popular teen retailers. We generally locate our stores in malls in which other teen-oriented retailers have performed well. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall. We have currently identified a number of potential sites for new stores in malls with appropriate market characteristics.

We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our 58 new stores opened in fiscal 2008 generated average net sales of approximately $0.9 million per store during their first full year of operation. On average, our net capital investment to open the 58 new stores in fiscal 2008 was approximately $311,000 per store, which includes capital expenditures, net of landlord contributions. In fiscal 2009, we opened 36 stores with an average net capital investment of approximately $221,000 per store, which includes capital expenditures, net of landlord contributions. We successfully lowered our new store net capital investment by $90,000 or 28.9% by negotiating better terms with our construction contractors and increasing tenant improvement allowances from landlords. In addition to capital investments, we make working capital investments consisting primarily of merchandise inventory. However, our capital investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including manager and sales associate competency and tenure, the geographic location, type of mall and size of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2009, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for the stores we opened in prior years.

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

Our store operations are currently organized into divisions, regions and districts. Each division is managed by a divisional manager, responsible for approximately 125 stores. Each region is managed by a regional manager, responsible for approximately 50 stores. We employ one district sales manager per district, responsible for the sales and operations of approximately 9 stores. Each of our stores is typically staffed with one store manager, one or more assistant managers and two or more store associates, depending on the season and sales volume of the store. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

We believe we provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home office, we give our store managers and district managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers, such as our “Zumiez Managers Retreat,” and “Rocktember,” to improve both operational expertise and supervisory skills. Our comprehensive training programs are offered at the store, regional and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our store, district, and regional managers are compensated in part based on the sales volume of the store or stores they manage.

Our store associates generally have an interest in the action sports lifestyle and are knowledgeable about our products. Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates. Our store associates receive extensive training from their managers to improve their product expertise and selling skills. We evaluate our store associates weekly on measures such as sales per hour, units per transaction and dollars per transaction to ensure consistent productivity, to reward top performers and to identify potential training opportunities. We provide sales incentives for store associates such as sales-based commissions in addition to hourly wages and our annual “Zumiez 100K” event, which recognizes outstanding sales performance in a resort setting that combines recreation and education. These and other incentive programs are designed to promote a competitive, yet fun, corporate culture that is consistent with the action sports lifestyle we seek to promote.

Ecommerce Operations. Our website provides current information on our upcoming events and promotions, store locations and merchandise selection. We also sell products directly through our website, although ecommerce sales currently comprise a small portion of our overall net sales. In fiscal years 2009, 2008 and 2007, ecommerce sales represented 2.3%, 1.5% and 1.1%, of our total net sales. With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service unless the customer chooses to have their product shipped to one of our stores, in which case shipping is free. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold.

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

Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market such as Transworld Snowboarding and Transworld Skateboarding and interactive contest sponsorships that actively involve our customers with our brands and products. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular teenage personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In fiscal 2009, our Zumiez Couch Tour completed a twelve-city tour across the United States.

Advertising expense was approximately $822,000, $775,000 and $805,000 in fiscal 2009, 2008 and 2007.

Management Information Systems

Our management information systems provide integration of store, merchandising, distribution, financial and human resources functions. We use software licensed from ANT USA for merchandise planning and software licensed from Epicor CRS that is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making and sales audit functions. Our financial systems are licensed from SAGE and are used for general ledger, accounts payable, payroll, financial reporting and asset management.

Sales, including ecommerce sales, are updated daily in our merchandising reporting systems by polling sales information from each store’s point-of-sale, or “POS,” terminals. Our POS system consists of registers providing processing of retail transactions, price look-up, time and attendance and e-mail. Sales information, inventory tracking and payroll hours are uploaded to our central host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores through automated nightly two-way electronic communication with each store. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

In addition to our home office staff, each of our regional and district managers can access relevant business information, including current and historical sales by store, district and region, transaction information and payroll data.

Competition

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch Co., Aeropostale, Inc., American Apparel, American Eagle Outfitters, Inc., Tillys, Anchor Blue Clothing Company, Forever 21, Inc., Hollister Co., Hot Topic, Inc., Old Navy, Inc., Pacific Sunwear of California, Inc., The Buckle, Inc., The Wet Seal, Inc. and Urban Outfitters, Inc. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick’s Sporting Goods, Inc., Sport Chalet, Inc. and The Sports Authority Inc., and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture. However, some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. See “Item 1A Risk Factors.” We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year end holiday selling seasons. During fiscal 2009, approximately 60% of our net sales occurred in the third and fourth quarters. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, store remodels and closings, competitive influences, and the number and timing of new store openings.

Trademarks

“Zumiez,” “Free World,” “Alab,” “Alibi,” “Aperture (snowboards),” “Empyre” and “Rälik” are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We currently have U.S. trademarks pending for the “Dravus,” “Trillium,” “Zine,” “Aperture (apparel),” “Couch Tour,” and “Zumiez Couch Tour” marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks. We also own numerous domain names which have been registered with Corporation for Assigned Names and Numbers.

Employees

As of January 30, 2010, we employed approximately 1,130 full-time and approximately 3,200 part-time employees, of which approximately 330 were employed at our home office and approximately 4,000 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2009, varied from between approximately 2,600 and 4,500 part-time employees. None of our employees are represented by a labor union and we believe generally that our relationship with our employees is good.

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

Our growth strategy depends on our ability to open and operate new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

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

The number of anticipated store openings in fiscal 2010 may increase or decrease due to market conditions. We have opened or acquired, on a compounded annual growth rate, approximately 22% new stores over the last five years. As we look to fiscal 2010 and beyond, we will likely slow this rate of growth until we see the macroeconomic environment improve.

Our business could suffer from the effects of inflation that could have a significant effect on increased prices for merchandise inventories.

We may experience significant cost increases for inventories purchased from foreign vendors. Such increases are primarily attributable to unfavorable foreign currency exchange rates, giving rise to potential increases in the cost of manufacturing which our vendors may seek to pass along to us. These increases could have a negative impact on our product margins for our private label and domestic brands.

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

Our business is susceptible to weather conditions that are out of our control including the potential risks of unpredictable weather patterns, including any weather patterns associated with naturally occurring global climate change, and the resultant unseasonable weather could have a negative impact on our results of operations.

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures (including any weather patterns associated with global warming and cooling) during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions, particularly in regions of the United States where we have a concentration of stores, could have a material adverse effect on our business and results of operations.

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

Some of our competitors are larger than we are and have substantially greater financial, marketing, including advanced ecommerce marketing capabilities, and other resources than we do. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our President and General Merchandising Manager, Lynn K. Kilbourne, our Chief Financial Officer, Trevor S. Lang, and our Executive Vice President of Stores, Ford K. Wright. None of our employees have employment agreements with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

Our failure to meet our staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including, divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture, based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution center, particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages or interruptions or strikes could have a material adverse effect on our business or results of operations.

Our operations, including our sole distribution center, are concentrated in the western United States, which makes us susceptible to adverse conditions in this region.

Our home office and sole distribution center are located in a single facility in Washington, and a substantial number of our stores are located in the western half of the United States. We also have a substantial number of stores in the New York/New Jersey region and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center to receive, store and distribute the vast majority of our merchandise to all of our stores and to fulfill our ecommerce sales. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting the West Coast, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are relocating our sole distribution center located in Everett, Washington to Corona, California in April and May 2010 to receive, store and distribute the vast majority of our merchandise to all of our retail stores. As a result, events may occur during the relocation period and the operating periods subsequent to the relocation, that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and ecommerce distribution facility, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $58.0 million, $52.9 million and $43.5 million for fiscal 2009, 2008, and 2007. As of January 30, 2010, we were a party to operating leases requiring future minimum lease payments aggregating approximately $202.3 million through fiscal year 2014 and approximately $118.9 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes, none of which is included in the amount of future minimum lease payments. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011, of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 30, 2010. The Company had open commercial letters of credit outstanding under our secured revolving credit facility of approximately $0.3 million at January 31, 2009 and approximately $0.6 million at January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 30, 2010.

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

Additionally, our products are subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area are currently in place. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell in our stores, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.

Our failure to adequately anticipate a correct mix of private label merchandise may have a material adverse effect on our business.

Sales from private label merchandise accounted for 15.7% of our net sales in fiscal 2009. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher gross margins than other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

We completed our initial public offering in May 2005 and we have incurred and could continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. Rules and regulations implemented by the SEC and The NASDAQ Global Select Market, has required changes in corporate governance practices of public companies. Compliance with these laws could cause us to incur significant costs and expenses, including legal and accounting costs, and could make some compliance activities more time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result, we may incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Database privacy, network security and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices and activity monitoring on our network. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with the security standards, established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells 85% branded merchandise, this trend may negatively affect our business as we generally will have to charge more than vertically integrated private label retailers.

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

We have our excess cash invested in diversified high quality money market accounts, U.S. treasuries, U.S. government agency enterprises, certificates of deposit, municipal bonds and auction rate securities. The investments have historically been considered very safe investments with minimal default rates. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. As of January 30, 2010, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is classified in long-term marketable securities on our consolidated balance sheet. For fiscal 2009, we did not incur an impairment charge on this investment. However, if market liquidity issues continue, we may incur additional impairment charges on this investment in the future.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on our balance sheet.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment. For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal. Recoverability of store assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount is higher, impairment loss is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated future discounted cash flows. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be and have been, required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

In early February 2005, we completed our move from the 49,000 square foot combined home office and distribution center that we occupied since 1994 to a new 87,350 square foot combined home office and distribution center, both in Everett, Washington. In October 2006, we entered into a new lease agreement whereby we agreed to expand our existing lease of 87,350 square feet of home office and distribution center space by 37,350 square feet, bringing the aggregate square footage leased to 124,700 square feet effective January 1, 2007. The new lease agreement terminated and replaced the original February 2005 lease with the landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years. Subsequent to the fiscal 2009 year end, we acquired a 168,450 square foot building in Corona, California that will serve as our new warehouse and distribution facility, beginning in the first half of fiscal 2010.

All of our stores, encompassing approximately 1,107,000 total square feet as of January 30, 2010, are occupied under operating leases. The store leases range for a term of five to ten years and we are generally responsible for payment of property taxes and utilities, common area maintenance and marketing fees.

Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 12 to the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K (listed under “Litigation” under Commitments and Contingencies).

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ZUMZ.” As of January 30, 2010, there were 30,250,661 shares of common stock issued. We began trading on the NASDAQ Stock Market on May 6, 2005. Accordingly, no information prior to this date is available. The following table sets forth the high and low last reported sales prices for our common stock on the NASDAQ Global Select Market for the fiscal years ended January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008).

Fiscal 2009	High	Low
First Fiscal Quarter (February 1, 2009—May 2, 2009)	$12.89	$6.43
Second Fiscal Quarter (May 3, 2009—August 1, 2009)	$12.31	$7.38
Third Fiscal Quarter (August 2, 2009—October 31, 2009)	$17.13	$9.54
Fourth Fiscal Quarter (November 1, 2009—January 30, 2010)	$14.73	$10.93

Fiscal 2008	High	Low
First Fiscal Quarter (February 3, 2008—May 3, 2008)	$22.76	$13.84
Second Fiscal Quarter (May 4, 2008—August 2, 2008)	$22.33	$12.29
Third Fiscal Quarter (August 3, 2008—November 1, 2008)	$18.25	$8.72
Fourth Fiscal Quarter (November 2, 2008—January 31, 2009)	$9.72	$6.12

b)	Holders of the Corporation’s Capital Stock

We had approximately 341 shareholders of record as of March 16, 2009.

c)	Dividends

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

Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Our fiscal years ended, January 28, 2006, February 2, 2008, January 31, 2009 and January 30, 2010

each consisted of 52 weeks. Our fiscal year ended February 3, 2007 consisted of 53 weeks. In this document, we refer to the fiscal year ended January 28, 2006 as “fiscal 2005”, the fiscal year ended February 3, 2007 as “fiscal 2006”, the fiscal year ended February 2, 2008 as “fiscal 2007”, the fiscal year ended January 31, 2009 as “fiscal 2008” and the fiscal year ended January 30, 2010 as “fiscal 2009”.

The selected statement of operations data for fiscal 2007, fiscal 2008 and fiscal 2009 and the selected balance sheet data as of January 31, 2009 and January 30, 2010 are derived from our audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statement of operations data for fiscal 2005 and fiscal 2006 are derived from our audited financial statements not included in this document.

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010
	(in thousands, except share and per share data)
Statement of Operations Data:
Net sales	$205,589	$298,177	$381,416	$408,669	$407,603
Cost of goods sold	133,047	189,959	244,429	274,134	272,865

Gross profit	72,542	108,218	136,987	134,535	134,738
Selling, general and administrative expenses	52,494	75,774	98,042	109,927	122,003

Operating profit	20,048	32,444	38,945	24,608	12,735
Interest income	648	1,178	1,722	2,059	1,176
Other income (expense)	(1)	(16)	3	36	96

Earnings before income taxes	20,695	33,606	40,670	26,703	14,007
Provision for income taxes	7,844	12,750	15,344	9,499	4,876

Net income	$12,851	$20,856	$25,326	$17,204	$9,131

Net income per share:
Basic (1)	$0.50	$0.76	$0.89	$0.59	$0.31

Diluted (1)	$0.47	$0.73	$0.86	$0.58	$0.30

Weighted average shares outstanding:
Basic (1)	25,879,675	27,542,891	28,608,818	29,126,889	29,499,385
Diluted (1)	27,376,684	28,703,037	29,322,337	29,694,112	30,132,560

(1)	Fiscal 2005 has been restated to reflect the 2 for 1 stock split that occurred in fiscal 2006 in the form of a share dividend.

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and current marketable securities	$43,001	$51,977	$76,532	$78,582	$108,051
Working capital	47,357	54,929	92,161	112,092	134,875
Total assets	114,411	167,294	216,095	233,349	260,265
Total long term obligations	9,129	12,910	18,097	24,177	27,802
Total shareholders’ equity	73,684	104,812	154,602	177,951	192,676

	Fiscal Year Ended
	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009		January 30, 2010
	(in thousands, except square footage and sales per square foot)
Other Financial Data:
Gross margin percentage (1)	35.3%	36.3%	35.9%	32.9%		33.1%
Capital expenditures	$16,453	$22,160	$30,722	$28,349		$16,551
Depreciation and Amortization	$7,535	$10,499	$14,762	$19,470		$22,950
Store Data:
Number of stores open at end of period	174	235	285	343		377
Comparable store sales increase (decrease) (2)	14.2%	14.5%	9.2%	(6.5%	)	(10.0%	)
Net sales per store (3)	$1,299	$1,389	$1,405	$1,240		$1,081
Total square footage at end of period (4)	475,646	667,337	829,021	1,004,868		1,107,121
Average square footage per store at end of period (5)	2,718	2,840	2,909	2,930		2,937
Net sales per square foot (6)(7)	$483	$499	$488	$424		$367

(1)	Gross margin percentage represents gross profit divided by net sales.

(2)	Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales. Comparable stores sales for fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008 and January 28, 2006 consisted of 52 weeks and February 3, 2007 consisted of 53 weeks, resulting in an extra week of sales in fiscal 2006. Comparable store sales include our ecommerce sales.

(3)

Net sales per store represents net sales for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the period divided by the number of months in the period. Net sales per store excludes ecommerce sales. Fiscal 2006 included an extra week of sales due to the addition of a 53rd week.

(4)	Total square footage at end of period includes retail selling, storage and back office space.

(5)	Average square footage per store at the end of a period is calculated on the basis of the total store square footage at end of period, including retail selling, storage and back office space, of all stores open at the end of the period.

(6)	Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the period divided by the number of months in the period. This calculation excludes our ecommerce sales.

(7)	The fiscal years ended January 28, 2006, February 3, 2007 and February 2, 2008 have been restated to exclude sales related to our ecommerce sales.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors.” See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of the Annual Report on Form 10-K.

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 30, 2010, we operated 377 stores primarily located in shopping malls, giving us a presence in 35 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls.

Fiscal 2009—A Review of This Past Year

Fiscal 2009 was a difficult year for Zumiez however, while the first two quarters of the year were abnormally challenging, the second half of the year saw improvement in the U.S. economy. Historically, we have made the majority of our profits in the second half of the year due to the seasonal nature of our business, so as the recession pressures eased in the back half of fiscal 2009, our sales and profits were better. As the economy improved, we saw traffic increases in our stores and less promotional activity from our competitors. The first six months of fiscal 2009 saw our same store sales decrease 17.2% and we had a diluted loss per share of $0.16, a decrease of $0.30 from the first six months of fiscal 2008. The second half of fiscal 2009 saw a marked improvement relative to the first half and slight improvement over the second half of fiscal 2008. For the second half of fiscal 2009, the six months ended January 30, 2010, our same store sales declined 4.7% and our diluted earnings per share increased $0.02 or 4.5%.

Fiscal 2010—A Look At the Upcoming Year

We believe it is difficult to gauge the long-term effects the recent global financial and economic crises will have on consumer spending, the prospects of an economic recovery, and what these factors will have on our financial performance. In the second half of fiscal 2009, we began to see some encouraging trends, but our comparable store sales were negative and our earnings results were still below historical levels. Our current outlook remains cautious and overall we are planning the business conservatively in 2010, however we will also be making some strategic investments that will enhance product placement, improve supply chain efficiencies and drive sales through multiple channels. While we expect these investments will benefit our financial performance long-term, they should have a nominal impact in 2010. These investments will result in higher capital expenditures in 2010 compared to 2009; however, we expect to open fewer stores during the year. Our current forecast projects sustained working capital similar to previous years, adequate cash and investments, no borrowings on our credit facility and positive cash flow from operations. Inventory levels per square foot should be in line with or slightly above 2009 levels. We believe our earnings will increase in fiscal 2010 if our same store sales increase.

General

Net sales constitute gross sales net of estimated returns. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Information in this report with respect to comparable store sales, includes our ecommerce sales. Ecommerce sales were 1.0% of total net sales for fiscal 2005 through fiscal 2007, 1.5% for fiscal 2008 and 2.3% for fiscal 2009. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store. Our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels, does not eliminate that store from inclusion in the calculation of comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of sales also includes shrinkage, certain promotional costs and buying, occupancy and distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We do receive insignificant amounts of cash consideration from vendors which have been reported as a reduction of expenses or inventory on hand, as the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, out-bound freight, store supplies, depreciation on leasehold improvements at our home office and stores, facility expenses, and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses. We expect that our selling, general and administrative expenses will, as described below, increase in future periods due in part to increased expenses associated with opening new stores.

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

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Comparable store sales. As previously described in detail under the caption “General,” comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period.

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

Operating profit. We view operating profit as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures affecting depreciation expense.

Store productivity. Store productivity, including net sales per average square foot, average unit retail price, the number of transactions per store, dollars per transaction, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance. In addition, we review our stores operating income as a measure of their profitability.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.1%	67.1%	66.9%

Gross margin	35.9%	32.9%	33.1%
Selling, general and administrative expenses	25.7%	26.9%	30.0%

Operating profit	10.2%	6.0%	3.1%
Interest income	0.4%	0.5%	0.3%

Earnings before income taxes	10.6%	6.5%	3.4%
Provision for income taxes	4.0%	2.3%	1.2%

Net income	6.6%	4.2%	2.2%

Fiscal 2009 Results Compared With Fiscal 2008

Net Income

Net income in fiscal 2009 was $9.1 million, or $0.30 per diluted share, compared with $17.2 million, or $0.58 per diluted share, in fiscal 2008, a decrease of 46.9%. The decrease in net income was driven by the deleveraging effect of increased selling, general and administrative expenses (SG&A) on a decrease in net sales, partially offset by an improvement in gross profit as a percent of sales. Our effective income tax rate in fiscal 2009 was 34.8% compared to 35.6% in fiscal 2008.

Net Sales

Net sales in fiscal 2009 decreased 0.3% to $407.6 million. The decrease reflected a comparable store sales decline of 10.0% in the 52-week period ended January 30, 2010, mostly offset by the net addition of 34 new stores in fiscal 2009 and a full year of sales from the 58 stores opened in fiscal 2008.

Geographically our stores west of Texas, which account for 54% of our comparable store sales, declined by 12.4%, while our comparable store sales in the Northeast, Midwest and South decreased 9.0% combined. The decline in comparable store sales was driven by a decrease in comparable store transactions and all merchandise categories experienced comparable store sales declines except footwear. For information as to how we define comparable stores, see “General” above.

The decrease in total net sales was due to a decline in net sales from comparable stores of approximately $40.5 million, mostly offset by an increase in non-comparable store sales of approximately $39.4 million. The increase in non-comparable store net sales was primarily due to the opening of 36 new stores in fiscal 2009.

Gross Profit

Gross profit was $134.7 million in fiscal 2009 compared to $134.5 million in fiscal 2008, an increase of $0.2 million or 0.2%. As a percent of net sales, gross profit increased 0.2 percentage points in fiscal 2009 to 33.1% from 32.9% in fiscal 2008. The increase was primarily due to product margin improvement of 140 basis points and 20 basis points from supply chain efficiencies, largely offset by a store occupancy increase of 140 basis points. Store occupancy is largely a fixed cost for which we have a minimal ability to lower. Store occupancy costs increased as a percent to sales primarily due to a 10.0% same store sales decline.

Selling, General and Administrative Expenses

SG&A was $122.0 million in fiscal 2009 compared to $109.9 million in fiscal 2008, an increase of $12.1 million or 11.0%. SG&A as a percent of sales increased by 310 basis points in fiscal 2009 to 30.0% compared to 26.9% in fiscal 2008. The primary contributors to this increase were a 180 basis points increase for expenses associated with the opening of 36 new stores, 40 basis points related to impairment charges on 21 stores, and legal settlement costs contributing 30 basis points. New stores generally open with lower revenues than stores that have been open greater than one year, but a majority of new store operating costs are not meaningfully lower than stores greater than one year old. As a result, these stores contribute to higher SG&A as a percent to sales.

Fiscal 2008 Results Compared With Fiscal 2007

Net Income

Fiscal 2008 net income was $17.2 million, or $0.58 per diluted share, compared with approximately $25.3 million, or $0.86 per diluted share in fiscal 2007. The decrease in net income was due to a decline in gross profit on increased sales and SG&A expenses which increased more, as a percent of sales, for the 52 weeks ended January 31, 2009. Our effective income tax rate was 35.6% in fiscal 2008 compared to 37.7% in fiscal 2007.

Net Sales

Net sales increased to $408.7 million for fiscal 2008 from $381.4 million for fiscal 2007, an increase of $27.3 million, or 7.1%. The increase resulted primarily from the addition of 58 new stores during fiscal 2008, a full year of net sales from new stores added in fiscal 2007 partially offset by a 6.5% comparable store sales decrease.

Our stores west of Texas, which accounted for 58% of our comparable store sales, declined by 11%. The main driver of the decline in comparable store sales was a decrease in comparable store transactions and, to a lesser extent, dollars spent per transaction. The decline in comparable store sales was driven by a decrease in comparable store transactions and all merchandise categories experienced comparable store sales declines except footwear. For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from non-comparable stores of approximately $52.2 million partially offset by a decline in comparable store sales of approximately $24.9 million. The increase in net sales from non-comparable stores was primarily due to the opening of 58 new stores in fiscal 2008.

Gross Profit

Gross profit for fiscal 2008 was $134.5 million compared with $137.0 million for fiscal 2007, a decrease of $2.5 million, or 1.8%. As a percentage of net sales, gross profit decreased 3.0% to 32.9% in fiscal 2008 from 35.9% in fiscal 2007. The decrease in gross profit as a percentage of net sales was driven primarily by store occupancy costs growing at a faster rate than sales (worth 140 basis points), and lower product margins of 160 basis points primarily due to apparel, which is about 50% of our sales.

Selling, General and Administrative Expenses

SG&A expenses in fiscal 2008 were $109.9 million compared with $98.0 million in fiscal 2007, an increase of $11.9 million, or 12.1%. As a percentage of net sales, SG&A expenses increased 120 basis points to 26.9% in fiscal 2008 from 25.7% in fiscal 2007. This increase was the result of costs associated with operating new stores, primarily store wages and depreciation, as well as increases in infrastructure and administrative staff to support our growth, partially offset by a decrease in stock-based and incentive compensation expenses.

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

The following table sets forth selected unaudited quarterly consolidated statements of operations data for the last two recent years. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal Year Ended January 31, 2009								Fiscal Year Ended January 30, 2010
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands, except per share data)
Net sales	$78,702		$92,258		$112,245		$125,464		$76,808	$85,170	$113,192		$132,433
Gross profit	$24,560		$30,103		$39,263		$40,609		$21,900	$24,644	$40,099		$48,095
Operating profit (loss)	$1,626		$3,912		$10,384		$8,686		$(3,438)	$(5,226)	$8,357		$13,042
Net income (loss)	$1,362		$2,727		$6,818		$6,297		$(1,658)	$(3,085)	$5,073		$8,801
Basic net (loss) income per share	$0.05		$0.09		$0.23		$0.22		$(0.06)	$(0.10)	$0.17		$0.30
Diluted net (loss) income per share	$0.05		$0.09		$0.23		$0.21		$(0.06)	$(0.10)	$0.17		$0.29
Number of stores open end of period	306		324		340		343		358	369	378		377
Comparable store sales increase (decrease)	(0. 8%	)	(1.7%	)	(5.8%	)	(13.4%	)	(15.3% )	(18.8% )	(8.0%	)	(1.7%	)

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

As of January 30, 2010, we held one $1.0 million Auction Rate Security valued at $0.9 million, net of approximately $0.1 million temporary impairment charge. The $1.0 million security failed to sell at its scheduled auction in March 2009. The interest rate for the security reset to a prescribed tax-free rate of 1.16%. We previously held another $1.0 million auction rate security that was redeemed at par in May 2009. We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2010. However, uncertainties in the credit markets this fiscal year have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the March 2010 auction fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate. An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment. The security has been classified in “long term” assets on our consolidated balances sheet as of January 30, 2010 and January 31, 2009.

Fiscal 2009 Cash Flow Summary

We ended fiscal 2009 with approximately $108.1 million of cash and cash equivalents and short-term investments, compared with approximately $78.6 million at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, was $134.9 at the end of fiscal 2009, up 20% from approximately $112.1 million at the end of fiscal 2008. The increase in cash, cash equivalents and short-term investments and working capital were due primarily to the reduced cash out-flow from opening 22 fewer stores in fiscal 2009 and increased cash flow from operations.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2009, we spent approximately $16.6 million on capital expenditures, a majority of which related to leasehold improvements and fixtures for the 36 new stores we opened in fiscal 2009, and a smaller amount related to information technology projects.

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands).

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Total cash provided by (used in)
Operating activities	$34,286	$38,337	$45,116
Investing activities	(51,220)	(11,943)	(56,683)
Financing activities	20,718	(5,282)	1,460

Increase (decrease) in cash and cash equivalents	$3,784	$21,112	$(10,107)

Operating Activities

Net cash provided by operating activities increased by $6.8 million from $38.3 million in fiscal 2008 to $45.1 million in fiscal 2009. The increase was primarily due to an increase in accounts payable, income taxes payable and cash flow resulting from decreased inventory, partially offset by a decrease in net income in fiscal 2009 compared to 2008. Net cash provided by operating activities for fiscal 2008 was $38.3 million compared to $34.3 million for fiscal 2007. The increase was primarily due to the change in the effect of the tax benefit from stock option exercises from fiscal 2007 to 2008, partially offset by a decrease in net income.

Investing Activities

Net cash used in investing activities was $56.7 million in fiscal 2009 primarily related to capital expenditures for new store openings and existing store renovations of $16.6 million and by net purchases of marketable securities of $40.1 million. Net cash used in investing activities was $11.9 million in fiscal 2008 primarily related to capital expenditures for new store openings and existing store renovations of $28.3 million partially offset by net sales of marketable securities of $16.4 million. Net cash used in investing activities was $51.2 million in fiscal 2007 primarily related to capital expenditures for new store openings and existing store renovations of $30.7 million and net purchases of marketable securities of $20.5 million.

Financing Activities

Net cash provided by financing activities in fiscal 2009 was $1.5 million related to proceeds from stock option exercise and the associated tax benefits. Net cash used in financing activities in fiscal 2008 was $5.3 million primarily related to short-term use of bank funds partially offset by proceeds from stock option exercise and associated tax benefits. Net cash provided by financing activities in the fiscal 2007 was $20.7 million, primarily related to proceeds from stock option exercise and associated tax benefits.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities, available cash and cash equivalents, and short-term investments. We expect these sources of liquidity and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 30, 2010 or January 31, 2009. The Company had open commercial letters of credit outstanding under our secured revolving credit facility of $0.6 million at January 30, 2010 and approximately $0.3 million at January 31, 2009. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 30, 2010.

Capital Expenditures

Our capital expenditures for fiscal 2009 were $16.6 million including the opening of 36 new stores and 7 remodeled stores at a cost of $14.8 million, and $1.8 million in information technology projects and other improvements.

Fiscal 2008 expenditures included $27.1 million related to investment in 58 new stores and 8 remodeled stores. Additionally, we continued to support our infrastructure growth by investing $1.2 million in information technology projects and other improvements.

In upcoming fiscal 2010, we expect to spend approximately $26.0 million to $28.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 25 new stores we plan to open in fiscal 2010, and the acquisition costs of our new distribution center in Corona, California. There can be no assurance that the number of stores that we actually open in fiscal 2010 will not be different from the number of stores we plan to open, or that actual fiscal 2010 capital expenditures will not differ from this expected amount.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended January 30, 2010. Our operating lease obligations are not recognized as liabilities in the financial statements. The following table summarizes the total amount of future payments (in thousands) due under certain of our contractual obligations as of January 30, 2010:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$321,166	$41,584	$82,299	$78,433	$118,850
Purchase Obligations	46,937	46,937	—	—	—
Letters of Credit	576	576	—	—	—

	$368,679	$89,097	$82,299	$78,433	$118,850

We occupy our retail stores and combined home office and distribution center under operating leases generally with terms of five to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes unless guaranteed in the lease agreement. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a deferred liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $58.0 million, $52.9 million and $43.5 million for fiscal 2009, 2007 and 2008.

At January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors for approximately $47.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders. At January 30, 2010, we had approximately $0.6 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments as of January 30, 2010 related to operating lease obligations and letters of credit. We have excluded these items from our balance sheet in accordance with generally accepted accounting principles “GAAP.” We presently do not have any non-cancelable inventory purchase commitments, except purchase orders for private label merchandise. At January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors for approximately $47.0 million. These purchases are expected to be financed by cash flows from operations. We have an option to cancel these commitments with no notice prior to shipment except for our private label purchase orders. At January 30, 2010, we had approximately $0.6 million of letters of credit outstanding under our revolving credit facility. At January 30, 2010, we were committed to property owners for operating lease obligations in the approximate amount of $321.2 million. Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. There can be no assurance that our business will not be affected by inflation in the future.

Quantitative and Qualitative Disclosures About Market Risk

See discussion in Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part IV Item 15, “Exhibits and Consolidated Financial Statements,” of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions

Revenue Recognition

We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions.

Revenue is not recorded on sale of gift cards. A current liability is recorded upon sale, and revenue is recognized when the gift card is redeemed for merchandise. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding future sales returns and the amount and timing of gift cards projected to be redeemed by gift card recipients. Our estimate of the amount and timing of sales returns and gift cards to be redeemed is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for our gift card program during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at January 30, 2010, would have affected net income by approximately $19,000 in fiscal 2009.

A 10% change in our unredeemed gift card breakage life at January 30, 2010, would have affected net income by up to $310,000 in fiscal 2009.

Valuation of Merchandise Inventories

We value our inventory at the lower of cost or fair market value through the establishment of write-down and inventory loss reserves.

Our write-down reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sales or other disposal of the inventory. Write-downs establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded write-downs or an increase in that newly established cost basis.

Our inventory loss reserve represents anticipated physical inventory losses (“shrinkage reserve”) that have occurred since the last physical inventory dates. Each quarter, we reserve for anticipated physical inventory losses on an aggregate basis.

Our write-down reserve contains uncertainties because the calculation requires management to make assumptions based on the current rate of sales, the age of inventory and other factors.

Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical percentages that can be affected by changes in merchandise mix and changes in actual shrinkage trends.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

A 10% decrease in ultimate sales price at January 30, 2010, would have affected net income by approximately $200,200 in fiscal 2009.

A 10% difference in actual physical inventory shrinkage reserved at January 30, 2010, would have affected net income by approximately $209,000 in fiscal 2009.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions

Long-Lived Assets Impairment

We review the carrying value of our leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable.

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

	Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses and selecting the discount rate that reflects the risk inherent in future cash flows.	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information, and where appropriate by use of an independent valuation firm.

We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows of reporting units.

Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

A 10% decrease in the fair value of the Company as of January 30, 2010 would have no impact on the carrying value of goodwill.

Asset Retirement Obligations

An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Our ARO’s are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements.

The ARO is recorded in leasehold improvements and equipment and other current and long-term liabilities in the consolidated balance sheet at January 30, 2010 and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

The ARO recorded contains uncertainties because management is required to make assumptions and judgments to estimate the costs associated with closing a store, the timing of future estimated costs to a store and the credit risk and interest rate assumptions.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our ARO’s. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be significant.

A 10% change in our estimated ARO liability at January 30, 2010, would have affected net income by approximately $48,000.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions

Stock-Based Compensation

We maintain a 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.

In determining the fair value of our share-based issuances, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards.

We determine the fair value of our restricted stock awards based on the closing market price of our stock on the grant date.

The calculation of stock-based compensation requires management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the inputs to the Black Scholes option pricing model, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense for the year ended January 30, 2010, would have affected net income by approximately $271,000 in fiscal 2009.

Accounting for Income Taxes

As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet.	Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

Although management believes that the income tax related judgments and estimates are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

Upon income tax audit, any unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Exhibits and Consolidated Financial Statements—Note 2 Summary of Significant Accounting Policies—Recent Accounting Pronouncements”

Risk Factors, Issues and Uncertainties

Please refer to the information set forth under Item 1A, “Risk Factors,” above for a discussion of risk factors, issues and uncertainties that our business faces.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interest at the Daily One Month Libor rate plus 1.0%, we are exposed to market risk related to changes in interest rates. At

January 30, 2010, we had no borrowings outstanding under our secured revolving credit facility. At January 30, 2010, we had $0.6 million of letters of credit outstanding under our secured revolving credit facility. We are not a party to any derivative financial instruments. Fluctuations in interest rates did not have a material effect on the results of operations in fiscal 2009.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term investments in tax-exempt U.S. treasuries, municipal bonds, taxable agency bonds, and auction rate securities, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. We also invest in long-term agency bonds. If our current portfolio average yield rate decreases by 10% in fiscal 2010, our net income will decrease by approximately $0.1 million. Our current expectation is that our investment yields will remain low in 2010 due to historically low interest rates. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances. These analyses do not consider the effects of the reduced level of overall investments that could happen in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our investments structure.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements,” under “Part IV, Item 15” of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 30, 2010 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of Zumiez Inc. internal control over financial reporting as of January 30, 2010 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part IV, Item 15, “Exhibits and Consolidated Financial Statements.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2010 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 30, 2010 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Year 2009 and 2008” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS.

a)	Exhibits and Consolidated Financial Statements

1.	Management’s Annual Report on Internal Control Over Financial Reporting.

2.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

3.	Consolidated Financial Statements.

4.	Index to Consolidated Financial Statements.

5.	Exhibits Index.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.

The effectiveness of Zumiez Inc. internal control over financial reporting as of January 30, 2010 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS, JR.	3/23/10
Signature	Date
By: Richard M. Brooks, Jr., Chief Executive Officer, Director

/S/ TREVOR S. LANG	3/23/10
Signature	Date
By: Trevor S. Lang, Chief Financial Officer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	3/23/10	/S/ WILLIAM M. BARNUM, JR.	3/23/10
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director

/S/ MATTHEW L. HYDE	3/23/10	/S/ JIM WEBER	3/23/10
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Jim Weber, Director

/S/ GERALD F. RYLES	3/23/10
Signature	Date
Gerald F. Ryles, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zumiez Inc.

We have audited Zumiez Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zumiez Inc. maintained effective internal control over financial reporting as of January 30, 2010, in all material respects, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the periods ended January 30, 2010, January 31, 2009 and February 2, 2008 and our report dated March 23, 2010 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the periods ended January 30, 2010, January 31, 2009 and February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zumiez Inc. as of January 30, 2010 and January 31, 2009 and the results of its operations and its cash flows for the periods ended January 30, 2010, January 31, 2009 and February 2, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2010 expressed an unqualified opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 23, 2010

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2009	January 30, 2010
Assets
Current assets
Cash and cash equivalents	$33,057	$22,950
Marketable securities	45,525	85,101
Receivables	4,555	6,380
Inventory	51,974	50,916
Prepaid expenses and other	5,614	6,270
Deferred tax assets	2,588	3,045

Total current assets	143,313	174,662

Leasehold improvements and equipment, net	73,932	66,008
Goodwill and other intangibles	13,236	13,186
Marketable securities—long term	1,767	872
Deferred tax assets	1,101	5,537

Total long-term assets	90,036	85,603

Total assets	$233,349	$260,265

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$15,909	$16,817
Accrued payroll and payroll taxes	4,739	6,593
Income taxes payable	238	4,006
Current portion of deferred rent and tenant allowances	2,682	3,248
Other accrued liabilities	7,653	9,123

Total current liabilities	31,221	39,787

Long-term deferred rent and tenant allowances, less current portion	24,000	26,375
Other long-term liabilities	177	1,427

Total long-term liabilities	24,177	27,802

Total liabilities	55,398	67,589

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,533,067 shares issued and outstanding at January 31, 2009 and 30,250,661 shares issued and outstanding at January 30, 2010	75,789	81,399
Accumulated other comprehensive income	117	101
Retained earnings	102,045	111,176

Total shareholders’ equity	177,951	192,676

Total liabilities and shareholders’ equity	$233,349	$260,265

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Net sales	$381,416	$408,669	$407,603
Cost of goods sold	244,429	274,134	272,865

Gross profit	136,987	134,535	134,738

Selling, general and administrative expenses	98,042	109,927	122,003

Operating profit	38,945	24,608	12,735

Interest income, net	1,722	2,059	1,176
Other income	3	36	96

Earnings before income taxes	40,670	26,703	14,007

Provision for income taxes	15,344	9,499	4,876

Net income	$25,326	$17,204	$9,131

Basic net income per share	$0.89	$0.59	$0.31

Diluted net income per share	$0.86	$0.58	$0.30

Weighted average shares used in computation of earnings per share:
Basic	28,608,818	29,126,889	29,499,385

Diluted	29,322,337	29,694,112	30,132,560

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2007	27,881	$45,311	$(14)	$59,515	$104,812
Exercise of common stock options, including tax benefit of $16,527	1,122	19,417	—	—	19,417
Stock based compensation	—	4,569	—	—	4,569
Unrealized gains, net	—	—	478	—	478
Net income	—	—	—	25,326	25,326

Balance at February 2, 2008	29,003	69,297	464	84,841	154,602

Exercise of common stock options, including tax benefit of $1,173	530	2,102	—	—	2,102
Stock based compensation	—	4,390	—	—	4,390
Unrealized (losses), net of tax of $213	—	—	(347)	—	(347)
Net income	—	—	—	17,204	17,204

Balance at January 31, 2009	29,533	75,789	117	102,045	177,951

Exercise of common stock options and vesting of restricted common stock, including tax benefit of $707	719	1,461	—	—	1,461
Stock based compensation	—	4,149	—	—	4,149
Unrealized (losses), net of tax of $7	—	—	(16)	—	(16)
Net income	—	—	—	9,131	9,131

Balance at January 30, 2010	30,252	$81,399	$101	$111,176	$192,676

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Cash flows from operating activities:
Net income	$25,326	$17,204	$9,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,762	19,470	22,092
Deferred tax expense	(1,826)	(1,221)	(4,886)
Stock-based compensation expense	4,569	4,390	4,149
Loss on disposal of assets	119	271	141
Impairment of long-lived assets	—	812	2,538
Gain from sales of marketable securities, net	(2)	(36)	(36)
Excess tax benefit from stock options	(16,527)	(1,173)	(707)
Changes in operating assets and liabilities:
Receivables	448	220	(319)
Inventory	(6,564)	(3,253)	1,058
Prepaid expenses and other	(847)	(1,174)	(656)
Trade accounts payable	(4,492)	(3,763)	908
Accrued payroll and payroll taxes	313	(358)	1,854
Income taxes payable	9,976	1,364	4,475
Other accrued liabilities	2,244	(1,230)	1,457
Deferred rent and tenant allowances	6,787	6,814	3,917

Net cash provided by operating activities	34,286	38,337	45,116

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(30,722)	(28,349)	(16,548)
Purchases of marketable securities	(143,957)	(82,607)	(90,841)
Sales and maturities of marketable securities	123,459	99,013	50,706

Net cash used in investing activities	(51,220)	(11,943)	(56,683)

Cash flows from financing activities:
Change in book overdraft	1,301	(7,384)	—
Proceeds from exercise of stock options	2,890	929	753
Excess tax benefit from stock options	16,527	1,173	707

Net cash provided by (used in) financing activities	20,718	(5,282)	1,460

Net increase (decrease) in cash and cash equivalents	3,784	21,112	(10,107)
Cash and cash equivalents, beginning of period	8,161	11,945	33,057

Cash and cash equivalents, end of period	$11,945	$33,057	$22,950

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$4	$11	$10
Cash paid during the period for income taxes	7,324	9,422	5,288
Non-cash operating activity—disposition of gift card breakage liability	303	—	—
Non-cash investing activity—acquisition costs in other accrued liabilities	250	—	—
Non-cash investing activity—refundable use tax on leasehold improvements and equipment	—	—	(1,506)
Non-cash investing activity—asset retirement obligations in other long-term liabilities	—	—	1,095

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature and Ownership of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. As of January 30, 2010, the Company operated 377 stores primarily located in shopping malls, giving the Company a presence in 35 states. The Company’s stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. The Company supports the action sports lifestyle and promotes its brand through a multi-faceted marketing approach that is designed to integrate its brand image with its customers’ activities and interests. In addition, the Company operates a website which sells merchandise online and provides content and a community for its target customers. The Company, based in Everett, WA, was formed in August 1978 and operates within one reportable segment.

Fiscal Year—The Company uses a fiscal calendar widely used by the retail industry that result in a fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2007, fiscal 2008 and fiscal 2009 were 52-week periods ended February 2, 2008, January 31, 2009 and January 30, 2010. Fiscal 2006 was a 53-week period ended February 3, 2007.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its subsidiary, Zumiez Nevada, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassification of Previously Issued Financial Statements—The Company has reclassified certain current liabilities on the consolidated balance sheet as of January 31, 2009 related to store equipment from current portion of deferred rent and tenant allowances to other accrued liabilities in the amount of $53,000. The Company also reclassified the long-term portion of certain liabilities from long-term deferred rent and tenant allowances to other long-term liabilities as of January 31, 2009 of $177,000. There was no impact on total current liabilities and total long-term liabilities as of January 31, 2009. As a result of the reclassification, the statement of cash flows as of January 31, 2009 was revised to reflect this reclassification. The effect of the reclassification decreased the use of operating cash from other accrued liabilities and reduced the operating cash provided by deferred tenant allowances by $230,000 on the consolidated statement of cash flows. There was no impact on the net cash provided by operating activities on the consolidated statement of cash flows for the fiscal year ended January 31, 2009.

2.    Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by the Company, including information about contingencies, risk, and financial condition. Actual results could differ from these estimates and assumptions.

Concentration of Risk—The Company maintains its cash and cash equivalents in accounts with major financial institutions in the United States of America, in the form of demand deposits, certificates of deposits and money market accounts. Deposits in these financial institutions may exceed the amount of federal deposit insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Marketable Securities—At January 30, 2010 and January 31, 2009, marketable securities, classified as available for sale, were $86.0 million and $47.3 million, and consisted of state and local municipal, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days. As of January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security which is classified as a long term available-for-sale marketable security on our consolidated balance sheets.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to fiscal 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets, that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auctions continue to fail, we anticipate we have the ability to hold these securities until the liquidity in the market improves. These investments are fully collateralized by the United States government. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in our consolidated balance sheet as “accumulated other comprehensive income (loss).” If we deem these losses to be other than temporary, we will realize these losses in our consolidated statement of operations. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment.

Inventory—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to the Company’s best estimate of their net realizable value. The Company’s decisions to write-down its merchandise inventories are based on its current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than the Company’s estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant to the Company. We have reserved for inventory as of January 30, 2010 and January 31, 2009 in the amounts of approximately $2.8 million and $3.6 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and paperwork errors. The inventory related to these reserves is not marked up in subsequent periods.

Leasehold Improvements and Equipment—Leasehold improvements and equipment are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Leasehold improvements	Lesser of 7 years or the term of the lease
Fixtures	3 to 7 years
Computer equipment, software, store equipment & other	3 to 5 years

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

Management performs a review of the carrying value of long-lived assets conducted in accordance with GAAP annually, or as indicators of impairment are present. In fiscal 2009, the review revealed that 21 stores were impaired, resulting in a non-cash impairment charge of $2.5 million that is included in selling, general and administrative expense. For fiscal 2008, the review revealed that five stores were impaired, resulting in a non-cash impairment charge of $0.8 million that was included in selling, general and administrative expenses.

Fair Value of Financial Instruments—The Company discloses the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 30, 2010 and January 31, 2009, the carrying amounts of cash and cash equivalents, receivables, payables and other accrued liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, excluding auction rate securities described below, approximate the fair value because these financial instruments have floating interest rates which reflect current market conditions.

Generally accepted accounting principles require recording an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available such as analyst reports, applicable industry data and other pertinent information, and assess our ability to hold the security for the foreseeable future. The investment would be written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Goodwill and Other Intangible Assets—The Company evaluates the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. The Company, in accordance with GAAP, does not amortize goodwill derived from business combinations. There was no impairment of goodwill in the 2009, 2008 and 2007 fiscal years.

Asset Retirement Obligations—An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s ARO’s are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in leasehold improvements and equipment and other current and long-term liabilities in the consolidated balance sheet as of January 30, 2010 and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Income Taxes—The provision for income taxes includes both current and deferred tax expenses. Current tax expense is the amount associated with current operating results. The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company did not record a valuation allowance in fiscal years 2009, 2008 and 2007.

Comprehensive Income—Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for fiscal 2009, 2008 and 2007 was $9.1 million, $16.9 million and $25.8 million comprised of net income plus or (minus) net unrealized gains or (losses) on our available-for-sale securities.

Revenue Recognition—Sales are recognized upon purchase at the Company’s retail store locations or upon shipment for orders placed through the Company’s website as both title and risk of loss have transferred. Taxes collected from the Company’s customers are recorded on a net basis. The Company records the sale of gift cards as a current liability and recognizes revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. The Company reports shipping revenues and costs within sales and cost of goods sold. The Company accrues for estimated sales returns by customers based on historical sales return results. The allowance for sales returns as of January 30, 2010 and January 31, 2009 was approximately $294,000 and $282,000. The Company offers a return policy of 30 days.

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

The Company presents its merchandise assortment as a percentage of net sales for the following categories: “Men’s,” which includes men’s apparel; “Women’s,” which includes women’s apparel; and “Accessories and Other,” which includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for each of the aforementioned categories for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Men’s	32.4%	30.6%	31.2%
Women’s	15.4%	14.2%	11.2%
Accessories and Other	52.2%	55.2%	57.6%

Total	100.0%	100.0%	100.0%

Cost of Goods Sold—Cost of sales consists of branded merchandise costs, and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of sales also includes shrinkage, certain promotional costs and buying, occupancy and distribution and warehousing costs. This may not be comparable to the way in which the Company’s competitors or other retailers compute their cost of goods sold. The Company does receive insignificant amounts of cash consideration from vendors which have been reported as a reduction of expenses or inventory on hand, as the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service. Such amounts billed are included in revenue and the related freight cost is charged to cost of goods sold. For fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company incurred shipping costs related to ecommerce sales of approximately $1.2 million, $0.8 million and $0.5 million.

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, out-bound freight, store supplies, depreciation on leasehold improvements at the home office and stores, facility expenses, training, and advertising and marketing costs. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which the Company’s competitors or other retailers compute their selling, general and administrative expenses.

Advertising—The Company expenses advertising costs as incurred. Advertising expenses are net of sponsorships. Advertising expense was approximately $822,000, $775,000 and $805,000 in fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Stock Compensation—The Company maintains the 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors. The Company accounts for stock-based compensation by which the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants, excluding options granted under the exchange offer, discussed below, are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

	Fiscal Year Ended
	January 31, 2009	January 30, 2010	February 2, 2008
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	53.4%	55.4%	66.8%

Average expected life (in years):
Expected lives—Four years	—	6.25	6.25
Expected lives—Five years	6.00	6.50	6.50
Expected lives—Eight years	6.38	7.25	—

The Company accounts for stock-based compensation expense using the Black-Scholes option pricing method based on the following subjective assumptions:

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual daily historical changes in the market value of our stock since becoming a public company in May 2005. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate—This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term—The expected term was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. We have elected this method as we have concluded that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

Dividend yield—The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeitures—The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

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

The following table summarizes the Company’s stock option activity for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands except weighted-average exercise price):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (3) (in thousands)
Outstanding at February 3, 2007	2,675	$6.76	5.35	$72,007

Granted	515	$36.54
Exercised	(1,095)	$2.05
Forfeited	(137)	$17.55

Outstanding at February 2, 2008	1,958	$16.29	6.39	$18,511

Granted	160	$14.25
Exercised	(211)	$2.46
Forfeited	(114)	$28.20

Outstanding at January 31, 2009	1,793	$17.13	5.90	$3,799

Granted (1)	528	$8.03
Exercised	(258)	$1.64
Forfeited (2)	(568)	$29.50

Outstanding at January 30, 2010	1,495	$11.88	6.05	$7,667

Exercisable at January 30, 2010	621	$12.46	4.41	$4,013

(1)	Includes 307,138 stock options issued pursuant to the Exchange Offer.
(2)	Includes 460,700 stock options exchanged in the Exchange Offer
(3)	The intrinsic value of options is defined as the difference between the market price of the Company’s common stock and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal year.

During the fiscal year ended January 30, 2010 the Company granted approximately 528,000 stock options of which approximately 307,000 were issued in conjunction with the stock option exchange that occurred July 21, 2009. There were approximately 221,000 stock options granted during the fiscal year ended January 30, 2010, not issued in conjunction with the Exchange Offer, with a Black-Scholes weighted average fair value of $4.44. In connection with the stock options granted in fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 the Company recognized approximately $0.4 million, $0.5 million and $3.3 million in stock-based compensation expense. The intrinsic value of stock options exercised during the fiscal year ended January 30, 2010 and January 31, 2009 was approximately $2.5 million and $3.4 million.

The following table summarizes the Company’s restricted stock activity for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands except weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at February 3, 2007	—	—	—

Granted	16	—	—

Outstanding at February 2, 2008	16	$37.19	$321

Granted	333	$14.52	—
Vested	(5)	$37.54	—
Forfeited	(59)	$14.05	—

Outstanding at January 31, 2009	285	$15.49	$2,034

Granted	450	$7.17	—
Vested	(81)	$16.17	—
Forfeited	(32)	$9.80	—

Outstanding at January 30, 2010	622	$9.67	$7,921

(1)	Intrinsic value for restricted stock awards is defined as the market value on the last business day of the fiscal year. The market value of the restricted stock awards was $12.73 at January 30, 2010, $7.15 at January 31, 2009 and $20.04 at February 28, 2008.

During the year ended January 30, 2010, the Company granted approximately 450,000 shares of restricted stock with a weighted average fair market value on the date of grant of $7.17 per share. In connection with these restricted stock grants, in fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company recognized approximately $689,000, $828,000 and $69,000 in stock-based compensation expense of which approximately $163,000, $155,000 and $0 was attributable to the Board of Directors.

The Company recorded approximately $4.1 million, $4.4 million and $4.6 million of total stock-based compensation expense for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, of which approximately $0.4 million, $0.5 million and $0.8 million was attributable to the Board of Directors. The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant. This charge had no impact on the Company’s reported cash flows. At January 30, 2010, January 31, 2009, and February 2, 2008 there was approximately $7.3 million, $8.6 million and $9.2 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which approximately $0.1 million, $0.2 million and $0.5 million was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

Net Income per Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share include options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 447,000, 814,000 and 130,000 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

Merchandise Risk—The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

Recent Accounting Pronouncements

Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other things, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, if material. This guidance was effective for us on February 1, 2009 and it did not have a material impact on our consolidated financial statements.

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

In March 2009, the FASB issued guidance that provides additional advice on determining whether a market for a financial asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. This guidance is effective for us for interim and annual consolidated financial statements for periods ending on or after August 1, 2009. The Company’s adoption of this guidance does not have a material impact on its consolidated financial statements.

In March 2009, the FASB issued guidance that provides additional support for determining whether impairment is other-than-temporary to debt securities in the financial statements. This guidance requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This guidance is effective for us for interim and annual periods ending on or after August 1, 2009. The Company does not meet the conditions necessary to recognize other-than-temporary or credit losses of its marketable securities in earnings and as such, this guidance does not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance requiring us to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are effective for us for interim periods ending on or after August 1, 2009. The adoption of this guidance does not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us for the period ending August 1, 2009 and required prospective application. We have evaluated certain events and transactions occurring through the date of our Form10-K filing.

In January 2010, the FASB issued amendments related to recurring and non-recurring fair value measurement disclosures for the amounts of significant transfers in and out of Levels 1 and 2, describing the reasons for the transfers. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 16, 2009. The amendment also requires how activity in Level 3 fair value measurements should present separately, information about purchases, sales issuances and settlements (gross basis). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

3.    Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

The following tables summarize the estimated fair market value of our cash and marketable securities, the gross unrealized holding gains and losses and the length of time available-for-sale securities were in a continuous unrealized loss positions as of January 31, 2009 and January 30, 2010 (in thousands):

	January 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$22,950	$—	$—	$22,950	$—	$—

Total cash and cash equivalents	22,950	—	—	22,950	—	—

Short-term investments
Treasury and agency securities	6,095	7	—	6,102	—	—
State and local government securities	49,597	176	(6)	49,767	(6)	—

Total short-term investments	55,692	183	(6)	55,869	(6)	—

Long-term investments
Treasury and agency securities	9,173	41	—	9,214	—	—
State and local government securities	20,941	79	(130)	20,890	(2)	(128)

Total long-term investments	30,114	120	(130)	30,104	(2)	(128)

Total	$108,756	$303	$(136)	$108,923	$(8)	$(128)

The long-term gross unrealized holding losses on the state and local obligations primarily consist of an unrealized loss on the Company’s sole auction rate security. The Company has the ability and intent to hold its available-for-sale securities until recovery of fair value, which may be at maturity, and thus does not currently consider any securities to be other-than-temporarily impaired. All of our available-for-sale securities mature in two years or less and may be liquidated, at the Company’s discretion, prior to maturity.

	January 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$33,057	$—	$—	$33,057	$—	$—

Total cash and cash equivalents	33,057	—	—	33,057	—	—

Short-term investments
Treasury and agency securities	8,329	60	—	8,389	—	—
State and local government securities	21,235	149	—	21,384	—	—

Total short-term investments	29,564	209	—	29,773	—	—

Long-term investments
State and local government securities	17,540	254	(275)	17,519	(275)	—

Total long-term investments	17,540	254	(275)	17,519	(275)	—

Total	$80,161	$463	$(275)	$80,349	$(275)	$—

The Company did not record a realized loss for other-than-temporary impairments during the year fiscal ended January 30, 2010 or for the fiscal year ended January 31, 2009.

At January 30, 2010, marketable securities, classified as available for sale, were $86.0 million and consisted primarily of state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days. As of January 31, 2009, we held two separate $1.0 million auction rate securities. In May 2009, one of the auction rate securities sold at auction for par. As of January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as long-term, available-for-sale marketable securities on our consolidated balance sheets.

4.    Receivables—At January 30, 2010 and January 31, 2009, receivables include the following:

	Fiscal Year Ended
	January 31, 2009	January 30, 2010
	(in thousands)
Credit cards receivable	$1,884	$2,161
Refundable use tax	—	1,506
Tenant allowances receivable	901	1,057
Interest receivable	418	894
Employee receivables	410	300
Vendor credits	483	194
Other receivables	459	268

	$4,555	$6,380

The Company does not extend credit to its customers except through independent third-party credit cards, which are generally collected in several business days.

5.    Leasehold Improvements and Equipment

Leasehold improvements and equipment consist of the following:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009
	(in thousands)
Leasehold improvements	$82,167	$88,892
Fixtures	43,983	46,219
Computer equipment, software, store equipment and other	11,857	11,807

Leasehold improvements and equipment at cost	138,007	146,918
Less accumulated depreciation	(64,075)	(80,910)

	$73,932	$66,008

Depreciation expense on leasehold improvements and equipment was $20.3 million, $18.8 million, and $14.6 million for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

6.    Fair Value Measurements—The Company defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements as follows:

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

The following table summarizes assets measured at fair value on a recurring basis at January 31, 2009 and January 30, 2010:

Marketable securities	Level 1	Level 2	Level 3
	(in thousands)
January 31, 2009	$—	$45,525	$1,767
January 30, 2010	$—	$85,101	$872

The $0.9 million in Level 3 marketable securities at January 30, 2010 represents a $1.0 million auction rate security, net of temporary impairment charge of $0.1 million. This security failed to sell at its scheduled auction in March 2009. The interest rate of this security reset to a tax-free rate of 1.16%. The next scheduled auction for this security is in fiscal 2010. The Company’s valuation method is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. Accordingly, this security is classified as Level 3 within valuation hierarchy. The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for the Company’s auction rate security, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $0.1 million to accumulated other comprehensive income in the consolidated balance sheet as of January 30, 2010. The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the auction rate security until liquidity returns to the market. If it is later determined that the fair value of the security is other than temporarily impaired, the Company will record a loss in the consolidated statement of operations. Due to the Company’s belief that the market for this investment may take in excess of twelve months to fully recover, the Company has classified it as a noncurrent asset on the accompanying consolidated balance sheet as of January 30, 2010.

The Level 2 marketable securities includes high quality money market accounts, U.S. treasuries, U.S. government agency enterprises, certificates of deposit, and municipal bonds traded in the over-the-counter market. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The following table presents the changes in the Level 3 fair-value category for the years ended January 31, 2009 and January 30, 2010. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments (auction rate securities) may also rely on a number of inputs that are readily observable either directly or indirectly.

	Fiscal Year Ended
	January 31, 2009	January 30, 2010
	(in thousands)
Balance beginning of year	$—	$1,767
Transfers in and/or out of level 3	2,000	—
Sale of auction rate security	—	(1,000)
Unrealized income (loss) in accumulated other comprehensive income (loss)	(233)	105

Balance end of year	$1,767	$872

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis as of January 31, 2009 and January 30, 2010 (in thousands):

	Fair Value Measurements
Long-Lived Assets Held and Used as of	Fair Value At Fiscal Year End	Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss
January 31, 2009	$130	$130	$812
January 30, 2010	$30	$30	$2,538

During fiscal year 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, 21 stores (primarily leasehold improvements and equipment) with a net carrying amount of $2.6 million were written down to their fair value of less than $0.1 million, resulting in a net impairment charge of $2.5 million which was included in selling, general and administrative expense for the year ended January 30, 2010. The fair value was determined using a discounted cash flow model at a store level. Store impairment expense was recorded net of the remaining tenant allowance. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. If the Company’s sales, gross profit or operating expenses are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future. During fiscal 2008, certain long-lived store assets with a net carrying amount of $0.9 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.8 million, which was included in selling, general and administrative expense as of January 31, 2009.

7.    Other Accrued Liabilities—At January 30, 2010 and January 31, 2009 other liabilities consisted of the following:

	Fiscal Year Ended
	January 31, 2009	January 30, 2010
	(in thousands)
Gift cards payable	$3,061	$2,930
Accrued payables	2,564	2,695
Accrued legal settlement	—	1,512
Accrued sales tax	1,425	1,497
Other current liabilities	603	489

	$7,653	$9,123

8.    Revolving Credit Facility

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 30, 2010 or January 31, 2009. The Company had open commercial letters of credit outstanding under our secured revolving credit facility of $0.6 million at January 30, 2010 and approximately $0.3 million at January 31, 2009. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 30, 2010.

9.    Income Taxes

During fiscal 2007, we adopted a comprehensive model for recognizing, measuring, presenting, and disclosing in our financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest recognized may be classified in the financial statements as either income taxes or interest expense. The Company has elected to classify any interest expense recognized as income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns are no longer subject to examination for years before fiscal 2006.

The components of deferred income taxes are:

	Fiscal Year Ended
	January 31, 2009	January 30, 2010
	(in thousands)
Deferred tax assets
Deferred rent	$9,942	$11,496
Inventory	2,133	1,945
Employee benefits, including stock based compensation	4,424	5,547
Other	394	1,325

Total deferred tax assets	16,893	20,313

Deferred tax liabilities;
Property and equipment	(11,642)	(9,973)
Goodwill and other intangibles	(1,069)	(1,422)
Prepaid expenses	(421)	(271)
Other	(72)	(65)

Total deferred tax liabilities	(13,204)	(11,731)

Net deferred tax asset	$3,689	$8,582

The components of the provision (benefit) for income taxes are:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
	(in thousands)
Current
Federal	$14,554	$9,164	$7,760
State	2,616	1,556	2,002

Total current	17,170	10,720	9,762

Deferred
Federal	(1,550)	(1,147)	(3,872)
State	(276)	(74)	(1,014)

Total deferred	(1,826)	(1,221)	(4,886)

Provision for income taxes	$15,344	$9,499	$4,876

The reconciliation of the income tax provision at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows for the fiscal year ended:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.7	3.6	4.6
Tax exempt interest	(1.1)	(1.9)	(2.9)
Other	0.1	(1.1)	(1.9)

Effective Tax Rate	37.7%	35.6%	34.8%

10.    Equity Awards

During fiscal 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by the 2004 Plan Committee of the Company’s board of directors. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has authorized 7,365,586 split adjusted shares of common stock for issuance under the 2004 Plan. The Company does not plan on making any new stock option grants under the 2004 Plan.

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

The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan will not exceed 5,850,000 plus (1) the number of shares that are subject to awards under the 2005 Plan, the 1993 Plan or the 2004 Plan that have been forfeited or repurchased by us or that have otherwise expired or terminated, (2) at our option, the number of shares that were reserved for issuance under the 2004 Plan but that were not subject to a grant under such plan at the completion of the Company’s initial public offering in May 2005, and (3) an annual increase on the first business day of each fiscal year such that the total number of shares available for issuance under the 2005 Plan shall equal 15% of the total number of shares of common stock outstanding on such business day; provided, that with respect to such annual increase, the board may designate a lesser number of additional shares or no additional shares during such fiscal year. In no event, however, will the aggregate number of shares available for award under the 2005 Plan exceed 8,775,000 split adjusted shares. As a result of this limitation on the aggregate number of shares available for award under the 2005 Plan, and the 6,614,594 split adjusted shares of the Company’s common stock that were reserved for issuance under our 2004 Plan but that were not subject to grants under that plan at the completion of the initial public offering, up to 2,925,000 split adjusted shares, may currently be added to the shares of common stock that may be issued pursuant to awards granted under the 2005 Plan pursuant to clause (2) of the first sentence of this paragraph; however, the Company does not currently intend to add any of those shares to the 2005 Plan.

There were approximately 221,000 (excluding Exchange Offer), 160,000 and 515,000 stock options granted during fiscal years 2009, 2008 and 2007. In addition, the Company issued approximately 450,000 shares of restricted stock in fiscal 2009, 333,000 shares in fiscal 2008 and 16,000 shares of restricted stock in fiscal 2007. As of January 30, 2010 and January 31, 2009 there were approximately 1.5 million and 1.2 million options to purchase shares of common stock and 622,000 and 285,000 shares of restricted stock issued and outstanding under the 2005 Plan.

The following table summarizes information concerning outstanding and exercisable options at January 30, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$ 1.78	212,745	1.6	212,745
$ 3.87	323,720	4.6	189,835
$ 6.88	213,200	9.1	—
$ 8.64	298,471	6.7	—
$ 14.00-18.50	153,500	8.2	35,950
$ 27.31-33.59	131,500	6.2	97,167
$ 35.85-38.19	162,250	7.3	85,182

Total	1,495,386		620,879

11.    Related Party Transactions

The Company committed charitable contributions to Zumiez Foundation of approximately $331,000 in fiscal 2009, $368,000 in fiscal 2008 and $581,000 in fiscal 2007. The Company has accrued charitable contributions payable to Zumiez Foundation for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 of approximately $175,000, $250,000 and $738,000. Zumiez Foundation is a charitable based nonprofit organization focused on meeting the various needs of the under-privileged in communities where the Company has retail stores. The Company’s Chairman of the Board is also the President of Zumiez Foundation.

12.    Commitments and Contingencies

Leases—The Company is committed under operating leases for all of its retail store locations. In addition to minimum future lease payments, substantially all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. In September 2006, the Company entered into a lease agreement for a combined home office and distribution center and an additional 37,000 square feet of warehouse space. This lease agreement terminated and replaced the original fiscal 2004 lease with the Landlord. The new lease agreement provides for an initial lease term of 126 months within which we have an option to extend the lease term for an additional period of five years. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. The Company expenses escalated percentage rent payments in the period they become known.

Total rent expense, base rent and contingent rent for the three fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands) are as follows:

	Fiscal Year Ended
	February 2, 2008	January 31, 2009	January 30, 2010
Base Rent Expense	$24,931	$31,772	$35,208
Contingent and Other Rent Expense	18,548	21,101	22,774

Total Rent Expense	$43,479	$52,873	$57,982

Future minimum commitments (in thousands) on all leases at January 30, 2010 are as follows:

	Retail Stores	Home Office	Total
Fiscal 2010	$40,789	$795	$41,584
Fiscal 2011	40,986	816	41,802
Fiscal 2012	39,650	847	40,497
Fiscal 2013	39,189	869	40,058
Fiscal 2014	37,483	892	38,375
Thereafter	116,598	2,252	118,850

	$314,695	$6,471	$321,166

Purchase Commitments—The Company had outstanding purchase orders to acquire merchandise from vendors of $47.5 million, including $0.6 million in letters of credit, and $40.3 million, including $0.3 million in letters of credit, at January 30, 2010 and January 31, 2009. These purchases are expected to be financed by cash flows from operations, cash reserves and, if needed, the Company’s revolving credit facility. The Company has an option to cancel such commitments with no notice prior to shipment.

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

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that the Company failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203. On July 16, 2009, the Company announced that it had reached an agreement to settle. The claims made settlement agreement was submitted to the court for preliminary approval, but the court denied approval without prejudice and encouraged the parties to restructure and resubmit the agreement to the court for approval. The Company and plaintiff’s counsel renegotiated the settlement, and resubmitted it to the court for approval. The court granted preliminary approval of the settlement on March 16, 2010, and set a final approval hearing for July 13, 2010. Class members who wish to exclude themselves from the settlement (“opt out”) will have until June 1, 2010 to do so. The total amount of the renegotiated settlement is $1.35 million. This entire amount will be paid out in settlement awards to the class members, attorneys’ fees and costs, claims administration fees and other payments required by the settlement, with no reversion of unclaimed funds to the Company. This accrued charge was recorded in selling, general and administrative expenses in the consolidated statement of operations for the three months ended August 1, 2009.

A putative class action, Chandra Berg v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The action alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. The Company has filed an answer to the Complaint and discovery is being conducted. Subsequent to January 30, 2010, the Company attended a mediation with the plaintiff wherein no settlement was reached. The court has set the date of May 28, 2010 for a hearing on class certification. At this early stage of the case, it is not possible to estimate the amount or relevant range of potential loss with any degree of certainty. The Company continues to believe that this lawsuit is without merit and will continue to oppose it vigorously if necessary.

Insurance Reserves—The Company is responsible for medical and dental insurance claims up to a specified aggregate amount. The Company maintains a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

Employment Agreement—Prior to November 2009 the Company had an employment agreement in place with a key employee. On November 18, 2009, the Board of Directors of the Company and the key employee mutually agreed to terminate the Employment Agreement.

13.    Goodwill and Other Intangible Assets

The Company recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company will continue to assess, in accordance with our “goodwill” policy as stated in Note 2, whether goodwill is impaired.

On September 16, 2008, the Company acquired the assets of an Island Snow store from Kodama Incorporated located in Honolulu, Hawaii. In connection with the purchase, the Company entered into a noncompetition agreement for which the Company paid $100,000, and recorded an intangible asset. Under this agreement, Kodama Incorporated agreed not to compete with Zumiez for a period of two years. The Company has amortized the non-compete agreement over the term of the agreement.

14.    Employee Benefit Plans

The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. The Company’s 401(k) matching and profit-sharing contributions are discretionary and are determined annually by the Company. The Company committed $175,000 to the plan for the fiscal year ended January 30, 2010; $250,000 for fiscal year ended January 31, 2009 and $250,000 for fiscal year ended February 2, 2008.

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

15.    Net Income per Share, Basic and Diluted

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares and common share equivalents, including unvested restricted stock grants, outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, employee stock option funds held to acquire stock and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share includes options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported. Total common stock options not included in the calculation of diluted earnings per share were 447,250, 814,175, and 130,000 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Fiscal Year ended
	February 2, 2008	January 31, 2009	January 30, 2010
Net income	$25,326	$17,204	$9,131
Weighted average common shares for basic net income per share	28,608,818	29,126,889	29,499,385
Dilutive effect of stock options and restricted stock	713,519	567,223	633,175

Weighted average common shares for diluted net income per share	29,322,337	29,694,112	30,132,560

Basic net income per share	$0.89	$0.59	$0.31

Diluted net income per share	$0.86	$0.58	$0.30

16.    Subsequent Events

On March 2, 2010 the Company acquired a 168,450 square foot building in Corona, California for $11.8 million. The Company plans to relocate its current distribution facility in Everett, Washington to this facility and begin distributing inventory to its retail stores in late April 2010. In conjunction with the plan to close Everett, Washington distribution center, the Company expects to incur approximately $3.0 million to $3.2 million in cash expenses.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2008

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.1	Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.2	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated August 2, 2004. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.4	Carrier Agreement between United Parcel Service Inc. and Zumiez Inc. dated July 4, 2005. [Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.7	Zumiez Inc. 2005 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.11	Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009 [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.16	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo HSBC Trade Bank, N.A. dated June 10, 2009 [Incorporated by reference from Exhibit 10.16 to the Form 8-K filed by the Company on June 11, 2009]

21.1	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on October 18, 2005 (file No. 333-129101)]

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and are available at the SEC’s website found at www.sec.gov.