Form 10-Q
period 2010-05-01
Zumiez Inc
filed 2010-05-27
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Merrill Creek Parkway, Suite B, Everett, WA 98203

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (425) 551-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of Common Stock outstanding at May 27, 2010 was 30,573,882 shares.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	May 1, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,907	$22,950
Marketable securities	83,909	85,101
Receivables	7,335	6,380
Income tax receivable	2,460	—
Inventory	58,618	50,916
Prepaid expenses and other	7,291	6,270
Deferred tax assets	3,750	3,045

Total current assets	176,270	174,662

Fixed assets, net	77,224	66,008
Goodwill and other intangibles	13,173	13,186
Long-term marketable securities	870	872
Long-term deferred tax assets	5,644	5,537

Total long-term assets	96,911	85,603

Total assets	$273,181	$260,265

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$31,188	$16,817
Accrued payroll and payroll taxes	5,998	6,593
Income taxes payable	—	4,006
Deferred rent and tenant allowances	3,442	3,248
Other liabilities	9,554	9,123

Total current liabilities	50,182	39,787

Long-term deferred rent and tenant allowances	27,520	26,375
Long-term other liabilities	1,441	1,427

Total long-term liabilities	28,961	27,802

Total liabilities	79,143	67,589

Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,564,339 shares issued and outstanding at May 1, 2010 and 30,250,661 shares issued and outstanding at January 30, 2010	84,753	81,399
Accumulated other comprehensive income	9	101
Retained earnings	109,276	111,176

Total shareholders’ equity	194,038	192,676

Total liabilities and shareholders’ equity	$273,181	$260,265

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales	$89,096	$76,808
Cost of goods sold	63,344	54,908

Gross profit	25,752	21,900

Selling, general and administrative expenses	29,006	25,338

Operating loss	(3,254)	(3,438)

Interest income, net	365	357
Other income, net	24	—

Loss before income taxes	(2,865)	(3,081)
Benefit for income taxes	(965)	(1,423)

Net loss	$(1,900)	$(1,658)

Basic net loss per share	$(0.06)	$(0.06)

Diluted net loss per share	$(0.06)	$(0.06)

Weighted average shares used in computation of loss per share:
Basic	29,738,181	29,314,611

Diluted	29,738,181	29,314,611

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Issuance and exercise of stock-based compensation, including tax benefit of $1,341	313	2,107	—	—	2,107
Stock-based compensation expense	—	1,247	—	—	1,247
Unrealized losses, net of tax benefit of $59	—	—	(92)	—	(92)
Net loss	—	—	—	(1,900)	(1,900)

Balance at May 1, 2010	30,564	$84,753	$9	$109,276	$194,038

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Issuance and exercise of stock-based compensation, including tax benefit of $339	583	685	—	—	685
Stock-based compensation expense	—	598	—	—	598
Unrealized losses, net of tax benefit of $62	—	—	(101)	—	(101)
Net loss	—	—	—	(1,658)	(1,658)

Balance at May 2, 2009	30,116	$77,072	$16	$100,387	$177,475

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net loss	$(1,900)	$(1,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,728	5,315
Deferred tax expense	(753)	(185)
Stock-based compensation expense	1,247	598
Loss on disposal of assets	4	1
Excess tax benefit from stock-based compensation	(1,341)	(339)
Changes in operating assets and liabilities:
Receivables	(976)	(1,362)
Inventory	(7,702)	(2,077)
Prepaid expenses and other	(1,021)	(358)
Trade accounts payable	14,371	9,563
Accrued payroll and payroll taxes	(595)	(624)
Income taxes payable	(5,125)	(1,778)
Deferred rent and tenant allowances	1,339	1,966
Other liabilities	390	(115)

Net cash provided by operating activities	2,666	8,947

Cash flows from investing activities:
Additions to fixed assets	(15,423)	(6,836)
Purchases of marketable securities	(10,778)	(28,091)
Sales and maturities of marketable securities	11,385	12,500

Net cash used in investing activities	(14,816)	(22,427)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation	766	346
Excess tax benefit from stock-based compensation	1,341	339

Net cash provided by financing activities	2,107	685

Net decrease in cash and cash equivalents	(10,043)	(12,795)
Cash and cash equivalents, beginning of period	22,950	33,057

Cash and cash equivalents, end of period	$12,907	$20,262

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$2	$—
Cash paid during the period for income taxes	4,912	541
Non-cash investing activity - refundable use tax in fixed assets	(21)	—
Non-cash investing activity - asset retirement obligations in fixed assets	62	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At May 1, 2010, we operated 381 stores primarily located in shopping malls, giving us a presence in 35 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office and ecommerce fulfillment center are located in Everett, Washington. The Company operates within one reportable segment.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2010 is the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. The first three months of fiscal 2010 was the 13-week period ended May 1, 2010. The first three months of fiscal 2009 was the 13-week period ended May 2, 2009.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at May 1, 2010, the condensed consolidated statements of operations for the three months ended May 1, 2010 and May 2, 2009, the condensed consolidated statements of changes in shareholders’ equity for the three months ended May 1, 2010 and May 2, 2009 and the condensed consolidated statements of cash flows for the three months ended May 1, 2010 and May 2, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements.

The financial data at January 30, 2010 is derived from audited financial statements, which are included in our Annual Report on Form 10-K for the year ended January 30, 2010, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonal and other factors.

2. Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Form 10-K filed on March 23, 2010. Presented below in this note and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in that annual report.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions. For further information, refer to the financial statements and notes included in our Form 10-K filed on March 23, 2010.

Fair Value of Financial Instruments—We disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At May 1, 2010 and January 30, 2010, the carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximated fair value because of the short maturity of these financial instruments. The carrying value of marketable securities, excluding our auction rate security described below, approximate the fair value because these financial instruments have floating interest rates, which reflect current market conditions.

Cash, Cash Equivalents and Marketable Securities—We consider all liquid investments with original maturity of three months or less when purchased to be cash equivalents. At May 1, 2010 and January 30, 2010, marketable securities, classified as available-for-sale, were $84.8 million and $86.0 million and consisted primarily of state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments with original maturities over 90 days. At May 1, 2010 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as long-term, available-for-sale marketable securities on our condensed consolidated balance sheets.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets, that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. The investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment.

Generally accepted accounting principles require recording an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available such as analyst reports, applicable industry data and other pertinent information and assess our intent to hold the security and whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. The investment would be written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities, the gross unrealized holding gains and losses and the length of time available-for-sale securities were in a continuous unrealized loss positions at May 1, 2010 and January 30, 2010 (in thousands):

	May 1, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash and cash equivalents	$12,907	$—	$—	$12,907	$—	$—

Total cash and cash equivalents	12,907	—	—	12,907	—	—

Short-term investments:
Treasury and agency securities	9,072	12	—	9,084	—	—
State and local government securities	51,471	101	(5)	51,567	(5)	—

Total short-term investments	60,543	113	(5)	60,651	(5)	—

Long-term investments:
Treasury and agency securities	6,136	23	—	6,159	—	—
State and local government securities	18,085	58	(174)	17,969	(44)	(130)

Total long-term investments	24,221	81	(174)	24,128	(44)	(130)

Total	$97,671	$194	$(179)	$97,686	$(49)	$(130)

	January 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash and cash equivalents	$22,950	$—	$—	$22,950	$—	$—

Total cash and cash equivalents	22,950	—	—	22,950	—	—

Short-term investments:
Treasury and agency securities	6,095	7	—	6,102	—	—
State and local government securities	49,597	176	(6)	49,767	(6)	—

Total short-term investments	55,692	183	(6)	55,869	(6)	—

Long-term investments:
Treasury and agency securities	9,173	41	—	9,214	—	—
State and local government securities	20,941	79	(130)	20,890	(2)	(128)

Total long-term investments	30,114	120	(130)	30,104	(2)	(128)

Total	$108,756	$303	$(136)	$108,923	$(8)	$(128)

The long-term unrealized holding losses on the state and local government securities consist of an unrealized loss on our sole auction rate security. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, and thus we do not currently consider any securities to be other-than-temporarily impaired. All of our available-for-sale securities mature in two years or less and may be liquidated, at our discretion, prior to maturity.

We did not record a realized loss for other-than-temporary impairments or record realized gains or losses on sales of our available-for-sale securities during the three months ended May 1, 2010 and May 2, 2009.

Receivables—At May 1, 2010 and January 30, 2010, receivables included the following (in thousands):

	May 1, 2010	January 30, 2010
Credit cards receivable	$2,323	$2,161
Tenant allowances receivable	2,187	1,057
Refundable use tax	1,265	1,506
Interest receivable	859	894
Employee receivables	269	300
Vendor credits	216	194
Other receivables	216	268

	$7,335	$6,380

We do not extend credit to customers except through independent third-party credit cards, which are generally collected within several business days. The refundable use tax amount in the table above of $1.3 million and $1.5 million at May 1, 2010 and January 30, 2010 represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from State jurisdictions.

Inventory—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at May 1, 2010 and January 30, 2010 in the amounts of $1.6 million and $2.8 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

Fixed Assets—Fixed assets primarily consist of land, buildings, leasehold improvements, fixtures, computer equipment, software and store equipment. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Leasehold improvements	Lesser of 10 years or the term of the lease

Fixtures	3 to 7 years

Computer equipment, software, store equipment and other	3 to 5 years

Buildings and improvements	15 to 39 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the condensed consolidated statements of operations.

In accordance with our fixed asset policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of leasehold improvements were longer than the estimated useful lives used for depreciation purposes in our condensed consolidated financial statements. As a result, effective January 31, 2010, we changed our estimate of the useful lives of our leasehold improvements to the lesser of 10 years or the term of the lease to better reflect the estimated periods during which these assets will remain in service. The useful lives of leasehold improvements were previously estimated to be the lesser of 7 years or the term of the lease. The effect of this change in estimate was to reduce depreciation expense by $1.1 million, reduce net loss by $0.7 million and reduce basic and diluted loss per share by $0.02 for the three months ended May 1, 2010.

Asset Retirement Obligations—An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in fixed assets and other current and long-term liabilities in the condensed consolidated balance sheets at May 1, 2010 and January 30, 2010 and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets for impairment annually, or as indicators of impairment are present. Measurement of the impairment loss is based on the fair value of the asset or group of assets. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. There was no impairment of long-lived assets charge recorded for the three months ended May 1, 2010 and May 2, 2009.

Goodwill and Other Intangible Assets—We evaluate the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. In accordance with GAAP, we do not amortize goodwill derived from business combinations. There was no impairment of goodwill for the three months ended May 1, 2010 and May 2, 2009.

Other Liabilities—At May 1, 2010 and January 30, 2010 other liabilities consisted of the following (in thousands):

	May 1, 2010	January 30, 2010
Accrued payables	$3,685	$2,695
Unredeemed gift cards	2,187	2,930
Accrued sales tax	1,673	1,497
Accrued legal (see note 3)	1,483	1,512
Other current liabilities	526	489

	$9,554	$9,123

Deferred Rent, Rent Expense and Tenant Allowances—We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. We straight-line and recognize rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location, using a mid-month convention. For certain locations, we receive cash tenant allowances and have reported these amounts as a liability, which is amortized to rent expense over the term of the lease. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs. All other pre-opening costs are expensed as incurred.

Revenue Recognition—Sales are recognized upon purchase at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. We report shipping revenues within net sales. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at May 1, 2010 and January 30, 2010 was $0.3 million. The Company offers a return policy of 30 days.

We operate exclusively in the retail apparel industry in which we distribute, design and produce clothing, accessories and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. We account for our business operation as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy and distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive insignificant amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have promotions to our customers for free shipping, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold. For the three months ended May 1, 2010 and May 2, 2009, we incurred shipping costs related to ecommerce sales of $0.3 million and $0.2 million.

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, out-bound freight, store supplies, depreciation on fixed assets at the home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Stock Compensation—We maintain the Zumiez Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors. We account for stock-based compensation by which the estimated fair value of share-based awards granted under the 2005 Equity Incentive Plan is recognized as compensation expense over the vesting period.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three months ended May 1, 2010 and May 2, 2009.

	Three Months Ended
	May 1, 2010	May 2, 2009
Dividend yield	—%	—%
Volatility rate	67.57%	66.71%
Average expected life (in years):
Expected lives—five years	6.50	—
Expected lives—four years	—	6.25
Average risk-free interest rate:	2.42%	1.65%

Stock Option Exchange

On July 21, 2009, we completed an offer to exchange certain employee stock options issued under the 2005 Equity Incentive Plan (“Exchange Offer”). Certain previously granted stock options were exchanged for new, lower-priced stock options granted on a one and one half-for-one basis (1.5:1). An aggregate of 460,700 previously granted stock options were exchanged for an aggregate of 307,138 new stock options granted pursuant to the Exchange Offer with an exercise price of $8.64 per share. The new stock option grants will vest annually over a four-year period beginning on the first anniversary of the date granted. The Exchange Offer resulted in a nominal increase in stock-based compensation expense.

The following tables summarize our stock option activity for the three months ended May 1, 2010 and May 2, 2009 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 30, 2010	1,495	$11.88	6.05	$7,667
Granted year to date	55	$19.23
Exercised year to date	(124)	$4.27
Forfeited year to date	(19)	$28.96

Outstanding at May 1, 2010	1,407	$12.61	6.09	$12,624

Exercisable at May 1, 2010	591	$14.04	4.83	$5,516

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2009	1,793	$17.13	5.90	$3,799
Granted year to date	213	$6.88
Exercised year to date	(157)	$1.16
Forfeited year to date	(71)	$16.76

Outstanding at May 2, 2009	1,778	$17.33	6.64	$6,610

Exercisable at May 2, 2009	689	$16.07	5.55	$3,207

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

During the three months ended May 1, 2010 and May 2, 2009, we granted approximately 55,000 and 213,000 stock options with a Black-Scholes weighted average fair value of $12.32 and $4.24.

The following table summarizes our restricted stock activity for the three months ended May 1, 2010 and May 2, 2009 (in thousands except weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 30, 2010	622	$9.67	$7,921
Granted year to date	178	$19.25
Vested year to date	(150)	$9.34
Forfeited year to date	(8)	$10.88

Outstanding at May 1, 2010	642	$12.39	$11,915

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2009	285	$15.49	$2,034
Granted year to date	406	$6.88
Vested year to date	(54)	$14.40
Forfeited year to date	(3)	$14.00

Outstanding at May 2, 2009	634	$10.07	$7,370

(1)	Intrinsic value for restricted stock awards is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $18.56 and $11.62 at May 1, 2010 and May 2, 2009.

We recorded $1.2 million and $0.6 million of total stock-based compensation expense for the three months ended May 1, 2010 and May 2, 2009, of which $0.1 million and $0.1 million, was attributable to the Board of Directors. The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant. This charge had no impact on our reported cash flows.

At May 1, 2010 and January 30, 2010, there was $9.5 million and $7.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants of which $0.1 million and $0.1 million, was attributable to the Board of Directors. This cost is expected to be recognized over a weighted-average period of approximately three to eight years.

Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive loss for the three months ended May 1, 2010 and May 2, 2009 was $2.0 million and $1.8 million comprised of net loss minus net unrealized losses on our available-for-sale securities.

Recent Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the consolidation of variable interest entities. The guidance requires a revised approach to identifying a controlling financial interest in a variable interest entity and requires additional disclosures about an entity’s involvement in variable interest entities. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the new requirements in the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the new requirements in the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements in the three months ended May 1, 2010.

3. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations. In addition to minimum future lease payments, substantially all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. A majority of our leases provide for ongoing co-tenancy requirements that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. We expense escalated percentage rent payments in the period they become known. Total rent expense, base rent and contingent and other rent for the three months ended May 1, 2010 and May 2, 2009 is as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Base rent expense	$9,061	$8,135
Contingent and other rent expense	5,722	5,225

Total rent expense	$14,783	$13,360

Purchase Commitments—At May 1, 2010 and January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $87.6 million and $47.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At May 1, 2010 and January 30 2010, we had $0.3 million and $0.6 million of letters of credit outstanding.

Litigation—On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that we failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203. The court granted preliminary approval of the settlement on March 16, 2010, and set a final approval hearing for July 13, 2010. Class members who wish to exclude themselves from the settlement (“opt out”) will have until June 1, 2010 to do so. The total amount of the negotiated settlement is $1.35 million. This entire amount will be paid out in settlement awards to the class members, attorneys’ fees and costs, claims administration fees and other payments required by the settlement, with no reversion of unclaimed funds to the Company. This accrued charge was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended August 1, 2009, and is expected to be paid out during the three months ending July 31, 2010.

A putative class action, Chandra Berg v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private

Attorneys General Act. We have filed an answer to the First Amended Complaint and discovery is being conducted. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs have filed their motion for class certification, and we are in the process of completing our opposition to the motion, which is due on June 17, 2010. We expect the Court will set a hearing date for the motion for class certification at a status conference on May 28, 2010. The Court may also set a trial date at the status conference. At this stage of the case, it is not possible to estimate the amount or relevant range of potential loss with any degree of certainty. We continue to believe that this lawsuit is without merit and will continue to oppose it vigorously if necessary.

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

4. Fair Value Measurements—We define fair value, establish a framework for measuring fair value and expand disclosure about fair value measurements as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•	Level 3—Inputs that are unobservable.

We follow the guidelines for assessing fair value measurements consistent with GAAP that requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, a company must determine whether recent quoted transaction prices are associated with distressed transactions.

The following tables summarize assets measured at fair value on a recurring basis at May 1, 2010 and January 30, 2010 (in thousands):

	May 1, 2010
	Level 1	Level 2	Level 3
Short-term investments:
Treasury and agency securities	$—	$9,084	$—
State and local government securities	—	51,567	—

Total short-term investments	—	60,651	—

Long-term investments:
Treasury and agency securities	—	6,159	—
State and local government securities	—	17,099	—

Total long-term investments	—	23,258	—

Total marketable securities	$—	$83,909	$—

Long-term investments:
State and local government securities	$—	$—	$870

Total long-term investments	—	—	870

Total long-term marketable securities	$—	$—	$870

	January 30, 2010
	Level 1	Level 2	Level 3
Short-term investments:
Treasury and agency securities	$—	$6,102	$—
State and local government securities	—	49,767	—

Total short-term investments	—	55,869	—

Long-term investments:
Treasury and agency securities	—	9,214	—
State and local government securities	—	20,018	—

Total long-term investments	—	29,232	—

Total marketable securities	$—	$85,101	$—

Long-term investments:
State and local government securities	$—	$—	$872

Total long-term investments	—	—	872

Total long-term marketable securities	$—	$—	$872

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The Level 2 marketable securities primarily include state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The $0.9 million in Level 3 marketable securities at May 1, 2010 and January 30, 2010 represents a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. This security failed to sell at its scheduled auctions in March 2009 and March 2010. In March 2010, the interest rate for this security reset to a tax-free rate of 0.68% from 1.16%. The next scheduled auction for this security is in March 2011. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. Accordingly, this security is classified as Level 3 within the valuation hierarchy. The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

As a result of the temporary declines in fair value for our auction rate security, which we attribute to recent liquidity issues rather than credit issues, we have recorded an unrealized loss of $0.1 million to accumulated other comprehensive income in the condensed consolidated balance sheets at May 1, 2010 and January 30, 2010. We believe the current illiquid conditions are temporary in nature, we do not intend to sell the security and it is not more likely that we will be required to sell the auction rate security until liquidity returns to the market. If it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset on the accompanying condensed consolidated balance sheets at May 1, 2010 and January 30, 2010.

The following tables present the changes in the Level 3 fair-value category for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

Long-term Marketable Securities
State and Local Government Securities
Beginning balance at January 30, 2010	$872
Unrealized loss in accumulated other comprehensive income	(2)

Ending balance at May 1, 2010	$870

Long-term Marketable Securities
State and Local Government Securities
Beginning balance at January 31, 2009	$1,767
Unrealized loss in accumulated other comprehensive income	(103)

Ending balance at May 2, 2009	$1,664

There were no assets measured at fair value on a nonrecurring basis for the three months ended May 1, 2010 and May 2, 2009.

5. Exit or Disposal Activities—On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. In conjunction with the closure of the Everett, Washington distribution facility, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses) and $0.3 million of other costs to exit the facility during the three months ended May 1, 2010. These costs are included in cost of goods sold in our condensed consolidated statements of operations.

We estimate additional charges related to the relocation will be $1.0 million of lease termination costs and $0.5 million of other costs to exit the facility. Lease termination costs relate to our distribution facility in Everett, Washington and consist of the estimated present value of future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. Lease termination costs are recorded at the cease-use date of the facility, which will be in the second quarter of fiscal 2010.

Exit or disposal provisions recorded during the three months ended May 1, 2010 as a result of this relocation are as follows and are included in trade accounts payable, accrued payroll and payroll taxes and other liabilities on our condensed consolidated balance sheets (in thousands):

	January 30, 2010	Additions	Payments	Adjustments	May 1, 2010
Employee benefit costs	$—	$882	$(716)	$—	$166
Other exit costs	—	288	(198)	—	90

Total	$—	$1,170	$(914)	$—	$256

6. Net Loss Per Share, Basic and Diluted—Basic net loss per share is based on the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net loss	$1,900	$1,658
Weighted average common shares for basic net loss per share	29,738,181	29,314,611
Dilutive effect of stock options and restricted stock	—	—

Weighted average common shares for diluted net loss per share	29,738,181	29,314,611

Basic net loss per share	$0.06	$0.06

Diluted net loss per share	$0.06	$0.06

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 23, 2010 and in this Form 10-Q.

Forward-looking statements relate to our expectations for future events and future financial performance. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described below under the heading “Risk Factors” and in “Item 1A Risk Factors” of our Form 10-K referred to in the preceding paragraph. Readers are cautioned not to place undue reliance on these forward-looking statement, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

References in the following discussion to “we,” “us,” “our,” “the Company” and similar references mean Zumiez Inc. and its wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At May 1, 2010, we operated 381 stores primarily located in shopping malls, giving us a presence in 35 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of estimated returns. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Information in this report with respect to comparable store sales includes our ecommerce sales. Ecommerce sales were 3.1% and 1.8% of total net sales for the three months ended May 1, 2010 and May 2, 2009. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store. Our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. Any changes in square footage of an existing comparable store, including remodels, does not eliminate that store from inclusion in the calculation of comparable store sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of branded merchandise costs and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy and distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive insignificant amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have promotions to our customers for free shipping, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, out-bound freight, store supplies, depreciation on fixed assets at our home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses. We expect that our selling, general and administrative expenses will, as described below, increase in future periods due in part to increased expenses associated with opening new stores.

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

Gross profit. Gross profit measures whether we are optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of goods sold. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating profit. We view operating profit as a key indicator of our success. The key drivers of operating profit are comparable store sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures affecting depreciation expense.

Store productivity. Store productivity, including net sales per average square foot, average unit retail price, the number of transactions per store, dollars per transaction, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance. In addition, we review our stores operating profit as a measure of their profitability.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in conformance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Form 10-K filed on March 23, 2010. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at May 1, 2010 would have affected net income by less than $0.1 million during the three months ended May 1, 2010.

A 10% change in our unredeemed gift card breakage life at May 1, 2010 would have affected net income by less than $0.1 million during the three months ended May 1, 2010.

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

Our write-down reserve contains uncertainties because the calculation requires management to make assumptions based on the current rate of sales, the age of inventory, the profitability of the inventory and other factors.

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

A 10% decrease in ultimate sales price at May 1, 2010 would have affected net income by $0.2 million during the three months ended May 1, 2010.

A 10% difference in actual physical inventory shrinkage reserved at May 1, 2010 would have affected net income by $0.1 million during the three months ended May 1, 2010.

Fixed Assets

We review the carrying value of our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable.

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

The actual economic lives of our fixed assets may be different than our estimated useful lives, thereby resulting in a different carrying value. These evaluations could result in a change in the depreciable lives of these assets and therefore our depreciation expense in future periods.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses and selecting the discount rate that reflects the risk inherent in future cash flows.

Our fixed assets accounting methodology contains uncertainties because it requires management to make estimates with respect to the useful lives of our fixed assets that we believe are reasonable.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Although management believes that the current useful lives estimates assigned to our fixed assets are reasonable, factors could cause us to change our estimates, thus impacting the future calculation of depreciation.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information, and where appropriate, by use of an independent valuation firm.

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

A 10% decrease in the fair value of the Company at May 1, 2010 would have no impact on the carrying value of goodwill.

Asset Retirement Obligations

An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements.

The ARO is recorded in fixed assets and other current and long-term liabilities in the condensed consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

The ARO recorded contains uncertainties because management is required to make assumptions and judgments to estimate the costs associated with closing a store, the timing of future estimated costs to a store and the credit risk and interest rate assumptions.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our AROs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our estimated ARO liability at May 1, 2010 would have affected net income by less than $0.1 million.

Stock-Based Compensation

We maintain the Zumiez Inc. 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.

In determining the fair value of our share-based issuances, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards.

We determine the fair value of our restricted stock awards based on the closing market price of our stock on the grant date.

The calculation of stock-based compensation requires management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the inputs to the Black-Scholes option pricing model, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense for the three months ended May 1, 2010 would have affected net income by $0.1 million during the three months ended May 1, 2010.

Accounting for Income Taxes

As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheets.	Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of goods sold	71.1	71.5

Gross profit	28.9	28.5
Selling, general and administrative expenses	32.6	33.0

Operating loss	(3.7)	(4.5)
Interest and other income, net	0.5	0.5

Loss before income taxes	(3.2)	(4.0)
Benefit for income taxes	(1.1)	(1.8)

Net loss	(2.1)%	(2.2)%

Three Months (13 weeks) Ended May 1, 2010 Compared With Three Months (13 weeks) Ended May 2, 2009

Net Loss

Net loss for the three months ended May 1, 2010 was $1.9 million, or $0.06 per diluted share, compared with a net loss of $1.7 million, or $0.06 per diluted share, for the three months ended May 2, 2009. The increase in net loss was driven by costs associated with the relocation of our distribution center and increases in stock-based and incentive compensation expenses, offset by an increase in net sales and gross profit, as well as the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements, which reduced net loss by $0.7 million and reduced diluted loss per share by $0.02 for the three months ended May 1, 2010. Our effective income tax rate for the three months ended May 1, 2010 was 33.7% compared to 46.2% for the three months ended May 2, 2009.

Net Sales

Net sales for the three months ended May 1, 2010 increased 16.0% to $89.1 million. The increase reflected a comparable store sales increase of 9.1% for the three months ended May 1, 2010 as well as the net addition of 23 new stores subsequent to May 2, 2009.

Geographically, our stores west of Texas, which account for 54% of our comparable store sales, increased by 11%, while our stores in the Northeast, Midwest and South increased by 4% combined. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, slightly offset by a decline in dollars per transaction. Comparable store sales increases in men’s clothing, accessories, footwear and boy’s clothing were partially offset by comparable store sales decreases in hardgoods and junior’s clothing. For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from comparable stores of $7.0 million and an increase in net sales from non-comparable store sales of $5.3 million. The increase in non-comparable store net sales was primarily due to the opening of 27 new stores subsequent to May 2, 2009.

Gross Profit

Gross profit was $25.8 million for the three months ended May 1, 2010 compared to $21.9 million for the three months ended May 2, 2009, an increase of $3.9 million, or 17.6%. As a percentage of net sales, gross profit increased 0.4 percentage points for the three months ended May 1, 2010 to 28.9% from 28.5% for the three months ended May 2, 2009. The increase was primarily due to product margin improvement of 130 basis points and a 70 basis points decrease in store occupancy costs, offset by a 140 basis points increase due to costs associated with the relocation of our distribution center and a 30 basis points increase in stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $29.0 million for the three months ended May 1, 2010 compared to $25.3 million for the three months ended May 2, 2009, an increase of $3.7 million, or 14.5%. SG&A expenses as a percent of sales decreased by 40 basis points for the three months ended May 1, 2010 to 32.6% compared to 33.0% for the three months ended May 2, 2009. The primary contributors to this decrease were the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 120 basis points and 20 basis points due to store operating expense efficiencies, offset by a 60 basis points increase in stock-based compensation and a 40 basis points increase in corporate costs.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to a majority of our vendors being located in Southern California. In conjunction with the closure of the Everett, Washington distribution facility, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses) and $0.3 million of other costs to exit the facility during the three months ended May 1, 2010. These costs are included in cost of goods sold on our condensed consolidated statements of operations.

We estimate additional charges related to the relocation will be $1.0 million of lease termination costs and $0.5 million of other costs to exit the facility. Lease termination costs relate to our distribution facility in Everett, Washington and consist of the estimated present value of future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. Lease termination costs are recorded at the cease-use date of the facility, which will be in the second quarter of fiscal 2010.

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

At May 1, 2010 and January 30, 2010, we held a $1.0 million par value auction rate security valued at $0.9 million, net of $0.1 million impairment charge. The $1.0 million security failed to sell at its scheduled auction in March 2009 and March 2010. In March 2010, the interest rate for the security reset to a prescribed tax-free rate of 0.68% from 1.16%. We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2011. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the auction in March 2011 fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate. An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment. The security has been classified in long-term marketable securities on our condensed consolidated balance sheets at May 1, 2010 and January 30, 2010.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2010, we expect to spend approximately $26.0 to $28.0 million on capital expenditures, which will relate to leasehold improvements and fixtures for the 25 new stores we plan to open in fiscal 2010 and the acquisition costs of our new distribution center in Corona, California. There can be no assurance that the number of stores that we actually open in fiscal 2010 will not be different from the number of stores we plan to open, or that actual fiscal 2010 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $6.2 million from $8.9 million for the three months ended May 2, 2009 to $2.7 million for the three months ended May 1, 2010. This decrease was primarily due to an increase in inventory and decrease in income taxes payable, partially offset by increased trade accounts payable.

Investing Activities

Net cash used in investing activities was $14.8 million for the three months ended May 1, 2010, related to $15.4 million of capital expenditures primarily for the purchase of our new distribution center in Corona, California, new store openings and home office and distribution center capital projects, offset by $0.6 million in net sales and maturities of marketable securities. Net cash used in investing activities was $22.4 million for the three months ended May 2, 2009, related to $6.8 million of capital expenditures primarily for new store openings and existing store renovations and $15.6 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended May 1, 2010 was $2.1 million related to excess tax benefits from stock-based compensation and proceeds from stock-based compensation exercises. Net cash provided by financing activities for the three months ended May 2, 2009 was $0.7 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities, available cash and cash equivalents and short-term investments. We expect these sources of liquidity and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it, or if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at May 1, 2010 and January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at May 1, 2010 and $0.6 million at January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 1, 2010.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 1, 2010. Our operating lease obligations are not recognized as liabilities in the condensed consolidated financial statements. The following table summarizes the total amount of future payments due under certain of our contractual obligations at May 1, 2010 (in thousands):

	Total	Fiscal 2010	Fiscal 2011 and Fiscal 2012	Fiscal 2013 and Fiscal 2014	Thereafter
Operating lease obligations	$323,507	$31,915	$84,352	$80,575	$126,665
Purchase obligations	87,603	87,603	—	—	—
Letters of credit	341	341	—	—	—

	$411,451	$119,859	$84,352	$80,575	$126,665

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes unless guaranteed in the lease agreement. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $14.8 million and $13.4 million for the three months ended May 1, 2010 and May 2, 2009.

At May 1, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $87.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At May 1, 2010, we had $0.3 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments at May 1, 2010 related to operating lease obligations, open purchase orders and letters of credit. We have excluded these items from our condensed consolidated balance sheet in accordance with GAAP. We presently do not have any non-cancelable inventory purchase commitments, except purchase orders for private label merchandise in which we are obligated to repay certain contractual amounts upon cancellation. At May 1, 2010, we had outstanding purchase orders to acquire merchandise from vendors for $87.6 million. These purchases are expected to be financed by cash flows from operations. At May 1, 2010, we had $0.3 million of letters of credit outstanding under our secured revolving credit facility. At May 1, 2010, we were committed to property owners for operating lease obligations for $323.5 million. Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

The number of anticipated store openings in fiscal 2010 may increase or decrease due to market conditions. We have opened or acquired, on a compounded annual growth rate, approximately 22% new stores over the last five years as of January 30, 2010. As we look to fiscal 2010 and beyond, we will likely slow this rate of growth until we see the macroeconomic environment improve.

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

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. In the softgoods market, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers. In addition, in the softgoods market we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods market, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops, large-format sporting goods stores and chains and ecommerce retailers.

Some of our competitors are larger than we are and have substantially greater financial, marketing, including advance ecommerce marketing capabilities, and other resources than we do. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our President and General Merchandising Manager, Lynn K. Kilbourne, our Chief Financial Officer and Chief Administrative Officer, Trevor S. Lang and our Executive Vice President of Stores, Ford K. Wright. None of our employees have employment agreements with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

Our failure to meet our staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution center, particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages or interruptions or strikes could have a material adverse effect on our business or results of operations.

Our operations, including our sole distribution center, are concentrated in the western United States, which makes us susceptible to adverse conditions in this region.

Our home office and ecommerce fulfillment center are located in Washington, our sole distribution center is located in California and a substantial number of our stores are located in the western half of the United States. We also have a substantial number of stores in the New York/New Jersey region and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center to receive, store and distribute the vast majority of our merchandise to all of our stores. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting the West Coast, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We have relocated our sole distribution center located in Everett, Washington to Corona, California to receive, store and distribute the vast majority of our merchandise to all of our retail stores. As a result, events may occur subsequent to the relocation that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and ecommerce fulfillment center, but instead we lease all of these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $14.8 million and $13.4 million for the three months ended May 1, 2010 and May 2, 2009. At May 1, 2010, we were a party to operating leases requiring future minimum lease payments aggregating $196.8 million through fiscal 2014 and $126.7 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at May 1, 2010 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million and $0.6 million at May 1, 2010 and January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 1, 2010.

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

Significant fluctuations and volatility in the price of cotton and other raw materials used in the production of our merchandise may have a material adverse effect on our business, results of operations and financial conditions.

Increases in the cost of cotton or other raw materials used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and earnings per share could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton on other materials. Increasing oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit.

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

Substantially all of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, would likely result in decreased sales. Additionally, the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to comply with federal, state or local laws, or changes in these laws could have an adverse impact on our results of operations and financial performance.

Our business is subject to a wide array of laws and regulations. Changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation including those related to health care, taxes, environmental issues and trade, could adversely affect our results of operations or financial condition.

Recent federal health care legislation could increase our expenses.

We are self-insured with respect to our health care coverage and do not purchase third party insurance for the health insurance benefits provided to employees. We are currently assessing the potential impact of federal health care legislation. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over the next four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. For example, the requirement to provide coverage for children up to the age of twenty-six and the prohibition on limits on essential benefits (whereas we currently cap health-related benefits) could result in increased costs to us. At this time, we cannot quantify the impact, if any, that the legislation may have on us. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results of operations.

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

In addition, risks beyond our control, such as governmental regulation of ecommerce, entry of our vendors in the ecommerce business in competition with us, online security breaches and general economic conditions specific to the ecommerce and online commerce could have an adverse effect on our results of operations.

We have incurred and will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We completed our initial public offering in May 2005 and we have incurred and could continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. Rules and regulations implemented by the SEC and the NASDAQ Global Select Market, have required changes in corporate governance practices of public companies. Compliance with these laws could cause us to incur significant costs and expenses, including legal and accounting costs, and could make some compliance activities more time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result, we may incur significant legal, accounting, insurance and certain other expenses on an ongoing basis, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

The action sports retail industry historically has been subject to substantial cyclicality. As economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline. The current recession in the United States economy and increased government debt spending may result in economic uncertainties that could have a material adverse impact on our results of operations and financial position.

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 85% branded merchandise, this trend may negatively affect our business as we generally will have to charge more than vertically integrated private label retailers.

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

We have our excess cash primarily invested in state and local municipal instruments, U.S. treasury reserves and U.S. agency debt instruments. The investments have historically been considered very safe investments with minimal default rates. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At May 1, 2010, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is classified in long-term marketable securities on our condensed consolidated balance sheet. If market liquidity issues continue, we may incur additional impairment charges on this investment in the future.

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

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our secured revolving credit facility, which bears interest at the Daily One Month Libor rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At May 1, 2010, we had no borrowings outstanding under our secured revolving credit facility. At May 1, 2010, we had $0.3 million of letters of credit outstanding under our secured revolving credit facility. We are not a party to any derivative financial instruments.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 1, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 3 to the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A.	Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 30, 2010. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 30, 2010.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010 (incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ZUMIEZ INC.

Dated: May 27, 2010	By:	/s/ Trevor S. Lang
Trevor S. Lang
Principal Financial Officer and Secretary (Principal Accounting Officer)