Form 10-Q
period 2010-07-31
Zumiez Inc
filed 2010-09-01
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

At September 1, 2010, there were 30,600,266 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,842	$1,568
Marketable securities	84,475	106,483
Receivables	8,375	5,600
Income taxes receivable	2,988	—
Inventories	78,691	50,916
Prepaid expenses and other	7,653	6,102
Deferred tax assets	3,280	3,045

Total current assets	192,304	173,714

Fixed assets, net	78,092	66,008
Goodwill and other intangibles	13,161	13,186
Long-term deferred tax assets	6,658	5,537
Long-term investments	2,787	872
Long-term other assets	1,164	948

Total long-term assets	101,862	86,551

Total assets	$294,166	$260,265

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$48,327	$16,817
Accrued payroll and payroll taxes	5,572	6,593
Income taxes payable	—	4,006
Deferred rent and tenant allowances	3,614	3,248
Other liabilities	12,429	9,123

Total current liabilities	69,942	39,787

Long-term deferred rent and tenant allowances	28,046	26,375
Long-term other liabilities	1,759	1,427

Total long-term liabilities	29,805	27,802

Total liabilities	99,747	67,589

Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,600 shares issued and outstanding at July 31, 2010 and 30,251 shares issued and outstanding at January 30, 2010	86,345	81,399
Accumulated other comprehensive income	12	101
Retained earnings	108,062	111,176

Total shareholders’ equity	194,419	192,676

Total liabilities and shareholders’ equity	$294,166	$260,265

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$97,702	$85,170	$186,798	$161,977
Cost of goods sold	66,986	60,526	130,330	115,434

Gross profit	30,716	24,644	56,468	46,543

Selling, general and administrative expenses	33,084	29,870	62,090	55,208

Operating loss	(2,368)	(5,226)	(5,622)	(8,665)

Interest income, net	352	307	717	664
Other income, net	47	—	71	—

Loss before income taxes	(1,969)	(4,919)	(4,834)	(8,001)
Benefit for income taxes	(755)	(1,834)	(1,720)	(3,257)

Net loss	$(1,214)	$(3,085)	$(3,114)	$(4,744)

Basic loss per share	$(0.04)	$(0.10)	$(0.10)	$(0.16)

Diluted loss per share	$(0.04)	$(0.10)	$(0.10)	$(0.16)

Weighted average shares used in computation of loss per share:
Basic	29,954	29,496	29,846	29,253

Diluted	29,954	29,496	29,846	29,253

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Issuance and exercise of stock-based compensation, including tax benefit of $1,602	349	2,446	—	—	2,446
Stock-based compensation expense	—	2,500	—	—	2,500
Unrealized losses, net of tax benefit of $57	—	—	(89)	—	(89)
Net loss	—	—	—	(3,114)	(3,114)

Balance at July 31, 2010	30,600	$86,345	$12	$108,062	$194,419

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Issuance and exercise of stock-based compensation, including tax benefit of $298	622	686	—	—	686
Stock-based compensation expense	—	1,784	—	—	1,784
Unrealized losses, net of tax benefit of $17	—	—	(27)	—	(27)
Net loss	—	—	—	(4,744)	(4,744)

Balance at August 1, 2009	30,155	$78,259	$90	$97,301	$175,650

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net loss	$(3,114)	$(4,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	9,117	10,755
Deferred taxes	(1,299)	(2,633)
Stock-based compensation expense	2,500	1,784
Loss on disposal of assets	262	116
Excess tax benefit from stock-based compensation	(1,602)	(298)
Impairment of long-lived assets	—	294
Other	(9)	—
Changes in operating assets and liabilities:
Receivables	(2,693)	(2,931)
Inventory	(27,775)	(17,595)
Prepaid expenses and other	(1,673)	(767)
Trade accounts payable	31,510	27,443
Accrued payroll and payroll taxes	(1,021)	(1,199)
Income taxes receivable/payable	(5,392)	(1,339)
Deferred rent and tenant allowances	2,037	3,455
Other liabilities	3,561	1,094

Net cash provided by operating activities	4,409	13,435

Cash flows from investing activities:
Additions to fixed assets	(20,668)	(10,957)
Purchases of marketable securities and other investments	(49,886)	(36,871)
Sales and maturities of marketable securities and other investments	68,973	21,954

Net cash used in investing activities	(1,581)	(25,874)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation	844	388
Excess tax benefit from stock-based compensation	1,602	298

Net cash provided by financing activities	2,446	686

Net increase (decrease) in cash and cash equivalents	5,274	(11,753)
Cash and cash equivalents, beginning of period	1,568	33,057

Cash and cash equivalents, end of period	$6,842	$21,304

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$2	$—
Cash paid during the period for income taxes	4,972	716
Non-cash investing activity - refundable use tax in fixed assets	105	—
Non-cash investing activity - asset retirement obligations in fixed assets	93	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At July 31, 2010, we operated 393 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office and ecommerce fulfillment center are located in Everett, Washington and its distribution center is located in Corona, California. The Company operates within one reportable segment.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2010 is the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. The first six months of fiscal 2010 was the 26-week period ended July 31, 2010. The first six months of fiscal 2009 was the 26-week period ended August 1, 2009.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at July 31, 2010, the condensed consolidated statements of operations for the three and six months ended July 31, 2010 and August 1, 2009, the condensed consolidated statements of changes in shareholders’ equity for the six months ended July 31, 2010 and August 1, 2009 and the condensed consolidated statements of cash flows for the six months ended July 31, 2010 and August 1, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $21.4 million on the condensed consolidated balance sheet at January 30, 2010 from cash equivalents to short-term marketable securities related to variable-rate demand notes and municipal bonds, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While these reclassified securities are considered highly liquid, we believe they are more appropriately classified as short-term marketable securities. This reclassification did not have an impact on the condensed consolidated statements of cash flow for the six months ended August 1, 2009. We have also reclassified $0.9 million on the condensed consolidated balance sheet at January 30, 2010 related to long-term assets from receivables and prepaid expenses and other to long-term other assets. There was no impact on the condensed consolidated statements of cash flow from this classification. There was no impact to total assets at January 30, 2010 related to either of these reclassifications.

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

2. Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our annual report on Form 10-K filed on March 23, 2010. Presented below in this note and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in that annual report.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions. For further information, refer to the financial statements and notes included in our annual report on Form 10-K filed on March 23, 2010.

Fair Value of Financial Instruments—We disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Our financial instruments, other than those presented in, “Note 4. Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities. The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments.

Cash, Cash Equivalents and Marketable Securities—We consider all liquid investments with original maturity of three months or less when purchased to be cash equivalents. At July 31, 2010 and January 30, 2010, marketable securities, classified as available-for-sale, were $85.3 million and $107.4 million and consisted primarily of state and local municipal instruments, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes with original maturities over 90 days. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities.

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

At July 31, 2010 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as long-term, available-for-sale marketable securities in long-term investments on the condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008, have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. The investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary declines in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income on the condensed consolidated balance sheets at July 31, 2010 and January 30, 2010. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the condensed consolidated balance sheets at July 31, 2010 and January 30, 2010.

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities, the gross unrealized holding gains and losses and the length of time available-for-sale securities were in a continuous unrealized loss positions at July 31, 2010 and January 30, 2010 (in thousands):

	July 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$6,824	$—	$—	$6,824	$—	$—
Money market funds	18	—	—	18	—	—

Total cash and cash equivalents	6,842	—	—	6,842	—	—

Marketable securities:
Treasury and agency securities	6,105	38	—	6,143	—	—
State and local government securities	62,660	163	(175)	62,648	(38)	(137)
Variable-rate demand notes	16,547	—	—	16,547	—	—

Total marketable securities	$85,312	$201	$(175)	$85,338	$(38)	$(137)

Less: Long-term marketable securities (1)				(863)

Total current marketable securities				$84,475

	January 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$1,081	$—	$—	$1,081	$—	$—
Money market funds	487	—	—	487	—	—

Total cash and cash equivalents	1,568	—	—	1,568	—	—

Marketable securities:
Treasury and agency securities	15,268	48	—	15,316	—	—
State and local government securities	70,538	255	(136)	70,657	(8)	(128)
Variable-rate demand notes	21,382	—	—	21,382	—	—

Total marketable securities	$107,188	$303	$(136)	$107,355	$(8)	$(128)

Less: Long-term marketable securities (1)				(872)

Total current marketable securities				$106,483

(1)	At July 31, 2010 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as long-term, available-for-sale marketable securities and included in long-term investments on our condensed consolidated balance sheets.

The long-term unrealized holding losses on the state and local government securities consist of the unrealized loss on our sole auction rate security. All of our available-for-sale securities, excluding our auction rate security, have an average maturity of two years or less and may be liquidated, at our discretion, prior to maturity.

We did not record a realized loss for other-than-temporary impairments during the three and six months ended July 31, 2010 and August 1, 2009. For the three and six months ended July 31, 2010 and August 1, 2009, realized gains and losses on sales of available-for-sale marketable securities were not material. We did not record realized gains or losses on sales of our available for sale securities during the three and six months ended August 1, 2009. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

Receivables—At July 31, 2010 and January 30, 2010, receivables on the condensed consolidated balance sheets consisted of the following (in thousands):

	July 31, 2010	January 30, 2010
Credit cards receivable	$3,959	$2,161
Tenant allowances receivable	2,163	575
Refundable use tax	863	1,506
Interest receivable	720	894
Other receivables	670	464

	$8,375	$5,600

We do not extend credit to customers except through independent third-party credit cards, which are generally collected within several business days. The refundable use tax amounts in the table above of $0.9 million and $1.5 million at July 31, 2010 and January 30, 2010 represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from state jurisdictions.

Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at July 31, 2010 and January 30, 2010 in the amounts of $2.4 million and $2.8 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

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

In accordance with our fixed asset policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of leasehold improvements were longer than the estimated useful lives used for depreciation purposes in our condensed consolidated financial statements. As a result, effective January 31, 2010, we changed our estimate of the useful lives of our leasehold improvements to the lesser of 10 years or the term of the lease to better reflect the estimated periods during which these assets will remain in service. The useful lives of leasehold improvements were previously estimated to be the lesser of 7 years or the term of the lease. For the three months ended July 31, 2010, the effect of this change in estimate was to reduce depreciation expense by $1.1 million, reduce net loss by $0.7 million and reduce basic and diluted loss per share by $0.02. For the six months ended July 31, 2010, the effect of this change in estimate was to reduce depreciation expense by $2.2 million, reduce net loss by $1.4 million and reduce basic and diluted loss per share by $0.05.

Asset Retirement Obligations—An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in other current and long-term liabilities in the condensed consolidated balance sheets at July 31, 2010 and January 30, 2010 and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets for impairment annually, or as indicators of impairment are present. Measurement of the impairment loss is based on the fair value of the asset or group of assets. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. There was no impairment of long-lived assets charge recorded for the three and six months ended July 31, 2010. During the three and six months ended August 1, 2009, three stores were determined to be impaired, resulting in a non-cash impairment charge of $0.3 million. This non-cash impairment charge is included in selling, general and administrative expenses.

Goodwill and Other Intangible Assets—We evaluate the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. In accordance with GAAP, we do not amortize goodwill. There was no impairment of goodwill for the three and six months ended July 31, 2010 and August 1, 2009.

Equity Method Investments—We hold a 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million on May 11, 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on our condensed consolidated balance sheets, with the corresponding changes in the fair value recorded in other income, net on our condensed consolidated statements of operations.

The investment agreement allows for a put option, where Zumiez has an option to sell its interest back to the investee for the greater of the initial purchase price of $2.0 million or the fair value of the investment. This put option is allowed any time following the fifth anniversary of the initial investment, but prior to the seventh anniversary of the initial investment. Additionally, the investment agreement allows for a call option, where the investee has an option to repurchase the interest from Zumiez for the fair value of the investment. This call option is allowed any time on or after the seventh anniversary of the initial investment. We have elected to apply fair value accounting for the put and call options. The put option is recognized as an asset in long-term other assets on our condensed consolidated balance sheets, with the corresponding changes in the fair value recorded in other income, net on our condensed consolidated statements of operations. The call option has no fair value, given that the investment would be repurchased at its fair value if the call option were exercised.

Other Liabilities—At July 31, 2010 and January 30, 2010, other liabilities consisted of the following (in thousands):

	July 31, 2010	January 30, 2010
Accrued legal	$3,607	$1,512
Accrued payables	3,586	2,695
Accrued sales tax	2,431	1,497
Unredeemed gift cards	1,945	2,930
Other current liabilities	860	489

	$12,429	$9,123

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

Revenue Recognition—Sales are recognized upon purchase at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. We report shipping revenues within net sales. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at July 31, 2010 and January 30, 2010 was $0.5 million and $0.3 million. The Company offers a return policy of 30 days.

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

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive immaterial amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have free shipping promotions to our customers, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold. For the three months ended July 31, 2010 and August 1, 2009, we incurred shipping costs related to ecommerce sales of $0.3 million and $0.1 million. For the six months ended July 31, 2010 and August 1, 2009, we incurred shipping costs related to ecommerce sales of $0.6 million and $0.3 million.

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, outbound freight, store supplies, depreciation on fixed assets at the home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six months ended July 31, 2010 and August 1, 2009:

	Six Months Ended
	July 31, 2010	August 1, 2009
Dividend yield	—%	—%
Volatility rate	67.57%	66.71%
Average expected life (in years):
Expected lives—four years	6.50	6.25
Average risk-free interest rate:	2.42%	1.65%

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

The following tables summarize our stock option activity for the six months ended July 31, 2010 and August 1, 2009 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 30, 2010	1,495	$11.88	6.05	$7,667
Granted year to date	55	$19.23
Exercised year to date	(159)	$3.83
Forfeited year to date	(34)	$20.72

Outstanding at July 31, 2010	1,357	$12.61	5.93	$11,677

Exercisable at July 31, 2010	690	$13.91	4.91	$6,206

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2009	1,793	$17.13	5.90	$3,799
Granted year to date (2)	520	$7.92
Exercised year to date	(168)	$1.33
Forfeited and exchanged year to date (3)	(543)	$30.24

Outstanding at August 1, 2009	1,602	$11.35	6.39	$5,336

Exercisable at August 1, 2009	618	$12.01	4.91	$2,827

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.
(2)	Includes 307,138 stock options issued pursuant to the Exchange Offer
(3)	Includes 460,700 stock options exchanged in the Exchange Offer.

During the six months ended July 31, 2010 and August 1, 2009, we granted approximately 55,000 and 213,000 stock options with a Black-Scholes weighted average fair value of $12.32 and $4.24.

The following table summarizes our restricted stock activity for the six months ended July 31, 2010 and August 1, 2009 (in thousands except weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 30, 2010	622	$9.67	$7,921
Granted year to date	193	$19.09
Vested year to date	(178)	$9.43
Forfeited year to date	(21)	$12.12

Outstanding at July 31, 2010	616	$12.61	$11,278

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2009	285	$15.49	$2,034
Granted year to date	442	$7.06
Vested year to date	(68)	$15.75
Forfeited year to date	(10)	$10.63

Outstanding at August 1, 2009	649	$9.80	$6,194

(1)	Intrinsic value for restricted stock awards is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $18.30 and $9.55 at July 31, 2010 and August 1, 2009.

We recorded $1.3 million and $1.2 million of total stock-based compensation expense for the three months ended July 31, 2010 and August 1, 2009. We recorded $2.5 million and $1.8 million of total stock-based compensation expense for the six months ended July 31, 2010 and August 1, 2009. The stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant. This charge had no impact on our reported cash flows.

At July 31, 2010, there was $8.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.4 years.

Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive loss for the three and six months ended July 31, 2010 and August 1, 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net loss	$(1,214)	$(3,085)	$(3,114)	$(4,744)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3	74	(89)	(27)

Comprehensive loss	$(1,211)	$(3,011)	$(3,203)	$(4,771)

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the new requirements in the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements in the three months ended May 1, 2010.

3. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our combined home office and ecommerce fulfillment center. In addition to minimum future lease payments, substantially all store leases provide for additional rental payments based on sales, as well as common area maintenance charges. A majority of our leases provide for ongoing co-tenancy requirements that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods. For leases that have fixed escalation clauses, minimum rents are recognized on a straight-line basis over the term of the lease. We expense escalated percentage rent payments in the period they are incurred. Total rent expense, base rent expense and contingent and other rent expense for the three and six months ended July 31, 2010 and August 1, 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Base rent expense	$9,236	$8,942	$18,297	$17,077
Contingent and other rent expense	5,893	5,434	11,615	10,658

Total rent expense	$15,129	$14,376	$29,912	$27,735

Purchase Commitments—At July 31, 2010 and January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $77.2 million and $47.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At July 31, 2010 and January 30 2010, we had $2.4 million and $0.6 million of letters of credit outstanding.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We have made accruals with respect to these matters, where appropriate, which are reflected in our condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonable estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s shareholders.

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that we failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203. The court granted preliminary approval of the settlement on March 16, 2010, and issued an order granting final approval on July 23, 2010. No class members objected to the settlement and only four class members opted out of the settlement. The total amount of the negotiated settlement is $1.38 million. This entire amount will be paid out in settlement awards to the class members, attorneys’ fees and costs, claims administration fees and other payments required by the settlement, with no reversion of unclaimed funds to the Company. This accrued charge was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended August 1, 2009, and was paid out on August 10, 2010.

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private Attorneys General Act. We filed an answer to the First Amended Complaint and conducted discovery. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs filed their motion for class certification, and we filed our opposition to class certification. Plaintiffs’ reply papers were filed on August 2, 2010. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement, which is subject to documentation and court approval, is expected to cost the Company approximately $2.1 million which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs, and claims administration costs. This accrued charge was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended July 31, 2010.

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

•

Level 3—Inputs that are unobservable. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments may also rely on a number of inputs that are readily observable either directly or indirectly.

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

The following tables summarize assets measured at fair value on a recurring basis at July 31, 2010 and January 30, 2010 (in thousands):

	July 31, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$6,824	$—	$—
Money market funds	18	—	—
Marketable securities:
Treasury and agency securities	—	6,143	—
State and local government securities	—	61,785	—
Variable-rate demand notes	—	16,547	—
Long-term investments:
State and local government securities	—	—	863
Equity method investment	—	—	1,924
Put option (1)	—	—	71

Total assets	$6,842	$84,475	$2,858

	January 30, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$1,081	$—	$—
Money market funds	487	—	—
Marketable securities:
Treasury and agency securities	—	15,316	—
State and local government securities	—	69,785	—
Variable-rate demand notes	—	21,382	—
Long-term investments:
State and local government securities	—	—	872

Total assets	$1,568	$106,483	$872

(1)	Included in long-term other assets on our condensed consolidated balance sheets.

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The Level 2 marketable securities primarily include state and local municipal instruments, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The $0.9 million in Level 3 state and local government securities at July 31, 2010 and January 30, 2010 represents a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. The $1.9 million equity method investment at July 31, 2010 represents the fair value of the investment, while the $0.1 million put option at July 31, 2010 represents the fair value of the put option associated with that equity method investment. The equity method investment is valued using comparative market multiples adjusted by an estimated discount factor. The put option is valued by calculating the present value of the difference between the initial investment value of $2.0 million and the fair value of the investment if the fair value is lower than the initial investment value, adjusted for counterparty risk. The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The following tables present the changes in the Level 3 fair value category for the six months ended July 31, 2010 and August 1, 2009 (in thousands):

	State and Local Government Securities	Equity Investment	Put Option
Beginning balance at January 30, 2010	$872	$—	$—
Purchases	—	2,000	—
Unrealized loss included in accumulated other comprehensive income	(9)	—	—
Unrealized loss included in other income, net	—	(76)	—
Recognition of put option included in other income, net	—	—	71

Ending balance at July 31, 2010	$863	$1,924	$71

State and Local Government Securities
Beginning balance at January 31, 2009	$1,767
Sales	(1,000)
Unrealized gain included in accumulated other comprehensive income	32

Ending balance at August 1, 2009	$799

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis for the six months ended July 31, 2010 and August 1, 2009 (in thousands):

Long-Lived Assets Held and Used	Fair Value (as of period end)	Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss (for the six months ended)
July 31, 2010	$—	$—	$—
August 1, 2009	$96	$96	$294

There was no impairment for long-lived assets recorded for the six months ended July 31, 2010. During the six months ended August 1, 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, three stores (primarily fixed assets) with a net carrying amount of $0.4 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.3 million which was included in selling, general and administrative expense for the six months ended August 1, 2009. The fair value was determined using a discounted cash flow model at a store level. Store impairment expense was recorded net of the remaining tenant allowance. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. If our sales, gross profit or operating expenses are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and we may incur additional impairment charges in the future.

5. Exit or Disposal Activities—On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. In conjunction with the closure of the Everett, Washington distribution facility, we have recorded $0.6 million of lease termination costs and $0.3 million of other costs to exit the facility during the three months ended July 31, 2010, included in cost of goods sold in our condensed consolidated statements of operations. In July 2010, we entered into an amendment of the lease for our combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period. The lease termination costs recorded reflect the present value of these future charges. Additionally, as a result of the amended lease agreement, during the three months ended July 31, 2010 we incurred a $0.3 million charge related to the disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold on our condensed consolidated statements of operations.

Cumulatively, during the six months ended July 31, 2010, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.6 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold on our condensed consolidated statements of operations.

We estimate $0.2 million of additional costs related to the relocation will be incurred in the remainder of fiscal 2010.

Exit or disposal provisions recorded during the three months ended July 31, 2010 as a result of this relocation are as follows (in thousands):

	May 1, 2010	Additions	Payments	Adjustments (1)	July 31, 2010 (2)
Employee benefit costs	$166	$—	$(111)	$9	$64
Lease termination costs	—	1,051	(186)	(457)	408
Other exit costs	90	305	(253)	—	142

Total	$256	$1,356	$(550)	$(448)	$614

(1)	The lease termination cost adjustment represents the difference between the calculated lease termination cost as a result of the amended lease and our initial estimate of lease termination costs recorded on the cease use date.

(2)	The exit or disposal provisions are included in trade accounts payable, accrued payroll and payroll taxes, other liabilities and long-term other liabilities on our condensed consolidated balance sheet.

6. Net Loss Per Share, Basic and Diluted—Basic net loss per share is based on the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net loss	$(1,214)	$(3,085)	$(3,114)	$(4,744)
Weighted average common shares for basic net loss per share	29,954	29,496	29,846	29,253
Dilutive effect of stock options and restricted stock	—	—	—	—

Weighted average common shares for diluted net loss per share	29,954	29,496	29,846	29,253

Basic net loss per share	$(0.04)	$(0.10)	$(0.10)	$(0.16)

Diluted net loss per share	$(0.04)	$(0.10)	$(0.10)	$(0.16)

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At July 31, 2010, we operated 393 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 2.9% and 1.6% of total net sales for the three months ended July 31, 2010 and August 1, 2009 and 3.0% and 1.8% of total net sales for the six months ended July 31, 2010 and August 1, 2009. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Cost of goods sold consists of branded merchandise costs and our private label merchandise including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive immaterial amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have free shipping promotions to our customers, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, outbound freight, store supplies, depreciation on fixed assets at our home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Comparable store sales. As previously described in detail under the caption “General,” comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period.

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll, store supplies and rent. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

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

Store productivity. We evaluate store productivity, including net sales per average square foot, average unit retail price, the number of transactions per store, dollars per transaction, the number of units sold per store and the number of units per transaction in assessing our operational performance. In addition, we review our stores’ operating profit as a measure of the stores’ profitability.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in conformance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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
Revenue Recognition

We recognize revenue upon purchase by customers at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Revenue is recorded net of estimated and actual sales returns and deductions for promotions.

Revenue is not recorded on the sale of gift cards. A current liability is recorded upon sale, and revenue is recognized when the gift card is redeemed for merchandise. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

A 10% change in our sales return reserve at July 31, 2010 would have affected net income by less than $0.1 million during the six months ended July 31, 2010.

A 10% change in our unredeemed gift card breakage life at July 31, 2010 would have affected net income by less than $0.1 million during the six months ended July 31, 2010.

Valuation of Merchandise Inventories

We value our inventory at the lower of cost or fair market value through the establishment of write-down and inventory loss reserves.

Our write-down reserve represents the excess of the carrying value over the amount we expect to realize from the ultimate sales or other disposal of the inventory. Write-downs establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded write-downs or an increase in that newly established cost basis.

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

A 10% decrease in ultimate sales price at July 31, 2010 would have affected net income by $0.2 million during the six months ended July 31, 2010.

A 10% difference in actual physical inventory shrinkage reserved at July 31, 2010 would have affected net income by $0.2 million during the six months ended July 31, 2010.

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

The actual economic lives of our fixed assets may be different from our estimated useful lives, thereby resulting in a different carrying value. These evaluations could result in a change in the depreciable lives of these assets and therefore our depreciation expense in future periods.

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

Although management believes that the current useful lives estimates assigned to our fixed assets are reasonable, factors could cause us to change our estimates, thus affecting the future calculation of depreciation.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information, and where appropriate, by use of an independent valuation firm.

We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows.

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

A 10% decrease in the fair value of the Company at July 31, 2010 would have no impact on the carrying value of goodwill.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
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

The ARO is recorded in other current and long-term liabilities in the condensed consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

A 10% change in our estimated ARO liability at July 31, 2010 would have affected net income by less than $0.1 million during the six months ended July 31, 2010.

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

A 10% change in our stock-based compensation expense for the three months ended July 31, 2010 would have affected net income by $0.2 million during the six months ended July 31, 2010.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	71.1	69.8	71.3

Gross profit	31.4	28.9	30.2	28.7
Selling, general and administrative expenses	33.8	35.0	33.2	34.0

Operating loss	(2.4)	(6.1)	(3.0)	(5.3)
Interest and other income, net	0.4	0.4	0.4	0.4

Loss before income taxes	(2.0)	(5.7)	(2.6)	(4.9)
Benefit for income taxes	(0.8)	(2.1)	(0.9)	(2.0)

Net loss	(1.2)%	(3.6)%	(1.7)%	(2.9)%

Three Months (13 weeks) Ended July 31, 2010 Compared With Three Months (13 weeks) Ended August 1, 2009

Net Loss

Net loss for the three months ended July 31, 2010 was $1.2 million, or $0.04 per diluted share, compared with a net loss of $3.1 million, or $0.10 per diluted share, for the three months ended August 1, 2009. Our effective income tax rate for the three months ended July 31, 2010 was 38.3% compared to 37.3% for the three months ended August 1, 2009.

Net Sales

Net sales were $97.7 million for the three months ended July 31, 2010 compared to $85.2 million for the three months ended August 1, 2009, an increase of $12.5 million or 14.7%. The increase reflected a comparable store sales increase of 9.3% for the three months ended July 31, 2010 as well as the net addition of 24 stores (30 new stores offset by 6 store closures) subsequent to August 1, 2009.

Geographically, our stores west of Texas, which accounted for 53% of our comparable store sales, increased by 8%, our stores in the Northeast, Midwest and South increased by 7% combined and the remaining increase in comparable store sales is due to increases in our ecommerce sales. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Comparable store sales increases in accessories, men’s clothing and boy’s clothing were partially offset by comparable store sales decreases in hardgoods, junior’s clothing and footwear. For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from comparable stores of $7.9 million and an increase in net sales from non-comparable store sales of $4.6 million. The increase in non-comparable store net sales was primarily due to the net addition of 24 stores subsequent to August 1, 2009.

Gross Profit

Gross profit was $30.7 million for the three months ended July 31, 2010 compared to $24.6 million for the three months ended August 1, 2009, an increase of $6.1 million, or 24.6%. As a percentage of net sales, gross profit increased 250 basis points for the three months ended July 31, 2010 to 31.4% from 28.9% for the three months ended August 1, 2009. The increase was primarily due to product margin improvement of 170 basis points, a 130 basis points decrease in store occupancy costs and a 40 basis points decrease in inbound shipping costs, offset by a 100 basis points increase due to distribution costs primarily associated with the relocation of our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $33.1 million for the three months ended July 31, 2010 compared to $29.9 million for the three months ended August 1, 2009, an increase of $3.2 million, or 10.8%. SG&A expenses as a percent of sales decreased by 120 basis points for the three months ended July 31, 2010 to 33.8% compared to 35.0% for the three months ended August 1, 2009. The primary contributors to this decrease were a 150 basis points impact of a litigation settlement charge of $1.3 million incurred in the three months ended August 1, 2009, 120 basis points due to store operating expense efficiencies, the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 110 basis points and a 40 basis points impact of the $0.3 million impairment of long-lived assets charge incurred in the three months ended August 1, 2009, partially offset by a 210 basis points impact of a litigation settlement charge of $2.1 million incurred in the three months ended July 31, 2010 and a 80 basis points increase in corporate costs, primarily due to incentive compensation.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. In conjunction with the closure of the Everett, Washington distribution facility, we have recorded $0.6 million of lease termination costs and $0.3 million of other costs to exit the facility during the three months ended July 31, 2010. In July 2010, we entered into an amendment of the lease for our combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period. The lease termination costs recorded reflect the present value of these future charges. Additionally, as a result of the amended lease agreement, during the three months ended July 31, 2010 we incurred a $0.3 million charge related to the disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold in our condensed consolidated statements of operations.

Six Months (26 weeks) Ended July 31, 2010 Compared With Six Months (26 weeks) Ended August 1, 2009

Net Loss

Net loss for the six months ended July 31, 2010 was $3.1 million, or $0.10 per diluted share, compared with a net loss of $4.7 million, or $0.16 per diluted share, for the six months ended August 1, 2009. Our effective income tax rate for the six months ended July 31, 2010 was 35.6% compared to 40.7% for the six months ended August 1, 2009.

Net Sales

Net sales were $186.8 million for the six months ended July 31, 2010 compared to $162.0 million for the six months ended August 1, 2009, an increase of $24.8 million or 15.3%. The increase reflected a comparable store sales increase of 9.2% for the six months ended July 31, 2010 as well as the net addition of 24 stores subsequent to August 1, 2009.

Geographically, our stores west of Texas, which accounted for 53% of our comparable store sales, increased by 9%, our stores in the Northeast, Midwest and South increased by 6% combined and the remaining increase in comparable store sales is due to increases in our ecommerce sales. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Comparable store sales increases in men’s clothing, accessories, footwear and boy’s clothing were partially offset by comparable store sales decreases in hardgoods and junior’s clothing. For information as to how we define comparable stores, see “General” above.

The increase in total net sales was due to an increase in net sales from comparable stores of $14.8 million and an increase in net sales from non-comparable store sales of $10.0 million. The increase in non-comparable store net sales was primarily due to the net addition of 24 stores subsequent to August 1, 2009.

Gross Profit

Gross profit was $56.5 million for the six months ended July 31, 2010 compared to $46.5 million for the six months ended August 1, 2009, an increase of $9.9 million, or 21.3%. As a percentage of net sales, gross profit increased 150 basis points for the six months ended July 31, 2010 to 30.2% from 28.7% for the six months ended August 1, 2009. The increase was primarily due to product margin improvement of 140 basis points and a 100 basis points decrease in store occupancy costs, offset by a 120 basis points increase due to distribution costs primarily associated with the relocation of our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $62.1 million for the six months ended July 31, 2010 compared to $55.2 million for the six months ended August 1, 2009, an increase of $6.9 million, or 12.5%. SG&A expenses as a percent of sales decreased by 80 basis points for the six months ended July 31, 2010 to 33.2% compared to 34.0% for the six months ended August 1, 2009. The primary contributors to this decrease were the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 110 basis points, an 80 basis points impact of a litigation settlement charge of $1.3 million incurred in the three months ended August 1, 2009 and a 70 basis points due to store operating expense efficiencies, partially offset by a 110 basis points impact of a litigation settlement charge of $2.1 million incurred in the three months ended July 31, 2010 and a 80 basis points increase in corporate costs, primarily incentive compensation.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California Cumulatively, during the six months ended July 31, 2010, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs, $0.3 million of loss on disposal of long-lived assets and $0.6 million of other costs to exit the facility, partially offset by the $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Our primary uses of cash are for capital investments, inventory purchases, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations.

The significant components of our working capital are inventories and liquid assets such as cash, cash equivalents, marketable securities and receivables, reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

At July 31, 2010 and January 30, 2010, we held a $1.0 million par value auction rate security valued at $0.9 million, net of $0.1 million impairment charge. The $1.0 million security failed to sell at its scheduled auction in March 2009 and March 2010. In March 2010, the interest rate for the security reset to a prescribed tax-free rate of 0.68% from 1.16%. We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2011. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the auction in March 2011 fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate. An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment. The security has been classified as long-term, available-for-sale marketable securities and included in long-term investments on our condensed consolidated balance sheets at July 31, 2010 and January 30, 2010.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2010, we expect to spend approximately $26.0 to $28.0 million on capital expenditures, which will relate to leasehold improvements and fixtures for the 27 new stores we plan to open in fiscal 2010 and the acquisition costs of our new distribution center in Corona, California. There can be no assurance that the number of stores that we actually open in fiscal 2010 will not be different from the number of stores we plan to open, or that actual fiscal 2010 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $9.0 million from $13.4 million for the six months ended August 1, 2009 to $4.4 million for the six months ended July 31, 2010. This decrease was primarily due to an increase in inventory and increase in income taxes receivable, partially offset by increased trade accounts payable.

Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended July 31, 2010, related to $20.7 million of capital expenditures primarily for the purchase of our new distribution center in Corona, California, new store openings and home office and distribution center capital projects, offset by $19.1 million in net sales and maturities of marketable securities. Net cash used in investing activities was $25.9 million for the six months ended August 1, 2009, related to $11.0 million of capital expenditures primarily for new store openings and existing store renovations and $14.9 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2010 was $2.4 million related to excess tax benefits from stock-based compensation and proceeds from stock-based compensation exercises. Net cash provided by financing activities for the six months ended August 1, 2009 was $0.7 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

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

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 31, 2010 and January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.4 million at July 31, 2010 and $0.6 million at January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 31, 2010.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 31, 2010. The following table summarizes the total amount of future payments due under certain of our contractual obligations at July 31, 2010 (in thousands):

	Total	Fiscal 2010	Fiscal 2011 and Fiscal 2012	Fiscal 2013 and Fiscal 2014	Thereafter
Operating lease obligations	$325,329	$21,784	$86,435	$82,724	$134,386
Purchase obligations	77,195	77,195	—	—	—
Letters of credit	2,361	2,361	—	—	—

	$404,885	$101,340	$86,435	$82,724	$134,386

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, substantially all of our store leases provide for additional rental payments (or “percentage rent”) if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges and real estate taxes unless guaranteed in the lease agreement. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable. Most of our lease agreements have defined escalating rent provisions, which we have straight-lined over the term of the lease, including any lease renewals deemed to be probable. For certain locations, we receive cash tenant allowances and we have reported these amounts as a liability that is amortized to rent expense over the term of the lease, including any lease renewals deemed to be probable. Rent expense, including common area maintenance and other occupancy costs, was $29.9 million and $27.7 million for the six months ended July 31, 2010 and August 1, 2009.

At July 31, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $77.2 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At July 31, 2010, we had $2.4 million of letters of credit outstanding.

Off-Balance Sheet Obligations

Our only off-balance sheet contractual obligations and commercial commitments at July 31, 2010 related to operating lease obligations, open purchase orders and letters of credit. We have excluded these items from our condensed consolidated balance sheets in accordance with GAAP. We presently do not have any non-cancelable inventory purchase commitments, except purchase orders for private label merchandise in which we are obligated to repay certain contractual amounts upon cancellation. At July 31, 2010, we had outstanding purchase orders to acquire merchandise from vendors for $77.2 million. These purchases are expected to be financed by cash flows from operations. At July 31, 2010, we had $2.4 million of letters of credit outstanding under our secured revolving credit facility. At July 31, 2010, we were committed to property owners for operating lease obligations for $325.3 million. Most of our leases contain cancellation or kick-out clauses in our favor that relieve us from any future obligation under a lease if specified sales levels are not achieved by a specific date.

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

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties including the current deterioration of the macroeconomic environment, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations. We intend to continue to open new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

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

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 84% branded merchandise, this trend may negatively affect our business as we generally will have to charge more than vertically integrated private label retailers.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors would likely have a material adverse effect on our business. We do not have any contractual relationships with our vendors, other than normal course of business purchase orders and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. In addition, certain of our vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

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

We have relocated our sole distribution center previously located in Everett, Washington to Corona, California to receive, store and distribute the vast majority of our merchandise to all of our retail stores. As a result, events may occur subsequent to the relocation that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $29.9 million and $27.7 million for the six months ended July 31, 2010 and August 1, 2009. At July 31, 2010, we were a party to operating leases requiring future minimum lease payments aggregating $190.9 million through fiscal 2014 and $134.4 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would have a material adverse effect on our business.

The terms of our revolving credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 31, 2010 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.4 million and $0.6 million at July 31, 2010 and January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 31, 2010.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operation.

Significant fluctuations and volatility in the price of cotton and other raw materials used in the production of our merchandise may have a material adverse effect on our business, results of operations and financial conditions.

Increases in the cost of cotton or other raw materials used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and earnings per share could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton on other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

Our failure to adequately anticipate a correct mix of private label merchandise may have a material adverse effect on our business.

Sales from private label merchandise accounted for 16% of our net sales in fiscal 2009 and generally carries higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

The outcome of litigation could have a material adverse effect on our business, and may result in substantial costs and could divert management’s attention.

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs, and could divert management’s attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance for litigation surrounding investor lawsuits, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We also maintain other forms of insurance that have historically been adequate to address lawsuits; however, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

Our operations expose us to the risk of litigation, which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.

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

Our failure to comply with federal, state or local laws, or changes in these laws, could have an adverse impact on our results of operations and financial performance.

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

Although ecommerce sales constitute a small portion of our overall sales, our ecommerce operations subject us to certain risks that could have an adverse effect on our operational results, including:

•	diversion of traffic and sales from our stores;

•	liability for online content; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

In addition, risks beyond our control, such as governmental regulation of ecommerce, entry of our vendors in the ecommerce business in competition with us, online security breaches and general economic conditions specific to ecommerce could have an adverse effect on our results of operations.

We have incurred and will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We completed our initial public offering in May 2005 and we have incurred and could continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. Rules and regulations implemented by the SEC and the NASDAQ Global Select Market have required changes in corporate governance practices of public companies. Compliance with these laws could cause us to incur significant costs and expenses, including legal and accounting costs, and could make some compliance activities more time-consuming and negatively impact our financial performance. Additionally, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

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

Changes to accounting rules or regulations could significant affect our financial results.

Our financial statements are prepared in accordance with GAAP. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect on our results of operations and financial condition through increased cost of compliance.

The security of our databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation, and expenses. In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

Database privacy, network security and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices and activity monitoring on our network. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and can be different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In December 2007, a securities class action litigation and associated derivative lawsuits was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. These lawsuits were dismissed with prejudice in March 2009. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The trading price of our investment in marketable securities may fluctuate.

We have our excess cash primarily invested in state and local municipal instruments, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At July 31, 2010, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments in our condensed consolidated balance sheet. If market liquidity issues continue, we may incur additional impairment charges on this investment in the future.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on our consolidated balance sheets.

Goodwill and other intangible assets with indefinite lives is required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill as a result of our impairment analysis could result in a non-cash goodwill impairment charge to our statement of operations. A goodwill impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

Changes to estimates related to our fixed assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur non-cash impairment charges.

We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our secured revolving credit facility, which bears interest at the Daily One Month Libor rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At July 31, 2010, we had no borrowings outstanding under our secured revolving credit facility. At July 31, 2010, we had $2.4 million of letters of credit outstanding under our secured revolving credit facility. We are not a party to any derivative financial instruments.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved)

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

ZUMIEZ INC.

Dated: September 1, 2010	By:	/s/ Trevor S. Lang
Trevor S. Lang
Principal Financial Officer and Secretary (Principal Accounting Officer)