Form 10-Q
period 2010-10-30
Zumiez Inc
filed 2010-12-02
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010

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

At December 2, 2010, there were 30,670,712 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 30, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,314	$1,568
Marketable securities	90,630	106,483
Receivables	6,854	5,600
Inventories	83,091	50,916
Prepaid expenses and other	7,867	6,102
Deferred tax assets	3,166	3,045

Total current assets	199,922	173,714
Fixed assets, net	77,646	66,008
Goodwill and other intangibles	13,154	13,186
Long-term deferred tax assets	5,740	5,537
Long-term investments	2,853	872
Long-term other assets	1,121	948

Total long-term assets	100,514	86,551

Total assets	$300,436	$260,265

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$36,976	$16,817
Accrued payroll and payroll taxes	8,194	6,593
Income taxes payable	2,765	4,006
Deferred rent and tenant allowances	3,695	3,248
Other liabilities	10,406	9,123

Total current liabilities	62,036	39,787

Long-term deferred rent and tenant allowances	28,085	26,375
Long-term other liabilities	1,801	1,427

Total long-term liabilities	29,886	27,802

Total liabilities	91,922	67,589

Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,669 shares issued and outstanding at October 30, 2010 and 30,251 shares issued and outstanding at January 30, 2010	88,102	81,399
Accumulated other comprehensive income	38	101
Retained earnings	120,374	111,176

Total shareholders’ equity	208,514	192,676

Total liabilities and shareholders’ equity	$300,436	$260,265

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$135,859	$113,192	$322,657	$275,169
Cost of goods sold	82,811	73,093	213,141	188,527

Gross profit	53,048	40,099	109,516	86,642

Selling, general and administrative expenses	34,073	31,742	96,163	86,950

Operating profit (loss)	18,975	8,357	13,353	(308)

Interest income, net	370	161	1,087	825
Other income, net	32	5	103	5

Earnings before income taxes	19,377	8,523	14,543	522
Provision for income taxes	7,065	3,450	5,345	193

Net income	$12,312	$5,073	$9,198	$329

Basic earnings per share	$0.41	$0.17	$0.31	$0.01

Diluted earnings per share	$0.40	$0.17	$0.30	$0.01

Weighted average shares used in computation of earnings per share:
Basic	30,029	29,563	29,908	29,458
Diluted	30,762	30,244	30,696	30,039

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Income	Earnings
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Issuance and exercise of stock-based compensation, including tax benefit of $1,827	418	3,140	—	—	3,140
Stock-based compensation expense	—	3,563	—	—	3,563
Change in unrealized loss on available-for-sale investments, net of tax of $41	—	—	(63)	—	(63)
Net income	—	—	—	9,198	9,198

Balance at October 30, 2010	30,669	$88,102	$38	$120,374	$208,514

	Common Stock		Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Income	Earnings
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951
Issuance and exercise of stock-based compensation, including tax benefit of $671	722	1,407	—	—	1,407
Stock-based compensation expense	—	3,031	—	—	3,031
Change in unrealized loss on available-for-sale investments, net of tax of $14	—	—	(22)	—	(22)
Net income	—	—	—	329	329

Balance at October 31, 2009	30,255	$80,227	$95	$102,374	$182,696

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$9,198	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,402	16,255
Deferred taxes	(282)	(3,886)
Stock-based compensation expense	3,563	3,031
Loss on disposal of assets	262	143
Excess tax benefit from stock-based compensation	(1,827)	(671)
Impairment of long-lived assets	—	713
Other	(10)	—
Changes in operating assets and liabilities:
Receivables	(897)	(1,068)
Inventories	(32,175)	(24,407)
Prepaid expenses and other	(1,847)	(790)
Trade accounts payable	20,159	17,839
Accrued payroll and payroll taxes	1,601	1,394
Income taxes payable	586	3,138
Deferred rent and tenant allowances	2,157	4,318
Other liabilities	1,553	834

Net cash provided by operating activities	15,443	17,172

Cash flows from investing activities:
Additions to fixed assets	(24,479)	(15,238)
Purchases of marketable securities and other investments	(85,369)	(70,646)
Sales and maturities of marketable securities and other investments	98,011	38,019

Net cash used in investing activities	(11,837)	(47,865)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation	1,313	736
Excess tax benefit from stock-based compensation	1,827	671

Net cash provided by financing activities	3,140	1,407

Net increase (decrease) in cash and cash equivalents	6,746	(29,286)
Cash and cash equivalents, beginning of period	1,568	33,057

Cash and cash equivalents, end of period	$8,314	$3,771

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$54	$10
Cash paid during the period for income taxes	5,034	944
Non-cash investing activity - refundable use tax in fixed assets	423	(2,256)
Non-cash investing activity - asset retirement obligations in fixed assets	125	961

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At October 30, 2010, we operated 400 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978, its home office and ecommerce fulfillment center are located in Everett, Washington and its distribution center is located in Corona, California. The Company operates within one reportable segment. We account for our business operation as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2010 is the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. The first nine months of fiscal 2010 was the 39-week period ended October 30, 2010. The first nine months of fiscal 2009 was the 39-week period ended October 31, 2009.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at October 30, 2010, the condensed consolidated statements of operations for the three and nine months ended October 30, 2010 and October 31, 2009, the condensed consolidated statements of changes in shareholders’ equity for the nine months ended October 30, 2010 and October 31, 2009 and the condensed consolidated statements of cash flows for the nine months ended October 30, 2010 and October 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $21.4 million and $6.7 million on the condensed consolidated balance sheet at January 30, 2010 and October 31, 2009 from cash equivalents to short-term marketable securities related to variable-rate demand notes and municipal bonds, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While these reclassified securities are considered highly liquid, we believe they are more appropriately classified as short-term marketable securities. This reclassification increased net cash used in investing activities by $6.7 million on the condensed consolidated statements of cash flow for the nine months ended October 31, 2009. We have also reclassified $0.9 million on the condensed consolidated balance sheet at January 30, 2010 related to long-term assets from receivables and prepaid expenses and other to long-term other assets. There was no impact on the condensed consolidated statements of cash flow from this classification.

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

Fair Value of Financial Instruments—We disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Our financial instruments, other than those presented in “Note 4. Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities. The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments.

Cash, Cash Equivalents and Marketable Securities—We consider all liquid investments with original maturity of three months or less when purchased to be cash equivalents. At October 30, 2010 and January 30, 2010, marketable securities, classified as available-for-sale, were $91.5 million and $107.4 million and consisted primarily of state and local municipal instruments, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes with original maturities over 90 days. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities.

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

At October 30, 2010 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income on the condensed consolidated balance sheets at October 30, 2010 and January 30, 2010. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the condensed consolidated balance sheets at October 30, 2010 and January 30, 2010.

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities, the gross unrealized holding gains and losses and the length of time available-for-sale securities were in a continuous unrealized loss positions at October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$4,128	$—	$—	$4,128	$—	$—
Money market funds	4,186	—	—	4,186	—	—

Total cash and cash equivalents	8,314	—	—	8,314	—	—

Marketable securities:
Treasury and agency securities	6,074	36	—	6,110	—	—
State and local government securities	77,786	170	(156)	77,800	(31)	(125)
Variable-rate demand notes	7,600	—	—	7,600	—	—

Total marketable securities	$91,460	$206	$(156)	$91,510	$(31)	$(125)

Less: Long-term marketable securities (1)				(880)

Total current marketable securities				$90,630

	January 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Unrealized Loss Position Less Than Twelve Months	Continuous Unrealized Loss Position Greater Than Twelve Months
Cash and cash equivalents:
Cash	$1,081	$—	$—	$1,081	$—	$—
Money market funds	487	—	—	487	—	—

Total cash and cash equivalents	1,568	—	—	1,568	—	—

Marketable securities:
Treasury and agency securities	15,268	48	—	15,316	—	—
State and local government securities	70,538	255	(136)	70,657	(8)	(128)
Variable-rate demand notes	21,382	—	—	21,382	—	—

Total marketable securities	$107,188	$303	$(136)	$107,355	$(8)	$(128)

Less: Long-term marketable securities (1)				(872)

Total current marketable securities				$106,483

(1)	At October 30, 2010 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an average maturity of two years or less and may be liquidated, at our discretion, prior to maturity.

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 30, 2010 and October 31, 2009. For the three and nine months ended October 30, 2010 and October 31, 2009, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

Receivables—At October 30, 2010 and January 30, 2010, receivables on the condensed consolidated balance sheets consisted of the following (in thousands):

	October 30, 2010	January 30, 2010
Credit cards receivable	$3,006	$2,161
Tenant allowances receivable	1,227	575
Refundable use tax	1,116	1,506
Interest receivable	776	894
Other receivables	729	464

	$6,854	$5,600

We do not extend credit to customers except through independent third-party credit cards, which are generally collected within several business days. The refundable use tax amounts in the table above of $1.1 million and $1.5 million at October 30, 2010 and January 30, 2010 represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from state jurisdictions.

Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at October 30, 2010 and January 30, 2010 in the amounts of $1.3 million and $2.8 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

Fixed Assets—Fixed assets primarily consist of land, buildings, leasehold improvements, fixtures, computer equipment, software and store equipment. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of fixed assets are as follows:

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

In accordance with our fixed asset policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of leasehold improvements were longer than the estimated useful lives used for depreciation purposes in our condensed consolidated financial statements. As a result, effective January 31, 2010, we changed our estimate of the useful lives of our leasehold improvements to the lesser of 10 years or the term of the lease to better reflect the estimated periods during which these assets will remain in service. The useful lives of leasehold improvements were previously estimated to be the lesser of 7 years or the term of the lease. For the three months ended October 30, 2010, the effect of this change in estimate was to reduce depreciation expense by $1.1 million, increase net income by $0.7 million and increase basic and diluted earnings per share by $0.02. For the nine months ended October 30, 2010, the effect of this change in estimate was to reduce depreciation expense by $3.2 million, increase net income by $2.0 million and increase basic and diluted earnings per share by $0.07.

Asset Retirement Obligations—An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in other liabilities and long-term other liabilities on the condensed consolidated balance sheets at October 30, 2010 and January 30, 2010 and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets for impairment annually, or as indicators of impairment are present. Measurement of the impairment loss is based on the fair value of the asset or group of assets.

Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. There was no charge for impairment of long-lived assets recorded for the three and nine months ended October 30, 2010. During the three months ended October 31, 2009, six stores were determined to be impaired, resulting in a non-cash impairment charge of $0.4 million. During the nine months ended October 31, 2009, nine stores were determined to be impaired, resulting in a non-cash impairment charge of $0.7 million. The non-cash impairment charge is included in selling, general and administrative expenses for the three and nine months ended October 31, 2009.

Goodwill and Other Intangible Assets—We evaluate the recoverability of goodwill annually based on a two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. In accordance with GAAP, we do not amortize goodwill. There was no impairment of goodwill for the three and nine months ended October 30, 2010 and October 31, 2009.

Equity Method Investments—We hold a 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million on May 11, 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on the condensed consolidated balance sheets, with the corresponding changes in the fair value recorded in other income, net on the condensed consolidated statements of operations.

The investment agreement allows for a put option, where Zumiez has an option to sell its interest back to the investee for the greater of the initial purchase price of $2.0 million or the fair value of the investment. This put option is allowed any time following the fifth anniversary of the initial investment, but prior to the seventh anniversary of the initial investment. Additionally, the investment agreement allows for a call option, where the investee has an option to repurchase the interest from Zumiez for the fair value of the investment. This call option is allowed any time on or after the seventh anniversary of the initial investment. We have elected to apply fair value accounting for the put and call options. The put option is recognized as an asset in long-term other assets on the condensed consolidated balance sheets, with the corresponding changes in the fair value recorded in other income, net on the condensed consolidated statements of operations. The call option has no fair value, given that the investment would be repurchased at its fair value if the call option were exercised.

Other Liabilities—At October 30, 2010 and January 30, 2010, other liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	October 30, 2010	January 30, 2010
Accrued payables	$2,867	$2,695
Accrued sales tax	2,311	1,497
Accrued legal	2,220	1,512
Unredeemed gift cards	1,830	2,930
Other current liabilities	1,178	489

	$10,406	$9,123

Deferred Rent, Rent Expense and Tenant Allowances—We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. We recognize rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location. For certain locations, we receive tenant allowances and report these amounts as a liability, which is amortized to rent expense over the term of the lease. Also included in rent expense are payments of real estate taxes, insurance and certain common area maintenance costs.

Revenue Recognition—Sales are recognized upon purchase at our retail store locations or upon shipment for orders placed through our website as both title and risk of loss have transferred. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. We report shipping revenues within net sales. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at October 30, 2010 and January 30, 2010 was $0.9 million and $0.3 million. The Company offers a return policy of 30 days.

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive immaterial amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have free shipping promotions to our customers, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold. For the three months ended October 30, 2010 and October 31, 2009, we incurred shipping costs related to ecommerce sales of $0.6 million and $0.2 million. For the nine months ended October 30, 2010 and October 31, 2009, we incurred shipping costs related to ecommerce sales of $1.2 million and $0.5 million.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine months ended October 30, 2010 and October 31, 2009:

	Nine Months Ended
	October 30, 2010	October 31, 2009
Dividend yield	—%	—%
Volatility rate	67.50%	66.78%
Average expected life (in years):
Expected lives—four years	6.50	6.25
Expected lives—five years	6.50	6.50
Average risk-free interest rate:	2.37%	1.67%

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

The following tables summarize our stock option activity for the nine months ended October 30, 2010 and October 31, 2009 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 30, 2010	1,495	$11.88	6.05	$7,667
Granted year to date	58	$19.13
Exercised year to date	(227)	$3.94
Forfeited year to date	(43)	$18.68

Outstanding at October 30, 2010	1,283	$13.38	5.83	$18,563

Exercisable at October 30, 2010	627	$15.12	4.85	$8,551

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2009	1,793	$17.13	5.90	$3,799
Granted year to date (2)	528	$8.03
Exercised year to date	(250)	$1.64
Forfeited and exchanged year to date (3)	(547)	$30.25

Outstanding at October 31, 2009	1,524	$11.83	6.27	$8,661

Exercisable at October 31, 2009	621	$12.09	4.60	$4,398

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.
(2)	Includes 307,138 stock options issued pursuant to the Exchange Offer.
(3)	Includes 460,700 stock options exchanged in the Exchange Offer.

During the nine months ended October 30, 2010 and October 31, 2009, we granted approximately 58,000 and 221,000 stock options with a Black-Scholes weighted average fair value of $12.24 and $4.44.

The following table summarizes our restricted stock activity for the nine months ended October 30, 2010 and October 31, 2009 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 30, 2010	622	$9.67	$7,921
Granted year to date	193	$19.09
Vested year to date	(192)	$9.95
Forfeited year to date	(30)	$11.83

Outstanding at October 30, 2010	593	$12.53	$15,524

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2009	285	$15.49	$2,034
Granted year to date	445	$7.10
Vested year to date	(80)	$15.96
Forfeited year to date	(15)	$10.31

Outstanding at October 31, 2009	635	$9.67	$8,553

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $26.22 and $13.47 at October 30, 2010 and October 31, 2009.

We recorded $1.1 million and $1.2 million of total stock-based compensation expense for the three months ended October 30, 2010 and October 31, 2009. We recorded $3.6 million and $3.0 million of total stock-based compensation expense for the nine months ended October 30, 2010 and October 31, 2009. Stock-based compensation expense is calculated on an accelerated method for stock options and a straight-line basis for restricted stock over the vesting periods of the related equity grant.

At October 30, 2010, there was $7.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.3 years.

Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for the three and nine months ended October 30, 2010 and October 31, 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income	$12,312	$5,073	$9,198	$329
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	26	5	(63)	(22)

Comprehensive income	$12,338	$5,078	$9,135	$307

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

3. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our combined home office and ecommerce fulfillment center. Total rent expense, base rent expense and contingent and other rent expense for the three and nine months ended October 30, 2010 and October 31, 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Base rent expense	$9,362	$9,257	$27,658	$26,333
Contingent and other rent expense	6,233	5,796	17,848	16,457

Total rent expense	$15,595	$15,053	$45,506	$42,790

Purchase Commitments—At October 30, 2010 and January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $65.5 million and $47.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At October 30, 2010 and January 30 2010, we had $0.5 million and $0.6 million of letters of credit outstanding.

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

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that we failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203. The court granted preliminary approval of the settlement on March 16, 2010, and issued an order granting final approval on July 23, 2010. No class members objected to the settlement and only four class members opted out of the settlement. The total amount of the negotiated settlement is $1.38 million. This entire amount was paid out in settlement awards to the class members, attorneys’ fees and costs, claims administration fees and other payments required by the settlement, with no reversion of unclaimed funds to the Company. This accrued charge was recorded in selling, general and administrative expenses on the condensed consolidated statement of operations for the three months ended August 1, 2009, and was paid out on August 10, 2010.

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleges causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private Attorneys General Act. We filed an answer to the First Amended Complaint and conducted discovery. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs filed their motion for class certification, and we filed our opposition to class certification. Plaintiffs’ reply papers were filed on August 2, 2010. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement, which is subject to documentation and court approval, is expected to cost the Company approximately $2.1 million which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs, and claims administration costs. The court granted preliminary approval of the settlement on November 3, 2010, and has set a final approval hearing for February 23, 2011. Class members who wish to exclude themselves from the settlement (“opt out”) will have until January 18, 2011 to do so. The accrued charge of $2.1 million was recorded in selling, general and administrative expenses on the condensed consolidated statement of operations for the three months ended July 31, 2010.

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions.

4. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The following tables summarize assets measured at fair value on a recurring basis at October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$4,128	$—	$—
Money market funds	4,186	—	—
Marketable securities:
Treasury and agency securities	—	6,110	—
State and local government securities	—	76,920	—
Variable-rate demand notes	—	7,600	—
Long-term investments:
State and local government securities	—	—	880
Equity method investment	—	—	1,973
Put option (1)	—	—	25

Total assets	$8,314	$90,630	$2,878

	January 30, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$1,081	$—	$—
Money market funds	487	—	—
Marketable securities:
Treasury and agency securities	—	15,316	—
State and local government securities	—	69,785	—
Variable-rate demand notes	—	21,382	—
Long-term investments:
State and local government securities	—	—	872

Total assets	$1,568	$106,483	$872

(1)	Included in long-term other assets on the condensed consolidated balance sheets.

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

The Level 3 state and local government securities at October 30, 2010 and January 30, 2010 represents a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. The Level 3 equity method investment at October 30, 2010 represents the fair value of the investment, while the Level 3 put option at October 30, 2010 represents the fair value of the put option associated with that equity method investment. The equity method investment is valued using comparative market multiples adjusted by an estimated discount factor. The put option is valued by calculating the present value of the difference between the initial investment value of $2.0 million and the fair value of the investment if the fair value is lower than the initial investment value, adjusted for counterparty risk. The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The following tables present the changes in the Level 3 fair value category for the nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	State and Local Government Securities	Equity Investment	Put Option
Beginning balance at January 30, 2010	$872	$—	$—
Purchases	—	2,000	—
Unrealized gain included in accumulated other comprehensive income	8	—	—
Unrealized loss included in other income, net	—	(27)	—
Recognition of put option included in other income, net	—	—	25

Ending balance at October 30, 2010	$880	$1,973	$25

State and Local Government Securities
Beginning balance at January 31, 2009	$1,767
Sales	(1,000)
Unrealized gain included in accumulated other comprehensive income	65

Ending balance at October 31, 2009	$832

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis for the nine months ended October 31, 2009 (in thousands):

Long-Lived Assets Held and Used	Fair Value (as of period end)	Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss (for the nine months ended)
October 31, 2009	$127	$127	$714

There was no impairment for long-lived assets recorded for the nine months ended October 30, 2010. During the nine months ended October 31, 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, seven stores with a net fixed asset carrying amount of $0.8 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.7 million, which was included in selling, general and administrative expense for the nine months ended October 31, 2009. The fair value was determined using a discounted cash flow model at a store level. Store impairment expense was recorded net of the remaining tenant allowance. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. If our actual sales, gross profit or operating expenses differ from our estimates, the carrying value of certain store assets may prove unrecoverable and we may incur additional impairment charges in the future.

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

In conjunction with the closure of the Everett, Washington distribution facility, we have recorded $0.2 million of other costs to exit the facility during the three months ended October 30, 2010, included in cost of goods sold on the condensed consolidated statements of operations. Cumulatively, during the nine months ended October 30, 2010, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.8 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold on the condensed consolidated statements of operations. We do not expect to incur material additional costs related to the relocation.

Exit or disposal provisions recorded during the three months ended October 30, 2010 as a result of this relocation are as follows (in thousands):

	July 31, 2010	Additions	Payments	Adjustments (1)	October 30, 2010 (2)
Employee benefit costs	$64	$—	$(19)	$—	$45
Lease termination costs	408	—	(60)	2	350
Other exit costs	142	208	(341)	—	9

Total	$614	$208	$(420)	$2	$404

(1)	The adjustments balance represents the accretion expense on the lease termination costs liability.
(2)	The exit or disposal provisions are included in accrued payroll and payroll taxes, other liabilities and long-term other liabilities on the condensed consolidated balance sheet.

6. Earnings Per Share, Basic and Diluted—Basic earnings per share is based on the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Diluted earnings per share is based on the weighted average number of common shares and common share equivalent outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, employee stock purchase plan funds held to acquire stock and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share includes options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported. Total common stock options not included in the calculation of diluted earnings per share were approximately 277,500 and 337,900 for the three and nine months ended October 30, 2010. Total common stock options not included in the calculation of diluted earnings per share were approximately 452,000 for the three and nine months ended October 31, 2009.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income	$12,312	$5,073	$9,198	$329
Weighted average common shares for basic earnings per share	30,029	29,563	29,908	29,458
Dilutive effect of stock options and restricted stock	733	681	788	581

Weighted average common shares for diluted earnings per share	30,762	30,244	30,696	30,039

Basic earnings per share	$0.41	$0.17	$0.31	$0.01

Diluted earnings per share	$0.40	$0.17	$0.30	$0.01

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At October 30, 2010, we operated 400 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 4.4% and 2.0% of total net sales for the three months ended October 30, 2010 and October 31, 2009 and 3.6% and 1.7% of total net sales for the nine months ended October 30, 2010 and October 31, 2009. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, certain promotional costs and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive immaterial amounts of cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in conformance with GAAP. In connection with the preparation of the condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that the condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

A 10% change in our sales return reserve at October 30, 2010 would have affected net income by $0.1 million during the nine months ended October 30, 2010.

A 10% change in our unredeemed gift card breakage life at October 30, 2010 would have affected net income $0.3 million during the nine months ended October 30, 2010.

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

A 10% decrease in ultimate sales price at October 30, 2010 would have affected net income by $0.1 million during the nine months ended October 30, 2010.

A 10% difference in actual physical inventory shrinkage reserved at October 30, 2010 would have affected net income by $0.1 million during the nine months ended October 30, 2010.

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

A 10% decrease in the fair value of the Company at October 30, 2010 would have no impact on the carrying value of goodwill.

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

The ARO is recorded in other liabilities and long-term other liabilities on the condensed consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

A 10% change in our estimated ARO liability at October 30, 2010 would have affected net income by less than $0.1 million during the nine months ended October 30, 2010.

Stock-Based Compensation

We maintain the Zumiez Inc. 2005 Equity Incentive Plan under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.

In determining the fair value of our stock options, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards.

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

A 10% change in our stock-based compensation expense for the nine months ended October 30, 2010 would have affected net income by $0.2 million during the nine months ended October 30, 2010.

Accounting for Income Taxes

As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the condensed consolidated balance sheets.	Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.0	64.6	66.1	68.5

Gross profit	39.0	35.4	33.9	31.5
Selling, general and administrative expenses	25.0	28.0	29.8	31.6

Operating profit (loss)	14.0	7.4	4.1	(0.1)
Interest and other income, net	0.3	0.1	0.4	0.3

Earnings before income taxes	14.3	7.5	4.5	0.2
Provision for income taxes	5.2	3.0	1.6	0.1

Net income	9.1%	4.5%	2.9%	0.1%

Three Months (13 weeks) Ended October 30, 2010 Compared With Three Months (13 weeks) Ended October 31, 2009

Net Income

Net income for the three months ended October 30, 2010 was $12.3 million, or $0.40 per diluted share, compared with net income of $5.1 million, or $0.17 per diluted share, for the three months ended October 31, 2009. Our effective income tax rate for the three months ended October 30, 2010 was 36.5% compared to 40.5% for the three months ended October 31, 2009.

Net Sales

Net sales were $135.9 million for the three months ended October 30, 2010 compared to $113.2 million for the three months ended October 31, 2009, an increase of $22.7 million or 20.0%. The increase reflected a comparable store sales increase of 14.4% for the three months ended October 30, 2010 as well as the net addition of 22 stores (27 new stores offset by 5 store closures) subsequent to October 31, 2009.

Geographically, our best performing region for comparable store sales was the South, increasing 17%. Our stores west of Texas, which accounted for 50% of our comparable store sales, increased by 11%, our stores in the Northeast and Midwest increased by 10% combined and the remaining increase in comparable store sales is due to increases in our ecommerce sales. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Comparable store sales increases in accessories, men’s clothing, footwear, hardgoods and boy’s clothing were partially offset by comparable store sales decreases in junior’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $53.0 million for the three months ended October 30, 2010 compared to $40.1 million for the three months ended October 31, 2009, an increase of $12.9 million, or 32.3%. As a percentage of net sales, gross profit increased 360 basis points for the three months ended October 30, 2010 to 39.0% from 35.4% for the three months ended October 31, 2009. The increase was primarily due to product margin improvement of 180 basis points and a 170 basis points decrease in store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $34.1 million for the three months ended October 30, 2010 compared to $31.7 million for the three months ended October 31, 2009, an increase of $2.3 million, or 7.3%. SG&A expenses as a percent of sales decreased by 300 basis points for the three months ended October 30, 2010 to 25.0% compared to 28.0% for the three months ended October 31, 2009. The primary contributors to this decrease were 140 basis points due to store operating expense efficiencies, the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 80 basis points and a 40 basis points impact of the $0.4 million impairment of long-lived assets charge incurred in the three months ended October 31, 2009.

Nine Months (39 weeks) Ended October 30, 2010 Compared With Nine Months (39 weeks) Ended October 31, 2009

Net Income

Net income for the nine months ended October 30, 2010 was $9.2 million, or $0.30 per diluted share, compared with net income of $0.3 million, or $0.01 per diluted share, for the nine months ended October 31, 2009. Our effective income tax rate for the nine months ended October 30, 2010 was 36.8% compared to 37.0% for the nine months ended October 31, 2009.

Net Sales

Net sales were $322.7 million for the nine months ended October 30, 2010 compared to $275.2 million for the nine months ended October 31, 2009, an increase of $47.5 million or 17.3%. The increase reflected a comparable store sales increase of 11.3% for the nine months ended October 30, 2010 as well as the net addition of 22 stores subsequent to October 31, 2009.

Geographically, our stores west of Texas, which accounted for 52% of our comparable store sales, increased by 10%, our stores in the Northeast, Midwest and South increased by 9% combined and the remaining increase in comparable store sales is due to increases in our ecommerce sales. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Comparable store sales increases in men’s clothing, accessories, footwear and boy’s clothing were partially offset by comparable store sales decreases in hardgoods and junior’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $109.5 million for the nine months ended October 30, 2010 compared to $86.6 million for the nine months ended October 31, 2009, an increase of $22.9 million, or 26.4%. As a percentage of net sales, gross profit increased 240 basis points for the nine months ended October 30, 2010 to 33.9% from 31.5% for the nine months ended October 31, 2009. The increase was primarily due to product margin improvement of 160 basis points and a 130 basis points decrease in store occupancy costs, partially offset by a 40 basis points increase due to distribution costs primarily associated with the relocation of our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $96.2 million for the nine months ended October 30, 2010 compared to $87.0 million for the nine months ended October 31, 2009, an increase of $9.2 million, or 10.6%. SG&A expenses as a percent of sales decreased by 180 basis points for the nine months ended October 30, 2010 to 29.8% compared to 31.6% for the nine months ended October 31, 2009. The primary contributors to this decrease were 110 basis points due to store operating expense efficiencies, the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 100 basis points and a 50 basis points impact of a litigation settlement charge of $1.3 million incurred in the nine months ended October 31, 2009, partially offset by a 70 basis points impact of a litigation settlement charge of $2.1 million incurred in the nine months ended October 30, 2010.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. Cumulatively, during the nine months ended October 30, 2010, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs, $0.3 million of loss on disposal of long-lived assets and $0.8 million of other costs to exit the facility, partially offset by the $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, capital investments, inventory purchases, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations.

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

At October 30, 2010 and January 30, 2010, we held a $1.0 million par value auction rate security valued at $0.9 million, net of $0.1 million impairment charge. The $1.0 million security failed to sell at its scheduled auction in March 2009 and March 2010. In March 2010, the interest rate for the security reset to a prescribed tax-free rate of 0.68% from 1.16%. We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2011. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the auction in March 2011 fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate. An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date if a secondary market does not develop; therefore, limiting the short-term liquidity of the investment. The security has been classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets at October 30, 2010 and January 30, 2010.

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2010, we expect to spend approximately $26 million to $28 million on capital expenditures, which will primarily relate to leasehold improvements and fixtures for the 27 new stores we opened in fiscal 2010 and the acquisition costs of our new distribution center in Corona, California. There can be no assurance that actual fiscal 2010 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $1.8 million from $17.2 million for the nine months ended October 31, 2009 to $15.4 million for the nine months ended October 30, 2010. This decrease was primarily due to increases in inventory to support sales, partially offset by the increase in net income.

Investing Activities

Net cash used in investing activities was $11.8 million for the nine months ended October 30, 2010, related to $24.5 million of capital expenditures primarily for the purchase of our new distribution center in Corona, California, new store openings and home office and distribution center capital projects, partially offset by $12.6 million in net sales and maturities of marketable securities. Net cash used in investing activities was $47.9 million for the nine months ended October 31, 2009, related to $15.2 million of capital expenditures primarily for new store openings and existing store renovations and $32.6 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended October 30, 2010 was $3.1 million related to excess tax benefits from stock-based compensation and proceeds from stock-based compensation exercises. Net cash provided by financing activities for the nine months ended October 31, 2009 was $1.4 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash, cash equivalents and current marketable securities. We expect these sources of liquidity and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it, or if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 30, 2010 and January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million at October 30, 2010 and $0.6 million at January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 30, 2010.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 30, 2010. The following table summarizes the total amount of future payments due under our contractual obligations at October 30, 2010 (in thousands):

	Total	Fiscal 2010	Fiscal 2011 and Fiscal 2012	Fiscal 2013 and Fiscal 2014	Thereafter
Operating lease obligations	$338,031	$11,152	$90,751	$87,598	$148,530
Purchase obligations	65,492	65,492	—	—	—
Letters of credit	523	523	—	—	—

	$404,046	$77,167	$90,751	$87,598	$148,530

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At October 30, 2010, we were committed to property owners for operating lease obligations for $338.0 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable.

At October 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $65.5 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation. At October 30, 2010, we had $0.5 million of letters of credit outstanding.

Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements at October 30, 2010.

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

Significant fluctuations and volatility in the price of cotton, foreign labor costs and other raw materials used in the production of our merchandise may have a material adverse effect on our business, results of operations and financial conditions.

Increases in the cost of cotton, foreign labor costs or other raw materials used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and earnings per share could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton on other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

Most of our merchandise is produced by foreign manufacturers; therefore, the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

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

The action sports retail industry historically has been subject to substantial cyclicality. As economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline. The current uncertainty in the United States economy and increased government debt spending may have a material adverse impact on our results of operations and financial position.

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 84% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and winter holiday shopping patterns.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution center, particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

We do not own any of our retail stores or our combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $45.5 million and $42.8 million for the nine months ended October 30, 2010 and October 31, 2009. At October 30, 2010, we were a party to operating leases requiring future minimum lease payments aggregating $189.5 million through fiscal 2014 and $148.5 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 30, 2010 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.6 million at October 30, 2010 and January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 30, 2010.

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

The security of our databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation and expenses. In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

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

The value of our investments may fluctuate.

We have our excess cash primarily invested in state and local municipal instruments, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At October 30, 2010, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments on the condensed consolidated balance sheet. We may incur impairment charges on this investment in the future. In addition, we made an equity investment in a manufacturer and expect the value of this investment to increase. However, we do not have control over this investment and it may encounter unanticipated operating issues or negative financial performance that could adversely impact the value of our investment.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on the condensed consolidated balance sheets.

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

We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our operating results would be adversely affected and our bank covenants may be violated.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our secured revolving credit facility, which bears interest at the Daily One Month LIBOR rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At October 30, 2010, we had no borrowings outstanding under our secured revolving credit facility. At October 30, 2010, we had $0.5 million of letters of credit outstanding under our secured revolving credit facility. We are not a party to any derivative financial instruments.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 30, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZUMIEZ INC.

Dated: December 2, 2010	By:	/s/ Trevor S. Lang
Trevor S. Lang
Principal Financial Officer and Secretary (Principal Accounting Officer)