Form 10-K
period 2011-01-29
Zumiez Inc
filed 2011-03-15
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 29, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the second fiscal quarter, July 30, 2010, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was $386,823,680 using the closing sales price on that day of $18.30.

At March 15, 2011, there were 30,989,173 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 25, 2011, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2010 was the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. Fiscal 2008 was the 52-week period ended January 31, 2009.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

ITEM 1.	BUSINESS

Zumiez Inc., a Washington corporation, is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 29, 2011, we operated 400 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978.

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

Over our 32-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our store managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as “Zumiez University.” We have:

•	increased our store count from 174 as of the end of fiscal 2005 to 400 as of the end of fiscal 2010, a compounded annual growth rate of 18.1%;

•	experienced average net sales per square foot of $435 for our last five fiscal years ending with fiscal 2010, from a peak of net sales per square foot of $499 in fiscal 2006;

•	increased net sales from $205.6 million in fiscal 2005 to $478.8 million in fiscal 2010, representing a compound annual growth rate of 18.4%;

•	been profitable in every fiscal year of our 32 year history.

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

Disciplined Operating Philosophy. We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level. Our comprehensive training programs are designed to provide our home office staff, managers and store associates with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising team’s immersion in the action sports lifestyle, supplemented with feedback from our customers, store associates, store leadership and managers, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us better manage markdown and fashion risk.

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as the Zumiez Couch Tour, which is a series of interactive sports, music and lifestyle events held at various locations throughout the United States. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels such as Facebook and Twitter. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brand. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has appeal that provides store expansion opportunities throughout the country and internationally. Since January 28, 2006 through January 29, 2011, we have opened or acquired 233 new stores consisting of 62 stores in fiscal 2006, 50 stores in fiscal 2007, 58 stores in fiscal 2008, 36 stores in fiscal 2009 and 27 stores in fiscal 2010. We have successfully opened stores in diverse markets throughout the United States, which we believe demonstrates the portability and growth potential of our concept. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 44 stores in fiscal 2011, including stores in our existing markets, in new markets domestically and the planned opening of our first international stores in Canada. The number of anticipated store openings may increase or decrease due to market conditions.

Continuing to Generate Sales Growth through Improved Store Level Productivity and Continued Ecommerce Sales Growth. We seek to maximize our comparable store sales, including sales from our ecommerce site, and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We seek to continue to grow our ecommerce sales with a continued focus on enhancing and integrating the unique Zumiez brand experience through this channel. In fiscal years 2010, 2009 and 2008, ecommerce sales represented 4.7%, 2.5% and 1.7% of our total net sales.

Enhancing our Brand Awareness through Continued Marketing and Promotion. We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions and activities that embody the action sports lifestyle. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our ecommerce presence, designed to convey our passion for the action sports lifestyle, to increase our brand awareness. We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets. We also benefit from branded vendors’ marketing.

Merchandising and Purchasing

Our goal is to be viewed by our customers, both young men and young women, as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, equipment and accessories, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers. Our apparel offerings include tops, bottoms, outerwear and accessories such as caps, bags and backpacks, belts, jewelry and sunglasses. Our footwear offerings primarily consist of action sports related athletic shoes and sandals. Our equipment offerings, or hardgoods, include skateboards, snowboards and ancillary gear such as boots and bindings. We also offer a selection of other items, such as miscellaneous novelties and DVDs.

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

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 6.5%, 7.1% and 6.9% of our net sales in fiscal 2010, 2009 and 2008. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that are only distributed to our stores. We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2010, 2009 and 2008 our private label merchandise represented 18.0%, 15.7% and 15.0% of our net sales.

Our purchasing approach focuses on quality, speed and cost in order to provide timely delivery of merchandise to our stores. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with individual store sales strength, our promotions and seasonality. Our management information systems provide us with current inventory levels at each store and for our Company as a whole, as well as current selling history within each store by merchandise classification and by style. We purchase most of our branded merchandise from domestic vendors.

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

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. During fiscal 2010, we relocated our distribution center from Everett, Washington to Corona, California to reduce distribution costs, expand capacity and increase speed of merchandise delivery to our customers. At our Corona, California facility, merchandise is inspected, allocated to stores, ticketed when necessary and boxed for distribution to our stores. A significant percentage of our merchandise is currently pre-ticketed by our vendors, which allows us to ship merchandise more quickly, reduces labor costs and enhances our inventory management. We continue to work with our vendors to increase the percentage of pre-ticketed merchandise as well as other value added services. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship the majority of our merchandise to our stores. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

Stores

Store Locations. At January 29, 2011, we operated 400 stores in 37 states. All of our stores are leased and substantially all are located in shopping malls of different types.

The following store list shows the number of stores we operated in each state at January 29, 2011:

State	Number of Stores	Percent of Total Stores
Alaska	3	0.7%
Arizona	13	3.3%
California	75	18.7%
Colorado	18	4.5%
Connecticut	8	2.0%
Delaware	2	0.5%
Florida	16	4.0%
Hawaii	1	0.2%
Iowa	2	0.5%
Idaho	6	1.5%
Illinois	16	4.0%
Indiana	7	1.8%
Kansas	3	0.7%
Maine	1	0.2%
Maryland	8	2.0%
Massachusetts	7	1.8%
Michigan	2	0.5%
Minnesota	11	2.8%
Missouri	2	0.5%
Montana	4	1.0%
New Jersey	16	4.0%
New Hampshire	3	0.7%
Nevada	8	2.0%
New Mexico	5	1.3%
New York	30	7.5%
North Carolina	2	0.5%
Oklahoma	3	0.7%
Oregon	12	3.0%
Pennsylvania	16	4.0%
Rhode Island	1	0.2%
South Dakota	2	0.5%
Texas	41	10.3%
Utah	12	3.0%
Virginia	5	1.3%
Washington	24	6.0%
Wisconsin	13	3.3%
Wyoming	2	0.5%

Total Number of Stores	400	100.0%

Approximately 63% of our stores have been opened or remodeled within the previous five fiscal years. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last five fiscal years including 20 stores acquired in the fiscal 2006 Fast Forward acquisition:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2010	27	—	4	400
2009	36	—	2	377
2008	58	—	—	343
2007	50	—	—	285
2006	42	20	1	235

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

At January 29, 2011, our stores averaged approximately 2,900 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2011, we plan on opening new stores with square footage similar to this average. New stores’ size is determined by our expected sales volume; for instance, if we project higher sales, we generally try to build larger stores and, conversely, if we believe stores will be lower volume stores we generally try to build smaller stores.

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

We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our 36 new stores opened in fiscal 2009 generated average net sales of approximately $0.9 million per store in fiscal 2010 during their first full year of operation. In fiscal 2010, we opened 27 stores with an average net capital investment of approximately $0.2 million per store by negotiating favorable terms with our construction contractors and obtaining tenant improvement allowances from landlords. In addition to capital investments, we make working capital investments between $0.1 million and $0.2 million per store consisting primarily of merchandise inventory. However, our capital investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including manager and sales associate competency and tenure, the geographic location, type of mall, sales volume of the mall and square footage of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2010, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for the stores we opened in prior years.

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

Our store operations are currently organized into divisions, regions and districts. Each division is managed by a divisional manager, responsible for approximately one third of our stores. Each region is managed by a regional manager, responsible for approximately 50 stores. We employ one district manager per district, responsible for the sales and operations of approximately 10 stores. Each of our stores is typically staffed with one store manager, one or more assistant managers and two or more store associates, depending on the season and sales volume of the store. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

We believe we provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home office, we give our store managers and district managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers, such as our “Zumiez Managers Retreat,” and “Rocktober,” to improve both operational expertise and supervisory skills. Our comprehensive training programs are offered at the store, regional and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our store, district, and regional managers are compensated in part based on the sales volume of the store or stores they manage.

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

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, which give our customers an opportunity to experience and participate in the action sports lifestyle. Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In fiscal 2010, our Zumiez Couch Tour completed a twelve-city tour across the United States.

Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels such as Facebook and Twitter. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Management Information Systems

Our management information systems provide integration of store, merchandising, distribution, financial and human resources functions. The systems include applications related to point-of-sale, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. We continue to invest in technology to align our systems with our business requirements and to support our continuing growth.

Competition

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Apparel, American Eagle Outfitters, Boathouse, CCS, Forever 21, Hollister, Hot Topic, Old Navy, Pacific Sunwear of California, The Buckle, The Wet Seal, Tillys, Urban Outfitters and West 49. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods Corporation, Dick’s Sporting Goods, Sport Chalet and The Sports Authority and ecommerce retailers.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2010, approximately 61% of our net sales occurred in the third and fourth quarters, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, store remodels and closings, competitive influences and the number and timing of new store openings.

Trademarks

The “Zumiez” trademark and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of certain foreign countries. We regard our trademarks as valuable and intend to maintain such marks and any related registrations and vigorously protect our trademarks. We also own numerous domain names, which have been registered with Corporation for Assigned Names and Numbers.

Employees

At January 29, 2011, we employed approximately 1,380 full-time and approximately 3,460 part-time employees, of which approximately 440 were employed at our home office, distribution center and ecommerce fulfillment center and approximately 4,400 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2010, varied from between approximately 3,000 and 5,400 part-time employees. None of our employees are represented by a labor union and we believe generally that our relationship with our employees is good.

Available Information

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

Increases in the cost of cotton, foreign labor costs or other raw materials used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and earnings per share could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton or other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

We are aware of increasing cotton, oil and other input costs that affect our cost of goods sold. We are working with our vendors and private label manufacturers to manage these cost increases. Our current expectation is that increases in product cost will be higher in the second half of 2011 versus the first half. While we believe we have strategies in place to mitigate the increase in cost, there can be no assurance our efforts will be successful and our gross profit margins may decline.

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

Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

•	hire, train and retain qualified store personnel;

•	successfully integrate new stores into our existing operations; and

•	identify and satisfy the merchandise preferences of new geographic areas.

In addition, many of our planned new stores are to be opened in regions of the United States or international locations in which we currently have few, or no, stores. The expansion into these markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations.

The expansion of our store base to Canada may present increased risks due to our limited familiarity with that market.

In fiscal 2011, we plan to open store locations in Canada. The Canadian market may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new stores in that market may be less successful than our stores in the United States. Additionally, consumers in the Canadian market may not be familiar with our brand, and we may need to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able penetrate or successfully operate in the Canadian market. We may also incur additional costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

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

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 82% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and winter holiday shopping patterns.

Our sales and profitability are typically disproportionately higher in the third and fourth fiscal quarters of each fiscal year due to increased sales during the back-to-school and winter holiday shopping seasons. Sales during these periods cannot be used as an accurate indicator of annual results. Our sales in the first and second fiscal quarters are typically lower than in our third and fourth fiscal quarters due, in part, to the traditional retail slowdown immediately following the winter holiday season. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. In addition, in order to prepare for the back-to-school and winter holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other times of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our corporate culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores, distribution center and ecommerce fulfillment center particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

We do not own any of our retail stores or our combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $61.8 million, $58.0 million and $52.9 million for the fiscal 2010, 2009 and 2008. At January 29, 2011, we were a party to operating leases requiring future minimum lease payments aggregating $227.8 million through fiscal 2015 and $120.0 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 29, 2011 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.6 million at January 29, 2011 and January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 29, 2011.

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

We rely upon small parcel delivery services for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect their ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we have contracts with small parcel delivery services, we and the service providers have the right to terminate these contracts upon 30-90 days written notice. Although the contracts with these small parcel delivery services provide certain discounts from the shipment rates in effect at the time of shipment, the contracts do not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that small parcel delivery services may increase the rates they charge, that they may terminate their contracts with us, that they may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with them, any of which could materially adversely affect our operating results.

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

Sales from private label merchandise accounted for 18% of our net sales in fiscal 2010 and generally carries higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

We are self-insured with respect to our health care coverage and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss, which helps limit the cost of large claims. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. For example, the prohibition on limits on essential benefits (whereas we currently cap health-related benefits) could result in increased costs to us. At this time, we cannot quantify the impact, if any, that the legislation may have on us due to the changing regulatory environment around this legislation and due to the government’s requirement to issue future unknown regulatory rules. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results of operations.

Our ecommerce operations subject us to numerous risks that could have an adverse effect on our results of operations.

Although ecommerce sales constitute a small, but increasing portion of our overall sales, our ecommerce operations subject us to certain risks that could have an adverse effect on our operational results, including:

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

We completed our initial public offering in May 2005 and we have incurred and could continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. Rules and regulations implemented by Congress, the SEC and the NASDAQ Global Select Market have required changes in corporate governance practices of public companies. Compliance with these laws could cause us to incur significant costs and expenses, including legal and accounting costs, and could make some compliance activities more time-consuming and negatively impact our financial performance. Additionally, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

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

Changes to accounting rules or regulations could significantly affect our financial results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

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

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and can be different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In December 2007, a securities class action litigation and associated derivative lawsuits was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. These lawsuits were dismissed with prejudice in March 2009. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The value of our investments may fluctuate.

We have our excess cash primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At January 29, 2011, we had $114.6 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At January 29, 2011, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments on the consolidated balance sheet. We may incur impairment charges on this investment in the future.

In addition, we made a $2.0 million equity investment in a manufacturer and expect the value of this investment to increase. However, we do not have control over this investment and it may encounter unanticipated operating issues or negative financial performance that could adversely impact the value of our investment.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on the consolidated balance sheets.

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

All of our stores, primarily located in shopping malls and encompassing approximately 1,174,000 total square feet at January 29, 2011, are occupied under operating leases.

We lease an 87,350 square foot combined home office and ecommerce fulfillment center in Everett, Washington. This lease expires in 2017.

In fiscal 2010, we acquired a 168,450 square foot building in Corona, California that serves as our warehouse and distribution facility. Additionally, in fiscal 2010, we acquired approximately 253,500 square feet of land in Lynnwood, Washington, which we plan to use as the location of our new home office starting in 2012.

Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 9 to the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K (listed under “Litigation” under Commitments and Contingencies).

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ZUMZ.” At January 29, 2011, there were 30,834,713 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market for fiscal 2010 and fiscal 2009.

Fiscal 2010	High	Low
First Fiscal Quarter (January 31, 2010—May 1, 2010)	$22.53	$12.54
Second Fiscal Quarter (May 2, 2010—July 31, 2010)	$19.79	$14.98
Third Fiscal Quarter (August 1, 2010—October 30, 2010)	$26.45	$14.44
Fourth Fiscal Quarter (October 31, 2010—January 29, 2011)	$33.13	$22.24

Fiscal 2009	High	Low
First Fiscal Quarter (February 1, 2009—May 2, 2009)	$13.07	$5.70
Second Fiscal Quarter (May 3, 2009—August 1, 2009)	$12.86	$7.27
Third Fiscal Quarter (August 2, 2009—October 31, 2009)	$17.43	$9.25
Fourth Fiscal Quarter (November 1, 2009—January 30, 2010)	$15.74	$10.68

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez Inc., The NASDAQ Composite Index and the NASDAQ Retail Trade Index during the period commencing on January 28, 2006 and ending on January 29, 2011. The comparison assumes $100 was invested on January 28, 2006 in each Zumiez, the NASDAQ Composite Index and the NASDAQ Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
Zumiez Inc.	100.00	136.16	81.02	28.91	51.47	90.20
NASDAQ Composite	100.00	109.00	107.45	66.46	97.13	123.13
NASDAQ Retail Trade	100.00	103.41	111.20	75.42	127.28	168.13

Holders of the Corporation’s Capital Stock

We had 356 shareholders of record as of March 7, 2011.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 29, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2010—November 27, 2010	—	$—	—	—
November 28, 2010—January 1, 2011	134	$29.32	—	—
January 2, 2011—January 29, 2011	77	$22.31	—	—

Total	211		—	—

(1)	During the thirteen weeks ended January 29, 2011, 211 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	SELECTED FINANCIAL INFORMATION

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007 (1)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$478,849	$407,603	$408,669	$381,416	$298,177
Cost of goods sold	308,452	272,865	274,134	244,429	189,959

Gross profit	170,397	134,738	134,535	136,987	108,218
Selling, general and administrative expenses	133,030	122,003	109,927	98,042	75,774

Operating profit	37,367	12,735	24,608	38,945	32,444
Interest income, net	1,496	1,176	2,059	1,722	1,178
Other (expense) income, net	(8)	96	36	3	(16)

Earnings before income taxes	38,855	14,007	26,703	40,670	33,606
Provision for income taxes	14,652	4,876	9,499	15,344	12,750

Net income	$24,203	$9,131	$17,204	$25,326	$20,856

Earnings per share:
Basic	$0.81	$0.31	$0.59	$0.89	$0.76

Diluted	$0.79	$0.30	$0.58	$0.86	$0.73

Weighted average shares outstanding:
Basic	29,971	29,499	29,127	28,609	27,543
Diluted	30,794	30,133	29,694	29,322	28,703

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks.

	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and current marketable securities	$128,801	$108,051	$78,582	$76,532	$51,977
Working capital (1)	155,400	133,927	112,092	92,161	54,929
Total assets	301,631	260,265	233,349	216,095	167,294
Total long-term liabilities	29,435	27,802	24,177	18,097	12,910
Total shareholders’ equity	226,735	192,676	177,951	154,602	104,812

(1)	Working capital is defined as current assets minus current liabilities. The fiscal year ended January 30, 2010 has been restated to account for the reclassification of certain assets from current assets to long-term assets. Reclassification of these assets from current assets to long-term assets is immaterial for prior periods.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007 (1)
Other Financial Data:
Gross margin (2)	35.6%	33.1%	32.9%	35.9%	36.3%
Capital expenditures (in thousands)	$29,361	$16,548	$28,349	$30,722	$22,160
Depreciation, amortization and accretion (in thousands)	$17,923	$22,092	$19,470	$14,762	$10,499

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks.

(2)	Gross margin represents gross profit divided by net sales.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007 (1)
Store Data:
Number of stores open at end of period	400	377	343	285	235
Comparable store sales increase (decrease) (2)	11.9%	(10.0%)	(6.5%)	9.2%	14.5%
Net sales per store (3) (in thousands)	$1,162	$1,081	$1,240	$1,405	$1,389
Total square footage at end of period (4) (in thousands)	1,174	1,107	1,005	829	667
Average square footage per store at end of period (5)	2,935	2,937	2,930	2,909	2,840
Net sales per square foot (6)	$396	$367	$424	$488	$499

(1)	The fiscal year ended February 3, 2007 consisted of 53 weeks.

(2)	Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales. Comparable store sales include our ecommerce sales.

(3)	Net sales per store represents net sales for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the period divided by the number of months in the period. Net sales per store excludes ecommerce sales.

(4)	Total square footage at end of period includes retail selling, storage and back office space.

(5)	Average square footage per store at the end of a period is calculated based on the total store square footage at end of period, including retail selling, storage and back office space, of all stores open at the end of the period.

(6)	Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the period divided by the number of months in the period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 29, 2011, we operated 400 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

Fiscal 2010—A Review of This Past Year

Zumiez’ financial results in fiscal 2010 meaningfully exceeded our own projections and these results were significant, particularly when viewing against the teen retail landscape in what remained a tenuous consumer environment. In addition, while accomplishing these results, we made strategic investments that we believe will reap long-term benefits focused on enhancing the customer experience across multiple sales channels, and on our people and infrastructure aimed at improving decision making and product speed to market. The table below show net sales, operating profit and margin and diluted earnings per share growth for fiscal 2010 compared to fiscal 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	% Change
Net sales (in thousands)	$478,849	$407,603	17%
Operating profit (in thousands)	$37,367	$12,735	193%
Operating margin	7.8%	3.1%
Diluted earnings per share	$0.79	$0.30	163%

Our sales results were primarily driven by an increase in transactions, which is a testament to our differentiated product offering and the unique customer experience our store associates provide. The strong sales results we realized in fiscal 2010 translated to a significant increase in operating income, operating margin and diluted earnings per share compared to fiscal 2009 due to our unique business model and focus on managing our cost structure.

Fiscal 2011—A Look At the Upcoming Year

While the momentum we have seen throughout fiscal 2010 would suggest that discretionary spending is increasing, unemployment, debt and housing remain concerns and the economy is still in recovery. In addition, other challenges have surfaced as we look out into fiscal 2011, most notably increases in production costs that may have an impact on our ability to maintain product margins. Considering these factors, our current outlook is cautiously optimistic, and we are planning the business conservatively for fiscal 2011.

For the year, we expect total sales to increase driven by an increase in comparable store sales, the opening of approximately 44 new stores, including our first stores in Canada, and increased sales from our ecommerce channel. If we achieve our sales projections, we expect earnings will increase in fiscal 2011. We will make further investments in people and infrastructure in fiscal 2011, building on the progress we have made through fiscal 2010, primarily focused on the development of our multi-channel sales strategies, expansion into Canada and continued progress on our product assortment planning and supply chain solutions and a capital investment related to building a new home office, planned to opening in the spring of 2011. We expect our cash, short-term investments and working capital to increase, and do not anticipate any borrowings on our credit facility. Inventory levels per square foot are expected to grow due to increased production costs and to support sales growth.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 4.7%, 2.5% and 1.7% of total net sales for fiscal 2010, 2009 and 2008. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive cash consideration from vendors, which have been reported as a reduction cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

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

Store productivity. We review our stores’ operating profit as a measure of their profitability.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and inventory loss reserves in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

A 10% decrease in ultimate sales price at January 29, 2011 would have affected net income by $0.1 million in fiscal 2010.

A 10% difference in actual physical inventory shrinkage reserved at January 29, 2011 would have affected net income by $0.3 million in fiscal 2010.

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

Revenue Recognition

Revenue is recognized upon purchase at our retail store locations. For orders placed through our website, revenue is recognized upon estimated delivery to the customer. Revenue is recorded net of estimated and actual sales returns and deductions for promotions.

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

We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for our gift card program in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at January 29, 2011 would have affected net income by less than $0.1 million in fiscal 2010.

A 10% change in our unredeemed gift card breakage life at January 29, 2011 would have affected net income by $0.2 million in fiscal 2010.

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

A 10% change in our stock-based compensation expense in fiscal 2010 would have affected net income by $0.3 million in fiscal 2010.

Accounting for Income Taxes

As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the consolidated balance sheets.	Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions

Accounting for Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency in the Notes to the Consolidated Financial Statements.	Significant judgment is required in evaluating our claims and contingencies, including determining the probability that a liability has been incurred and whether such liability is reasonably estimable. The estimated accruals for claims and contingencies are made based on the best information available, which can be highly subjective.	Although management believes that the contingencies related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period. Additionally, actual results could differ and we may be exposed to losses or gains that could be material.

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

A 10% decrease in the fair value of the Company at January 29, 2011 would have no impact on the carrying value of goodwill.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.4%	66.9%	67.1%

Gross profit	35.6%	33.1%	32.9%
Selling, general and administrative expenses	27.8%	30.0%	26.9%

Operating profit	7.8%	3.1%	6.0%
Interest and other income, net	0.3%	0.3%	0.5%

Earnings before income taxes	8.1%	3.4%	6.5%
Provision for income taxes	3.0%	1.2%	2.3%

Net income	5.1%	2.2%	4.2%

Fiscal 2010 Results Compared With Fiscal 2009

Net Income

Net income for fiscal 2010 was $24.2 million, or $0.79 per diluted share, compared with net income of $9.1 million, or $0.30 per diluted share, for fiscal 2009. Our effective income tax rate for fiscal 2010 was 37.7% compared to 34.8% for fiscal 2009.

Net Sales

Net sales were $478.8 million for fiscal 2010 compared to $407.6 million for fiscal 2009, an increase of $71.2 million or 17.5%. The increase reflected a comparable store sales increase of 11.9% for fiscal 2010 as well as the net addition of 23 stores (27 new stores offset by four store closures) in fiscal 2010.

Geographically, our best performing region for comparable store sales was the South, increasing 12%. Our stores west of Texas, which accounted for 50% of our comparable store sales, increased by 9%, our stores in the Northeast and Midwest increased by 8% combined and the remaining increase in comparable store sales is due to increases in our ecommerce sales. The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Comparable store sales increases in men’s apparel, accessories, footwear, boy’s apparel and junior’s apparel were partially offset by comparable store sales decreases in hardgoods. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $170.4 million for fiscal 2010 compared to $134.7 million for fiscal 2009, an increase of $35.7 million, or 26.5%. As a percentage of net sales, gross profit increased 250 basis points for fiscal 2010 to 35.6% from 33.1% for fiscal 2009. The increase was primarily due to product margin improvement of 140 basis points and a 140 basis points decrease in store occupancy costs, partially offset by a 40 basis points increase due to distribution costs primarily associated with the exit costs and other charges of $2.4 million related to the relocation of our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $133.0 million for fiscal 2010 compared to $122.0 million for fiscal 2009, an increase of $11.0 million, or 9.0%. SG&A expenses as a percent of sales decreased by 220 basis points for fiscal 2010 to 27.8% compared to 30.0% for fiscal 2009. The primary contributors to this decrease were 110 basis points due to store operating expense efficiencies gained by growing expenses at a slower rate than sales growth, the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 90 basis points (as further explained in Note 2 in our Notes to Consolidated Financial Statements), 60 basis points due to impairment charges of $2.5 million on 21 stores in fiscal 2009 and a 30 basis points impact of a litigation settlement charge of $1.3 million incurred fiscal 2009, partially offset by a 70 basis points impact of a litigation settlement charge of $2.1 million incurred in fiscal 2010.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. Cumulatively, during fiscal 2010, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs, $0.3 million of loss on disposal of long-lived assets and $0.8 million of other costs to exit the facility, partially offset by the $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold in our consolidated statements of operations. We do not expect to incur material additional costs related to the relocation.

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

Seasonality and Quarterly Results

As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences. As a result, we have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in our net sales and operating results. Our net sales and operating results are typically lower in the first and second quarters of our fiscal year, while the back-to-school and winter holiday periods in our third and fourth fiscal quarters historically have accounted for the largest percentage of our annual net sales. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

The following table sets forth selected unaudited quarterly consolidated statements of operations data for the last two recent fiscal years. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$89,096	$97,702	$135,859	$156,192
Gross profit	$25,752	$30,716	$53,048	$60,881
Operating profit (loss)	$(3,254)	$(2,368)	$18,975	$24,014
Net income (loss)	$(1,900)	$(1,214)	$12,312	$15,005
Basic earnings (loss) per share	$(0.06)	$(0.04)	$0.41	$0.50
Diluted earnings (loss) per share	$(0.06)	$(0.04)	$0.40	$0.49
Number of stores open at the end of the period	381	393	400	400
Comparable store sales increase	9.1%	9.3%	14.4%	13.0%

	Fiscal Year Ended January 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$76,808	$85,170	$113,192	$132,433
Gross profit	$21,900	$24,644	$40,099	$48,095
Operating profit (loss)	$(3,438)	$(5,226)	$8,357	$13,042
Net income (loss)	$(1,658)	$(3,085)	$5,073	$8,801
Basic earnings (loss) per share	$(0.06)	$(0.10)	$0.17	$0.30
Diluted earnings (loss) per share	$(0.06)	$(0.10)	$0.17	$0.29
Number of stores open at the end of the period	358	369	378	377
Comparable store sales decrease	(15.3%)	(18.8%)	(8.0%)	(1.7%)

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, capital investments, inventory purchases, store remodeling, store fixtures and ongoing infrastructure improvements such as technology enhancements and distribution capabilities. Historically, our main sources of liquidity have been cash flows from operations.

The significant components of our working capital are inventory and liquid assets such as cash, cash equivalents, current marketable securities and receivables, reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

At January 29, 2011 and January 30, 2010, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge. The $1.0 million security failed to sell at its scheduled auction in March 2009 and March 2010. In March 2010, the interest rate for the security reset to a prescribed tax-free rate of 0.68% from 1.16%. We previously held another $1.0 million auction rate security that was redeemed at par in May 2009. We currently do not intend to hold the security beyond the next auction date and will try to sell this security when the auction date comes up in March 2011. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If the March 2011 auction fails, we plan to hold the security until the next auction date and the security coupon rate will reset to a prescribed “failure” rate. An unsuccessful auction could result in our holding the security beyond the next scheduled auction reset date; therefore, limiting the short-term liquidity of the investment. The security has been classified as available-for-sale marketable securities and included in long-term investments on the consolidated balance sheets at January 29, 2011 and January 30, 2010.

At January 29, 2011 and January 30, 2010, cash, cash equivalents and current marketable securities were $128.8 million and $108.1 million. Working capital, the excess of current assets over current liabilities, was $155.4 million at the end of fiscal 2010, up 16% from $133.9 million at the end of fiscal 2009. The increase in cash, cash equivalents and current marketable securities and working capital in fiscal 2010 were due primarily to the increased cash flow from operations driven primarily by an increase in net income, partially offset by the costs of opening 27 stores in fiscal 2010 and the purchase of our distribution center in Corona, California.

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Total cash provided by (used in)
Operating activities	$48,692	$45,116	$38,337
Investing activities	(44,011)	(78,065)	(11,943)
Financing activities	5,108	1,460	(5,282)

Increase (decrease) in cash and cash equivalents	$9,789	$(31,489)	$21,112

Operating Activities

Net cash provided by operating activities increased by $3.6 million from $45.1 million in fiscal 2009 to $48.7 million in fiscal 2010. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, as well as changes to non-cash items such as deferred taxes, depreciation, amortization and accretion and excess tax benefit from stock-based compensation. Net cash provided by operating activities increased by $6.8 million from $38.3 million in fiscal 2008 to $45.1 million in fiscal 2009. The increase was primarily due to changes in working capital, partially offset by a decrease in net income in fiscal 2009 compared to 2008.

Investing Activities

Net cash used in investing activities was $44.0 million in fiscal 2010 primarily related to capital expenditures of $29.4 million for new store openings, existing store renovations and the purchase of our new distribution center in Corona, California and by net purchases of marketable securities of $14.7 million. Net cash used in investing activities was $78.1 million in fiscal 2009 primarily related to capital expenditures for new store openings and existing store renovations of $16.6 million and by net purchases of marketable securities of $61.5 million. Net cash used in investing activities was $11.9 million in fiscal 2008 primarily related to capital expenditures for new store openings and existing store renovations of $28.3 million partially offset by net sales of marketable securities of $16.4 million.

Financing Activities

Net cash provided by financing activities in fiscal 2010 was $5.1 million related to proceeds from stock option exercise and the associated tax benefits. Net cash provided by financing activities in fiscal 2009 was $1.5 million related to proceeds from stock option exercise and the associated tax benefits. Net cash used in financing activities in fiscal 2008 was $5.3 million primarily related to short-term use of bank funds partially offset by proceeds from stock option exercise and associated tax benefits.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities, available cash, cash equivalents and current marketable securities. We expect these sources of liquidity and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 29, 2011 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.6 million at January 29, 2011 and January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 29, 2011.

Capital Expenditures

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

During fiscal 2010, we spent $29.4 million on capital expenditures, related to investment in 27 new stores and 3 remodeled stores at a cost of $10.0 million, the acquisition and build-out costs of our new distribution center in Corona, California of $12.9 million, the acquisition costs of $3.2 million for land in Lynnwood, Washington, which we plan to use as the location of our new home office and $3.3 million in information technology projects and other improvements.

During fiscal 2009, we spent $16.6 million on capital expenditures, related to investment in 36 new stores and 7 remodeled stores at a cost of $14.8 million and $1.8 million in information technology projects and other improvements.

During fiscal 2008, we spent $28.3 million on capital expenditures, related to investment in 58 new stores and 8 remodeled stores at a cost of $27.1 million and $1.2 million in information technology projects and other improvements.

In upcoming fiscal 2011, we expect to spend approximately $32 million to $34 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 44 new stores we plan to open in fiscal 2011 and construction of our new home office building in Lynnwood, Washington. There can be no assurance that the number of stores that we actually open in fiscal 2011 will not be different from the number of stores we plan to open, or that actual fiscal 2011 capital expenditures will not differ from this expected amount.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended January 29, 2011. The following table summarizes the total amount of future payments due under our contractual obligations at January 29, 2011 (in thousands):

	Total	Fiscal 2011	Fiscal 2012 and Fiscal 2013	Fiscal 2014 and Fiscal 2015	Thereafter
Operating Lease Obligations	$347,801	$46,721	$93,763	$87,304	$120,013
Purchase Obligations	76,474	76,474	—	—	—

Total	$424,275	$123,195	$93,763	$87,304	$120,013

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At January 29, 2011, we were committed to property owners for operating lease obligations for $347.8 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable.

At January 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors for $76.5 million, including $0.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet arrangements at January 29, 2011.

Impact of Inflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. There can be no assurance that our business will not be affected by inflation in the future.

Quantitative and Qualitative Disclosures About Market Risk

See discussion in Item 7A—”Quantitative and Qualitative Disclosures About Market Risk.”

Recent Accounting Pronouncements

See Item 15 of Part IV, “Exhibits and Consolidated Financial Statements—Note 2 Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

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

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interest at the Daily One Month LIBOR rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At January 29, 2011, we had no borrowings outstanding under our secured revolving credit facility. At January 29, 2011, we had $0.5 million of open commercial letters of credit outstanding under our secured revolving credit facility. We are not a party to any derivative financial instruments. Fluctuations in interest rates did not have a material effect on the results of operations in fiscal 2010.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term investments, which are primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2010, our net income would have decreased by $0.1 million. Our current expectation is that our investment yields will remain low in 2011 due to historically low interest rates. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term investment balances. This analysis does not consider the effects of the reduced level of overall investments that could happen in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our investments structure.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements,” under “Part IV, Item 15” of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2011 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of Zumiez Inc. internal control over financial reporting as of January 29, 2011 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part IV, Item 15, “Exhibits and Consolidated Financial Statements.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2011 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 29, 2011 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Years 2010 and 2009” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

(a)(1)	Consolidated Financial Statements:

1.	Management’s Annual Report on Internal Control Over Financial Reporting.

2.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

3.	Index to Consolidated Financial Statements.

4.	Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules:

All financial statement schedules are omitted because the required information is presented either in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits included or incorporated herein:

See Exhibit Index.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

The effectiveness of Zumiez Inc. internal control over financial reporting as of January 29, 2011 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	3/15/11
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/s/ TREVOR S. LANG	3/15/11
Signature	Date
By: Trevor S. Lang, Chief Financial Officer, Chief Administrative Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	3/15/11	/S/ WILLIAM M. BARNUM, JR.	3/15/11
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director

/S/ MATTHEW L. HYDE	3/15/11	/S/ JAMES M. WEBER	3/15/11
Signature	Date	Signature	Date
Matthew L. Hyde, Director		James M. Weber, Director

/S/ GERALD F. RYLES	3/15/11	/S/ SARAH G. MCCOY	3/15/11
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Sarah G. McCoy, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 29, 2011 and January 30, 2010, and the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three fiscal years in the period ended January 29, 2011, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of January 29, 2011 and January 30, 2010 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 29, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 15, 2011

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 29, 2011	January 30, 2010
Assets
Current assets
Cash and cash equivalents	$11,357	$1,568
Marketable securities	117,444	106,483
Receivables	6,129	5,600
Inventories	56,303	50,916
Prepaid expenses and other	7,210	6,102
Deferred tax assets	2,418	3,045

Total current assets	200,861	173,714

Fixed assets, net	78,248	66,008
Goodwill and other intangibles	13,154	13,186
Long-term deferred tax assets	5,703	5,537
Long-term investments	2,766	872
Long-term other assets	899	948

Total long-term assets	100,770	86,551

Total assets	$301,631	$260,265

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$16,371	$16,817
Accrued payroll and payroll taxes	7,580	6,593
Income taxes payable	4,108	4,006
Deferred rent and tenant allowances	3,719	3,248
Other liabilities	13,683	9,123

Total current liabilities	45,461	39,787
Long-term deferred rent and tenant allowances	27,629	26,375
Long-term other liabilities	1,806	1,427

Total long-term liabilities	29,435	27,802

Total liabilities	74,896	67,589

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,835 shares issued and outstanding at January 29, 2011 and 30,251 shares issued and outstanding at January 30, 2010	91,373	81,399
Accumulated other comprehensive (loss) income	(17)	101
Retained earnings	135,379	111,176

Total shareholders’ equity	226,735	192,676

Total liabilities and shareholders’ equity	$301,631	$260,265

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$478,849	$407,603	$408,669
Cost of goods sold	308,452	272,865	274,134

Gross profit	170,397	134,738	134,535

Selling, general and administrative expenses	133,030	122,003	109,927

Operating profit	37,367	12,735	24,608

Interest income, net	1,496	1,176	2,059
Other (expense) income, net	(8)	96	36

Earnings before income taxes	38,855	14,007	26,703

Provision for income taxes	14,652	4,876	9,499

Net income	$24,203	$9,131	$17,204

Basic earnings per share	$0.81	$0.31	$0.59

Diluted earnings per share	$0.79	$0.30	$0.58

Weighted average shares used in computation of earnings per share:
Basic	29,971	29,499	29,127

Diluted	30,794	30,133	29,694

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 2, 2008	29,003	$69,297	$464	$84,841	$154,602

Net income	—	—	—	17,204	17,204
Change in unrealized loss on available-for-sale investments, net of tax of $213	—	—	(347)	—	(347)

Comprehensive income					16,857

Issuance and exercise of stock-based compensation, including tax benefit of $1,173	530	2,102	—	—	2,102
Stock-based compensation expense	—	4,390	—	—	4,390

Balance at January 31, 2009	29,533	75,789	117	102,045	177,951

Net income	—	—	—	9,131	9,131
Change in unrealized loss on available-for-sale investments, net of tax of $7	—	—	(16)	—	(16)

Comprehensive income					9,115

Issuance and exercise of stock-based compensation, including tax benefit of $707	718	1,461	—	—	1,461
Stock-based compensation expense	—	4,149	—	—	4,149

Balance at January 30, 2010	30,251	81,399	101	111,176	192,676

Net income	—	—	—	24,203	24,203
Change in unrealized loss on available-for-sale investments, net of tax of $76	—	—	(118)	—	(118)

Comprehensive income					24,085

Issuance and exercise of stock-based compensation, including tax benefit of $3,248	584	5,108	—	—	5,108
Stock-based compensation expense	—	4,866	—	—	4,866

Balance at January 29, 2011	30,835	91,373	(17)	135,379	226,735

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net income	$24,203	$9,131	$17,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	17,923	22,092	19,470
Deferred taxes	537	(4,886)	(1,221)
Stock-based compensation expense	4,866	4,149	4,390
Loss on disposal of assets	283	141	271
Excess tax benefit from stock-based compensation	(3,248)	(707)	(1,173)
Impairment of long-lived assets	105	2,538	812
Other	70	(36)	(36)
Changes in operating assets and liabilities:
Receivables	(92)	(319)	220
Inventories	(5,387)	1,058	(3,253)
Prepaid expenses and other	(1,137)	(656)	(1,174)
Trade accounts payable	(446)	908	(3,763)
Accrued payroll and payroll taxes	987	1,854	(358)
Income taxes payable	3,350	4,475	1,364
Deferred rent and tenant allowances	1,838	3,917	6,814
Other liabilities	4,840	1,457	(1,230)

Net cash provided by operating activities	48,692	45,116	38,337

Cash flows from investing activities:
Additions to fixed assets	(29,361)	(16,548)	(28,349)
Purchases of marketable securities and other investments	(179,611)	(128,963)	(82,607)
Sales and maturities of marketable securities and other investments	164,961	67,446	99,013

Net cash used in investing activities	(44,011)	(78,065)	(11,943)

Cash flows from financing activities:
Change in book overdraft	—	—	(7,384)
Proceeds from exercise of stock-based compensation	1,860	753	929
Excess tax benefit from stock-based compensation	3,248	707	1,173

Net cash provided by (used in) financing activities	5,108	1,460	(5,282)

Net increase (decrease) in cash and cash equivalents	9,789	(31,489)	21,112
Cash and cash equivalents, beginning of period	1,568	33,057	11,945

Cash and cash equivalents, end of period	$11,357	$1,568	$33,057

Supplemental disclosure on cash flow information:
Cash paid during the period for interest	$54	$10	$10
Cash paid during the period for income taxes	10,789	5,288	9,422
Non-cash investing activity—refundable use tax in fixed assets	359	(1,506)	—
Non-cash investing activity—asset retirement obligations in fixed assets	129	1,095	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 29, 2011, we operated 400 stores primarily located in shopping malls, giving us a presence in 37 states. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978, its home office and ecommerce fulfillment center are located in Everett, Washington and its distribution center is located in Corona, California. The Company operates within one reportable segment. We account for our business operation as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2010 was the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. Fiscal 2008 was the 52-week period ended January 31, 2009.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our consolidated financial statements. We have reclassified $21.4 million on the consolidated balance sheet at January 30, 2010 from cash equivalents to short-term marketable securities related to variable-rate demand notes and municipal bonds, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While these reclassified securities are considered highly liquid, we believe they are more appropriately classified as short-term marketable securities. This reclassification increased net cash used in investing activities by $21.4 million on the consolidated statements of cash flows for the fiscal year ended January 30, 2010. We have also reclassified $0.9 million on the consolidated balance sheets at January 30, 2010 related to long-term assets from receivables and prepaid expenses and other to long-term other assets. There was no impact on the consolidated statements of cash flows from this reclassification.

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

Fair Value of Financial Instruments—We disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Our financial instruments, other than those presented in “Note 10. Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities. The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments.

Cash and Cash Equivalents—We consider all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Concentration of Risk—We maintain our cash and cash equivalents in accounts with major financial institutions, in the form of demand deposits, money market accounts and state and local municipal securities. Deposits in these financial institutions may exceed the amount of federal deposit insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents.

Marketable Securities—At January 29, 2011 and January 30, 2010, marketable securities, classified as available-for-sale, were $118.3 million and $107.4 million, and consisted primarily of state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes with original maturities over 90 days. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

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

Inventories— Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at January 29, 2011 and January 30, 2010 in the amounts of $3.2 million and $2.8 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

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

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the consolidated statements of operations.

In accordance with our fixed asset policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of leasehold improvements were longer than the estimated useful lives used for depreciation purposes in our consolidated financial statements. As a result, effective January 31, 2010, we changed our estimate of the useful lives of our leasehold improvements to the lesser of 10 years or the term of the lease to better reflect the estimated periods during which these assets will remain in service. The useful lives of leasehold improvements were previously estimated to be the lesser of 7 years or the term of the lease. For the fiscal year ended January 29, 2011, the effect of this change in estimate was to reduce depreciation expense by $4.2 million, increase net income by $2.7 million and increase basic and diluted earnings per share by $0.09.

Asset Retirement Obligations— An asset retirement obligation (ARO) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in other liabilities and long-term other liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets for impairment annually, or as indicators of impairment are present. Measurement of the impairment loss is based on the fair value of the asset or group of assets. Generally, fair value will be determined using accepted valuation techniques, such as the present value of expected future cash flows. During the fiscal year ended January 29, 2011, two stores were determined to be impaired, resulting in a non-cash impairment charge of $0.1 million. During the fiscal year ended January 30, 2010, 21 stores were determined to be impaired, resulting in a non-cash impairment charge of $2.5 million. These non-cash impairment charges are included in selling, general and administrative expenses.

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

Equity Method Investments—We hold a 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million on May 11, 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on the consolidated balance sheets, with the corresponding changes in the fair value recorded in other income (expense), net on the consolidated statements of operations.

The investment agreement allows for a put option, where Zumiez has an option to sell its interest back to the investee for the greater of the initial purchase price of $2.0 million or the fair value of the investment. This put option is allowed any time following the fifth anniversary of the initial investment, but prior to the seventh anniversary of the initial investment. Additionally, the investment agreement allows for a call option, where the investee has an option to repurchase the interest from Zumiez for the fair value of the investment. This call option is allowed any time on or after the seventh anniversary of the initial investment. We have elected to apply fair value accounting for the put and call options. The put option has a nominal value and the call option has no fair value, given that the investment would be repurchased at its fair value if the call option were exercised.

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

Claims and Contingencies—We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency in the Notes to the Consolidated Financial Statements.

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For orders placed through our website, revenue is recognized upon estimated delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. We report shipping revenues within net sales. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at January 29, 2011 and January 30, 2010 was $0.7 million and $0.3 million. The Company offers a return policy of 30 days.

We present our net sales by category as a percentage of net sales in the following table. “Accessories and Other” includes all other merchandise (e.g., hardgoods, accessories, footwear, etc.). The percentage of net sales for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Men’s Apparel	32.5%	31.2%	30.6%
Junior’s Apparel	10.1%	11.2%	14.2%
Accessories and Other	57.4%	57.6%	55.2%

Total	100.0%	100.0%	100.0%

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive cash consideration from vendors, which have been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have free shipping promotions to our customers, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold. For fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, we incurred shipping costs related to ecommerce sales of $2.6 million, $1.2 million and $0.8 million.

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

Advertising—We expense advertising costs as incurred. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $1.3 million, $0.8 million and $0.8 million for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Stock-Based Compensation—We account for stock-based compensation by which the estimated fair value of stock-based awards granted is recognized as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is recognized using an accelerated method for stock options and a straight-line basis for restricted stock. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method based on the following subjective assumptions:

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual daily historical changes in the market value of our stock since becoming a public company in May 2005. An increase in the expected volatility will increase compensation expense.

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

Dividend yield—We do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The following weighted-average assumptions were used for stock option grants issued during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	67.5%	66.8%	55.4%

Expected life (in years):
Expected lives—four years	6.50	6.25	6.25
Expected lives—five years	6.50	6.50	6.50
Expected lives—eight years	—	—	7.25
Risk-free interest rate	2.4%	1.7%	2.8%

Income Taxes—Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized. We did not have a valuation allowance recorded at January 29, 2011, January 30, 2010 and January 31, 2009.

We recognize tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions may be classified in the financial statements as either income taxes or interest and another expense classification. The Company has elected to classify interest and penalties related to uncertain tax positions as income tax expense. We did not have unrealized tax benefits related to uncertain tax positions recorded at January 29, 2011, January 30, 2010 and January 31, 2009.

Earnings per Share—Basic earnings per share is based on the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Diluted earnings per share is based on the weighted average number of common shares and common share equivalent outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, employee stock purchase plan funds held to acquire stock and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share are options to purchase common stock where the option exercise price is greater than the average market price of the Company’s common stock during the period reported.

Recent Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the consolidation of variable interest entities. The guidance requires a revised approach to identifying a controlling financial interest in a variable interest entity and requires additional disclosures about an entity’s involvement in variable interest entities. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the new requirements in the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the new requirements in the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements in the three months ended May 1, 2010.

In July 2010, the FASB issued guidance that requires reporting entities to make new disclosures about the allowance for credit losses and the credit quality of its financing receivables. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures required about activity that occurs during a reporting period, the guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted the new requirements in the three months ended January 29, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.    Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair market value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at January 29, 2011 and January 30, 2010 (in thousands):

	January 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,160	$—	$—	$7,160
Money market funds	928	—	—	928
State and local government securities	3,269	—	—	3,269

Total cash and cash equivalents	11,357	—	—	11,357

Marketable securities:
Treasury and agency securities	6,043	26	—	6,069
State and local government securities	103,110	125	(195)	103,040
Variable-rate demand notes	9,205	—	—	9,205

Total marketable securities	$118,358	$151	$(195)	$118,314

Less: Long-term marketable securities (1)				(870)

Total current marketable securities				$117,444

	January 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,081	$—	$—	$1,081
Money market funds	487	—	—	487

Total cash and cash equivalents	1,568	—	—	1,568

Marketable securities:
Treasury and agency securities	15,268	48	—	15,316
State and local government securities	70,538	255	(136)	70,657
Variable-rate demand notes	21,382	—	—	21,382

Total marketable securities	$107,188	$303	$(136)	$107,355

Less: Long-term marketable securities (1)				(872)

Total current marketable securities				$106,483

(1)	At January 29, 2011 and January 30, 2010, we held one $1.0 million par value auction rate security valued at $0.9 million net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity. For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at January 29, 2011 and January 30, 2010, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 29, 2011
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	42,761	(62)	1,907	(133)	44,668	(195)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

	January 30, 2010
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	8,389	(8)	872	(128)	9,261	(136)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$8,389	$(8)	$872	$(128)	$9,261	$(136)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. At January 29, 2011 and January 30, 2010, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive (loss) income on the consolidated balance sheets at January 29, 2011 and January 30, 2010. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the consolidated statements of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the consolidated balance sheets at January 29, 2011 and January 30, 2010.

4.    Receivables

At January 29, 2011 and January 30, 2010, receivables on the consolidated balance sheets consisted of the following (in thousands):

	January 29, 2011	January 30, 2010
Credit cards receivable	$2,468	$2,161
Interest receivable	1,220	894
Refundable use tax	1,053	1,506
Tenant allowances receivable	704	575
Other receivables	684	464

	$6,129	$5,600

We do not extend credit to our customers except through independent third-party credit cards, which are generally collected in several business days. The refundable use tax amounts in the table of $1.1 million and $1.5 million at January 29, 2011 and January 30, 2010 represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from state jurisdictions.

5.    Fixed Assets

At January 29, 2011 and January 30, 2010, fixed assets on the consolidated balance sheets consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Leasehold improvements	$93,011	$88,892
Fixtures	49,738	46,219
Computer equipment, software, store equipment and other	15,586	11,807
Land, building and building improvements	14,890	—

Fixed assets, at cost	173,225	146,918
Less: accumulated depreciation	(94,977)	(80,910)

Fixed assets, net of accumulated depreciation	$78,248	$66,008

In March 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and relocated our distribution center from Everett, Washington to this facility in the fiscal year ended January 29, 2011. Refer to “Note 16. Exit or Disposal Activities” for discussion of our exit activity related to this relocation.

Depreciation expense on fixed assets was $16.4 million, $20.3 million, and $18.8 million for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

6.    Goodwill and Other Intangible Assets

We recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with the acquisition of Action Concepts Fast Forward, Ltd. in 2006. We will continue to assess, in accordance with our goodwill policy as stated in Note 2, whether goodwill is impaired. There was no impairment of goodwill for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

In 2008, we acquired the assets of an Island Snow store from Kodama Incorporated located in Honolulu, Hawaii. In connection with the purchase, the Company entered into a noncompetition agreement for which the Company paid $0.1 million and recorded an intangible asset. Under this agreement, Kodama Incorporated agreed not to compete with Zumiez for a period of two years. We amortized the non-compete agreement over the term of the agreement and at January 29, 2011, this intangible asset has been fully amortized.

7.    Other Liabilities

At January 29, 2011 and January 30, 2010, other liabilities on the consolidated balance sheets consisted of the following (in thousands):

	January 29, 2011	January 30, 2010
Accrued sales tax	$3,906	$1,497
Unredeemed gift cards	3,260	2,930
Accrued payables	3,092	2,695
Accrued legal	2,211	1,512
Other current liabilities	1,214	489

	$13,683	$9,123

8.    Revolving Credit Facility

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 29, 2011 or January 30, 2010. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million at January 29, 2011 and $0.6 million at January 30, 2010. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 29, 2011.

9.    Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our combined home office and ecommerce fulfillment center generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 is as follows (in thousands). Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Base rent expense	$37,140	$35,208	$31,772
Contingent and other rent expense	24,660	22,774	21,101

Total rent expense	$61,800	$57,982	$52,873

At January 29, 2011, we were committed to property owners for operating lease obligations for $347.8 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable. Future minimum commitments on all leases at January 29, 2011 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2011	$46,721
Fiscal 2012	47,013
Fiscal 2013	46,750
Fiscal 2014	44,975
Fiscal 2015	42,329
Thereafter	120,013

Total	$347,801

Purchase Commitments—At January 29, 2011 and January 30, 2010, we had outstanding purchase orders to acquire merchandise from vendors of $76.5 million and $47.6 million, including $0.5 million and $0.6 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We have made accruals with respect to these matters, where appropriate, which are reflected in our consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonable estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s shareholders.

On March 5, 2008, a former employee commenced an action against the Company in California state court (Evan Johnson v. Zumiez, Inc., et al., Case No. RG08374968, Alameda County Superior Court, filed March 5, 2008) alleging that we failed to pay all overtime wages owing to him and other employees in California, failed to provide meal breaks as required by California law, failed to provide employees with proper itemized wage statements (pay stubs) as required by California law, and failed to pay terminated employees waiting time penalties under California Labor Code section 203. The court granted preliminary approval of the settlement on March 16, 2010, and issued an order granting final approval on July 23, 2010. No class members objected to the settlement and only four class members opted out of the settlement. The total amount of the negotiated settlement is $1.4 million. This entire amount was paid out in settlement awards to the class members, attorneys’ fees and costs, claims administration fees and other payments required by the settlement, with no reversion of unclaimed funds to the Company. This accrued charge was recorded in selling, general and administrative expenses on the consolidated statement of operations for the fiscal year ended January 30, 2010, and was paid out on August 10, 2010.

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleged causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private Attorneys General Act. We filed an answer to the First Amended Complaint and conducted discovery. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs filed their motion for class certification, and we filed our opposition to class certification. Plaintiffs’ reply papers were filed on August 2, 2010. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement is $2.1 million, which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs and claims administration costs. The court granted preliminary approval of the settlement on November 3, 2010, and granted final approval of the settlement on February 23, 2011. The claims administrator will now distribute the settlement funds pursuant to the Court’s order and the settlement agreement. The accrued charge of $2.1 million was recorded in selling, general and administrative expenses on the consolidated statements of operations for the fiscal year ended January 29, 2011 and was paid out on March 10, 2011.

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at January 29, 2011 and January 30, 2010 was $0.4 million and $0.3 million.

10.    Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

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

The following tables summarize assets measured at fair value on a recurring basis at January 29, 2011 and January 30, 2010 (in thousands):

	January 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$928	$—	$—
State and local government securities	—	3,269	—
Marketable securities:
Treasury and agency securities	—	6,069	—
State and local government securities	—	102,170	—
Variable-rate demand notes	—	9,205	—
Long-term investments:
State and local government securities	—	—	870
Equity method investment	—	—	1,896

Total assets	$928	$120,713	$2,766

	January 30, 2010
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$487	$—	$—
Marketable securities:
Treasury and agency securities	—	15,316	—
State and local government securities	—	69,785	—
Variable-rate demand notes	—	21,382	—
Long-term investments:
State and local government securities	—	—	872

Total assets	$487	$106,483	$872

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The Level 2 marketable securities primarily include state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The Level 3 state and local government securities at January 29, 2011 and January 30, 2010 represents a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. The equity method investment is valued using comparative market multiples adjusted by an estimated discount factor. The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The following tables present the changes in the Level 3 fair value category for the fiscal years ended January 29, 2011 and January 30, 2010 (in thousands):

	State and Local Government Securities	Equity Investment
Balance at January 31, 2009	$1,767	$—

Sales	(1,000)	—
Unrealized gain included in accumulated other comprehensive income	105	—

Balance at January 30, 2010	872	—

Purchases	—	2,000
Unrealized loss included in accumulated other comprehensive income	(2)	—
Unrealized loss included in other income (expense), net	—	(104)

Balance at January 29, 2011	$870	$1,896

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis at January 29, 2011 and January 30, 2010 (in thousands):

Long-Lived Assets Held and Used	Fair Value (as of period end)	Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss (for the fiscal year ended)
January 29, 2011	$117	$117	$105
January 30, 2010	$30	$30	$2,538

During the fiscal year ended January 29, 2011, in accordance with the accounting for impairments of long-lived assets classified as held and used, two stores with a net fixed asset carrying amount of $0.2 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.1 million. During the fiscal year ended January 30, 2010, 21 stores with a net fixed asset carrying amount of $2.6 million were written down to their fair value of less than $0.1 million, resulting in a net impairment charge of $2.5 million. These non-cash impairment charges are included in selling, general and administrative expenses. The fair value was determined using a discounted cash flow model at a store level. Store impairment expense was recorded net of the remaining tenant allowance. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. If our actual sales, gross profit or operating expenses differ from our estimates, the carrying value of certain store assets may prove unrecoverable and we may incur additional impairment charges in the future.

11.    Equity Awards

General Description of Equity Awards Plans—During fiscal 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) to provide for the granting of incentive stock options and nonqualified stock options to executive officers and key employees of the Company as determined by the 2004 Plan Committee of the Company’s board of directors. The terms of the 2004 Plan are generally the same as the 1993 Plan. The Company has authorized 7,365,586 split adjusted shares of common stock for issuance under the 2004 Plan. The Company does not plan on making any new stock option grants under the 2004 Plan.

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

Stock Options—On July 21, 2009, we completed an offer to exchange certain employee stock options issued under the 2005 Equity Incentive Plan (“Exchange Offer”). Certain previously granted stock options were exchanged for new, lower-priced stock options granted on a one and one half-for-one basis (1.5:1). An aggregate of 460,700 previously granted stock options were exchanged for an aggregate of 307,138 new stock options granted pursuant to the Exchange Offer with an exercise price of $8.64 per share. The new stock option grants will vest annually over a four-year period beginning on the first anniversary of the date granted. The Exchange Offer resulted in a nominal increase in stock-based compensation expense.

The following table summarizes our stock option activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (in thousands except weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 2, 2008	1,958	$16.29

Granted	160	$14.25
Exercised	(211)	$2.46
Forfeited	(114)	$28.20

Outstanding at January 31, 2009	1,793	$17.13

Granted	528	$8.03
Exercised	(258)	$1.64
Forfeited	(568)	$29.50

Outstanding at January 30, 2010	1,495	$11.88

Granted (2)	58	$19.13
Exercised	(392)	$3.70
Forfeited (3)	(43)	$18.68

Outstanding at January 29, 2011	1,118	$14.86	6.06	$11,512

Exercisable at January 29, 2011	466	$19.43	5.43	$3,800

Vested or expected to vest at January 29, 2011 (4)	1,051	$15.04	6.01	$10,735

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money options outstanding at the end of the fiscal year. The market value per share was $22.31 at January 29, 2011.
(2)	Includes 307,138 stock options issued pursuant to the Exchange Offer.
(3)	Includes 460,700 stock options exchanged in the Exchange Offer.
(4)	Includes outstanding vested options as well as outstanding, non-vested options after a forfeiture rate is applied.

The following table summarizes additional information related to stock option activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Weighted-average fair value per share of stock options granted	$12.24	$4.44	$7.89
Aggregate intrinsic value of stock options exercised (in thousands)	$7,909	$2,489	$3,410
Vest-date fair value of stock options vested (in thousands)	$2,094	$1,400	$3,046

The following table summarizes information concerning outstanding and exercisable options at January 29, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Number of Options (in thousands)
$ 1.78	33	0.6	33
3.87	164	3.6	81
6.88	202	8.1	42
8.64	250	5.7	34
14.00-19.23	192	7.7	62
27.31-33.59	120	5.2	99
$ 35.85-38.19	157	6.3	115

Total	1,118		466

Restricted Stock—The following table summarizes our restricted stock activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (in thousands except weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 2, 2008	16	$37.19

Granted	333	$14.52
Vested	(5)	$37.54
Forfeited	(59)	$14.05

Outstanding at January 31, 2009	285	$15.49

Granted	450	$7.17
Vested	(81)	$16.17
Forfeited	(32)	$9.80

Outstanding at January 30, 2010	622	$9.67

Granted	196	$19.19
Vested	(195)	$10.11
Forfeited	(31)	$11.99

Outstanding at January 29, 2011	592	$12.55	$13,213

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the fiscal year. The market value per share was $22.31 at January 29, 2011.

The following table summarizes additional information related to restricted stock activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Vest-date fair value of restricted stock vested (in thousands)	$3,734	$674	$73

Stock-Based Compensation—We recorded $4.9 million, $4.1 million and $4.4 million of total stock-based compensation expense for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

At January 29, 2011, there was $6.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.1 years.

12.	Employee Benefit Plans

The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. Our 401(k) matching and profit-sharing contributions are discretionary and are determined annually by management. We committed $0.4 million, $0.2 million and $0.3 million to the plan for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase the Company’s common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period. The ESPP provides for six month offering periods commencing on October 1 and April 1 of each year. Employees can contribute up to 15% of their pay but may not exceed $25,000 of aggregate stock value in a calendar year. The maximum number of shares an employee may purchase during an offering period is 2,000 shares. Employees are eligible to participate in the ESPP if they work at least 20 hours a week and at least five months in a calendar year.

13.	Income Taxes

The components of deferred income taxes at January 29, 2011 and January 30, 2010 are (in thousands):

	January 29, 2011	January 30, 2010
Deferred tax assets:
Deferred rent	$12,172	$11,496
Employee benefits, including stock based compensation	6,001	5,547
Accrued liabilities	1,783	1,158
Inventory	897	1,945
Other	333	167

Total deferred tax assets	21,186	20,313

Deferred tax liabilities:
Property and equipment	(10,986)	(9,973)
Goodwill and other intangibles	(1,714)	(1,422)
Other	(365)	(336)

Total deferred tax liabilities	(13,065)	(11,731)

Net deferred tax asset	$8,121	$8,582

The components of the provision for income taxes for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 are (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Current:
Federal	$11,813	$7,760	$9,164
State	2,324	2,002	1,556

Total current	14,137	9,762	10,720

Deferred:
Federal	662	(3,872)	(1,147)
State	(147)	(1,014)	(74)

Total deferred	515	(4,886)	(1,221)

Provision for income taxes	$14,652	$4,876	$9,499

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.4	4.6	3.6
Tax exempt interest	(1.2)	(2.9)	(1.9)
Other	0.5	(1.9)	(1.1)

Effective tax rate	37.7%	34.8%	35.6%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns are no longer subject to examination for years before fiscal 2007.

14.	Comprehensive Income

Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net income	$24,203	$9,131	$17,204
Net change in unrealized losses on available-for-sale investments, net of tax of $76, $7 and $213	(118)	(16)	(347)

Comprehensive income	$24,085	$9,115	$16,857

15.	Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net income	$24,203	$9,131	$17,204
Weighted average common shares for basic earnings per share	29,971	29,499	29,127
Dilutive effect of stock options and restricted stock	823	634	567

Weighted average common shares for diluted earnings per share	$30,794	$30,133	$29,694

Basic earnings per share	$0.81	$0.31	$0.59

Diluted earnings per share	$0.79	$0.30	$0.58

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.3 million, 0.4 million and 0.8 million for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

16.	Exit or Disposal Activities

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

In conjunction with the closure of the Everett, Washington distribution facility, during the fiscal year ended January 29, 2011, we have recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.8 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts are included in cost of goods sold on the consolidated statements of operations. We do not expect to incur material additional costs related to the relocation.

Exit or disposal provisions recorded during the fiscal year ended January 29, 2011 as a result of this relocation are as follows (in thousands):

	January 30, 2010	Additions	Payments	Adjustments (1)	January 29, 2011 (2)
Employee benefit costs	$—	$882	$(876)	$9	$15
Lease termination costs	—	1,051	(305)	(453)	293
Other exit costs	—	806	(806)	—	—

Total	$—	$2,739	$(1,987)	$(444)	$308

(1)	The lease termination cost adjustment primarily represents the difference between the calculated lease termination cost as a result of the amended lease and our initial estimate of lease termination costs recorded on the cease use date.
(2)	The exit or disposal provisions are included in accrued payroll and payroll taxes, other liabilities and long-term other liabilities on the consolidated balance sheets.

17.	Related Party Transactions

We committed charitable contributions to Zumiez Foundation of $0.6 million, $0.3 million and $0.4 million for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. We have accrued charitable contributions payable to Zumiez Foundation at January 29, 2011 and January 30, 2010 of $0.6 million and $0.2 million. Zumiez Foundation is a charitable based nonprofit organization focused on meeting the various needs of the under-privileged in communities where we have retail stores. The Company’s Chairman of the Board is also the President of Zumiez Foundation.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2008]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.1	Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.2	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated August 2, 2004. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.4	Carrier Agreement between United Parcel Service Inc. and Zumiez Inc. dated July 4, 2005. [Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.7	Zumiez Inc. 2005 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.11	Modification dated May 11, 2005 to Business Loan Agreement dated May 29, 2003 between Bank of America, N.A. and Zumiez Inc., as modified by Loan Modification Agreement dated September 30, 2004. [Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 as filed on September 13, 2005]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.16	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo HSBC Trade Bank, N.A. dated June 10, 2009. [Incorporated by reference from Exhibit 10.16 to the Form 8-K filed by the Company on June 11, 2009]

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010. [incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer and Chief Administrative Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and are available at the SEC’s website found at www.sec.gov.