Form 10-Q
period 2011-04-30
Zumiez Inc
filed 2011-05-24
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 24, 2011, there were 31,002,715 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,290	$11,357
Marketable securities	117,409	117,444
Receivables	8,277	6,129
Income taxes receivable	2,910	—
Inventories	63,148	56,303
Prepaid expenses and other	6,967	7,210
Deferred tax assets	1,720	2,418

Total current assets	213,721	200,861
Fixed assets, net	79,051	78,248
Goodwill and other intangibles	13,154	13,154
Long-term deferred tax assets	4,880	5,703
Long-term investments	2,799	2,766
Long-term other assets	758	899

Total long-term assets	100,642	100,770

Total assets	$314,363	$301,631

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$30,174	$16,371
Accrued payroll and payroll taxes	6,232	7,580
Income taxes payable	—	4,108
Deferred rent and tenant allowances	3,852	3,719
Other liabilities	11,518	13,683

Total current liabilities	51,776	45,461

Long-term deferred rent and tenant allowances	29,452	27,629
Long-term other liabilities	1,805	1,806

Total long-term liabilities	31,257	29,435

Total liabilities	83,033	74,896

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,007 shares issued and outstanding at April 30, 2011 and 30,835 shares issued and outstanding at January 29, 2011	93,986	91,373
Accumulated other comprehensive income (loss)	79	(17)
Retained earnings	137,265	135,379

Total shareholders’ equity	231,330	226,735

Total liabilities and shareholders’ equity	$314,363	$301,631

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net sales	$105,851	$89,096
Cost of goods sold	72,429	63,598

Gross profit	33,422	25,498

Selling, general and administrative expenses	30,870	28,752

Operating profit (loss)	2,552	(3,254)
Interest income, net	513	365
Other income, net	55	24

Earnings (loss) before income taxes	3,120	(2,865)
Provision (benefit) for income taxes	1,234	(965)

Net income (loss)	$1,886	$(1,900)

Basic earnings (loss) per share	$0.06	$(0.06)

Diluted earnings (loss) per share	$0.06	$(0.06)

Weighted average shares used in computation of earnings (loss) per share:
Basic	30,343	29,738
Diluted	31,084	29,738

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained

	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	1,886	1,886
Change in unrealized gain or loss on available-for-sale investments, net of tax of $32	—	—	49	—	49
Foreign currency translation, net of tax of $–	—	—	47	—	47

Comprehensive income					1,982

Issuance and exercise of stock-based compensation, including tax benefit of $1,054	172	1,227	—	—	1,227
Stock-based compensation expense	—	1,386	—	—	1,386

Balance at April 30, 2011	31,007	$93,986	$79	$137,265	$231,330

	Common Stock		Accumulated Other Comprehensive	Retained

	Shares	Amount	Income	Earnings	Total
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Net loss	—	—	—	(1,900)	(1,900)
Change in unrealized gain or loss on available-for-sale investments, net of tax of $59	—	—	(92)	—	(92)

Comprehensive loss					(1,992)

Issuance and exercise of stock-based compensation, including tax benefit of $1,341	313	2,107	—	—	2,107
Stock-based compensation expense	—	1,247	—	—	1,247

Balance at May 1, 2010	30,564	$84,753	$9	$109,276	$194,038

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income (loss)	$1,886	$(1,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,705	4,728
Deferred taxes	1,488	(753)
Stock-based compensation expense	1,386	1,247
Excess tax benefit from stock-based compensation	(1,054)	(1,341)
Other	(5)	4
Changes in operating assets and liabilities:
Receivables	(1,915)	(976)
Inventories	(6,841)	(7,702)
Prepaid expenses and other	245	(1,021)
Trade accounts payable	13,797	14,371
Accrued payroll and payroll taxes	(1,348)	(595)
Income taxes payable	(5,963)	(5,125)
Deferred rent and tenant allowances	1,949	1,339
Other liabilities	(2,223)	390

Net cash provided by operating activities	6,107	2,666

Cash flows from investing activities:
Additions to fixed assets	(5,006)	(15,423)
Purchases of marketable securities and other investments	(39,281)	(17,777)
Sales and maturities of marketable securities and other investments	38,843	28,885

Net cash used in investing activities	(5,444)	(4,315)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation, net of withholding tax payments	173	766
Excess tax benefit from stock-based compensation	1,054	1,341

Net cash provided by financing activities	1,227	2,107

Effect of exchange rate changes on cash and cash equivalents	43	—
Net increase in cash and cash equivalents	1,933	458
Cash and cash equivalents, beginning of period	11,357	1,568

Cash and cash equivalents, end of period	$13,290	$2,026

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	5,710	4,912

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At April 30, 2011, we operated 408 stores primarily located in shopping malls, giving us a presence in 37 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office is located in Everett, Washington. The Company operates within one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2011 is the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011. The first three months of fiscal 2011 was the 13-week period ended April 30, 2011. The first three months of fiscal 2010 was the 13-week period ended May 1, 2010.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at April 30, 2011, the condensed consolidated statements of operations for the three months ended April 30, 2011 and May 1, 2010, the condensed consolidated statements of changes in shareholders’ equity for the three months ended April 30, 2011 and May 1, 2010 and the condensed consolidated statements of cash flows for the three months ended April 30, 2011 and May 1, 2010.

The financial data at January 29, 2011 is derived from audited financial statements, which are included in our Annual Report on Form 10-K for the year ended January 29, 2011, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonal and other factors.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions.

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $10.9 million on the condensed consolidated balance sheet at May 1, 2010 from cash equivalents to short-term marketable securities related to variable-rate demand notes and municipal bonds, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While these reclassified securities are considered highly liquid, we believe they are more appropriately classified as short-term marketable securities. This reclassification decreased net cash used in investing activities by $10.5 million on the condensed consolidated statements of cash flow for the three months ended May 1, 2010. We have also reclassified $0.3 million on the condensed consolidated statements of operations for the three months ended May 1, 2010 from selling, general and administrative expenses to cost of goods sold related to occupancy, fulfillment and warehousing costs associated with our ecommerce business. We have reclassified these expenses to align the classification of our ecommerce business expenses with the classification of other occupancy, distribution and warehousing costs in cost of goods sold.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the additional Level 3 reconciliation disclosure requirements in the three months ended April 30, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued guidance that amends certain accounting and disclosure requirements related to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the guidance and have not yet determined the impact the adoption will have on our condensed consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,613	$—	$—	$8,613
Money market funds	1,674	—	—	1,674
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	13,290	—	—	13,290

Marketable securities:
Treasury and agency securities	6,011	18	—	6,029
State and local government securities	98,789	193	(157)	98,825
Variable-rate demand notes	13,430	—	—	13,430

Total marketable securities	$118,230	$211	$(157)	$118,284

Less: Long-term marketable securities (1)				(875)

Total current marketable securities				$117,409

	January 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,160	$—	$—	$7,160
Money market funds	928	—	—	928
State and local government securities	3,269	—	—	3,269

Total cash and cash equivalents	11,357	—	—	11,357

Marketable securities:
Treasury and agency securities	6,043	26	—	6,069
State and local government securities	103,110	125	(195)	103,040
Variable-rate demand notes	9,205	—	—	9,205

Total marketable securities	$118,358	$151	$(195)	$118,314

Less: Long-term marketable securities (1)				(870)

Total current marketable securities				$117,444

(1)	At April 30, 2011 and January 29, 2011, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three months ended April 30, 2011 and May 1, 2010, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at April 30, 2011 and January 29, 2011, and the length of time that individual securities have been in a continuous loss position (in thousands):

	April 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	24,217	(32)	875	(125)	25,092	(157)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$24,217	$(32)	$875	$(125)	$25,092	$(157)

	January 29, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	42,761	(62)	1,907	(133)	44,668	(195)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

We did not record a realized loss for other-than-temporary impairments during the three months ended April 30, 2011 and May 1, 2010. At April 30, 2011 and January 29, 2011, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets at April 30, 2011 and January 29, 2011. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the condensed consolidated balance sheets at April 30, 2011 and January 29, 2011.

4. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our combined home office and ecommerce fulfillment center generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the three months ended April 30, 2011 and May 1, 2010 is as follows (in thousands). Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

	Three Months Ended
	April 30, 2011	May 1, 2010
Base rent expense	$9,868	$9,061
Contingent and other rent expense	6,116	5,722

Total rent expense	$15,984	$14,783

At April 30, 2011, we were committed to property owners for operating lease obligations for $358.8 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at April 30, 2011 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2011	$36,129
Fiscal 2012	48,655
Fiscal 2013	48,860
Fiscal 2014	47,164
Fiscal 2015	44,561
Thereafter	133,455

Total	$358,824

Purchase Commitments—At April 30, 2011 and January 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $113.7 million and $76.5 million, including $2.1 million and $0.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We have made accruals with respect to these matters, where appropriate, which are reflected in our condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonable estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements if we believe settlement is in the best interest of the Company’s shareholders.

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleged causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private Attorneys General Act. We filed an answer to the First Amended Complaint and conducted discovery. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs filed their motion for class certification, and we filed our opposition to class certification. Plaintiffs’ reply papers were filed on August 2, 2010. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement is $2.1 million, which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs and claims administration costs. The court granted preliminary approval of the settlement on November 3, 2010, and granted final approval of the settlement on February 23, 2011. The claims administrator has distributed the settlement funds pursuant to the Court’s order and the settlement agreement. The accrued charge of $2.1 million was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations for the three months ended July 31, 2010 and was paid out on March 10, 2011.

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at April 30, 2011 and January 29, 2011 was $0.5 million and $0.4 million.

5. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

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

The following tables summarize assets measured at fair value on a recurring basis at April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,674	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Treasury and agency securities	—	6,029	—
State and local government securities	—	97,950	—
Variable-rate demand notes	—	13,430	—
Long-term investments:
State and local government securities	—	—	875
Equity investment	—	—	1,924

Total assets	$1,674	$120,412	$2,799

	January 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$928	$—	$—
State and local government securities	—	3,269	—
Marketable securities:
Treasury and agency securities	—	6,069	—
State and local government securities	—	102,170	—
Variable-rate demand notes	—	9,205	—
Long-term investments:
State and local government securities	—	—	870
Equity investment	—	—	1,896

Total assets	$928	$120,713	$2,766

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

The Level 3 state and local government securities represents a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors.

The Level 3 equity investment represents our 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million on May 11, 2010. The equity investment is valued using comparative market multiples adjusted by an estimated discount factor. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on the condensed consolidated balance sheets, with the corresponding changes in the fair value recorded in other income (expense), net on the condensed consolidated statements of operations.

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

The following tables present the changes in the Level 3 fair value category for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	State and Local Government Securities	Equity Investment
Beginning balance at January 29, 2011	$870	$1,896
Unrealized gain included in accumulated other comprehensive income (loss)	5	—
Unrealized gain included in other income, net	—	28

Ending balance at April 30, 2011	$875	$1,924

State and Local Government Securities
Beginning balance at January 30, 2010	$872
Unrealized loss included in accumulated other comprehensive income (loss)	(2)

Ending balance at May 1, 2010	$870

There were no assets measured at fair value on a nonrecurring basis for the three months ended April 30, 2011 and May 1, 2010.

6. Equity Awards—We maintain the Zumiez Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.

We account for stock-based compensation by which the estimated fair value of stock-based awards granted is recognized as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is recognized using an accelerated method for stock options and a straight-line basis for restricted stock. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock grants is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the three months ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010
Dividend yield	—%	—%
Volatility rate	65.07%	67.57%
Average expected life (in years)	6.25	6.50
Average risk-free interest rate	1.54%	2.42%
Weighted-average fair value per share of stock options granted	$15.28	$12.32

The following table summarizes our stock option activity for the three months ended April 30, 2011 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 29, 2011	1,118	$14.86
Granted year to date	40	$25.31
Exercised year to date	(12)	$4.19
Forfeited year to date	—	$—

Outstanding at April 30, 2011	1,146	$15.33	5.65	$16,171

Exercisable at April 30, 2011	579	$18.84	5.69	$6,774

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period. The market value per share was $28.11 at April 30, 2011.

The following table summarizes our restricted stock activity for the three months ended April 30, 2011 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 29, 2011	592	$12.55
Granted year to date	154	$25.31
Vested year to date	(189)	$11.72
Forfeited year to date	(3)	$12.60

Outstanding at April 30, 2011	554	$16.39	$15,566

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $28.11 at April 30, 2011.

We recorded $1.4 million and $1.2 million of total stock-based compensation expense for the three months ended April 30, 2011 and May 1, 2010.

At April 30, 2011, there was $9.4 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.3 years.

7. Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income (loss) for the three months ended April 30, 2011 and May 1, 2010 is as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net income (loss)	$1,886	$(1,900)
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	49	(92)
Foreign currency translation	47	—

Comprehensive income (loss)	$1,982	$(1,992)

8. Earnings (Loss) Per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts). The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

	Three Months Ended
	April 30, 2011	May 1, 2010
Net income (loss)	$1,886	$(1,900)
Weighted average common shares for basic earnings (loss) per share	30,343	29,738
Dilutive effect of stock options and restricted stock	741	—

Weighted average common shares for diluted earnings (loss) per share	31,084	29,738

Basic earnings (loss) per share	$0.06	$(0.06)

Diluted earnings (loss) per share	$0.06	$(0.06)

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.3 million for the three months ended April 30, 2011.

9. Exit or Disposal Activities—On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility to this facility to be more effective at distributing our products. In July 2010, we entered into an amendment of the lease for our combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period (through June 2017). The lease termination costs recorded reflect the present value of these future charges.

Cumulatively, in conjunction with the closure of the Everett, Washington distribution facility, we recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.8 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit related to deferred rent liability. These amounts were included in cost of goods sold on the condensed consolidated statements of operations. We do not expect to incur material additional costs related to the relocation.

The following table is a summary of the exit and disposal activity and liability balances as a result of this relocation (in thousands):

	Employee benefit costs	Lease termination costs	Other exit costs	Total
January 30, 2010	$—	$—	$—	$—
Additions	882	—	288	1,170
Payments	(716)	—	(198)	(914)
Adjustments	—	—	—	—

May 1, 2010	166	—	90	256
Additions	—	1,051	305	1,356
Payments	(111)	(186)	(253)	(550)
Adjustments	9	(457)	—	(448)

July 31, 2010	64	408	142	614
Additions	—	—	208	208
Payments	(19)	(60)	(341)	(420)
Adjustments	—	2	—	2

October 30, 2010	45	350	9	404
Additions	—	—	5	5
Payments	(30)	(59)	(14)	(103)
Adjustments	—	2	—	2

January 29, 2011	15	293	—	308
Additions	—	—	—	—
Payments	(15)	(23)	—	(38)
Adjustments	—	2	—	2

April 30, 2011 (1)	$—	$272	$—	$272

(1)	The exit or disposal provisions at April 30, 2011 are included in other liabilities and long-term other liabilities on the condensed consolidated balance sheet.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 15, 2011 and in this Form 10-Q.

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At April 30, 2011, we operated 408 stores primarily located in shopping malls, giving us a presence in 37 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 6.2% and 3.1% of total net sales for the three months ended April 30, 2011 and May 1, 2010. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of goods sold	68.4	71.4

Gross profit	31.6	28.6
Selling, general and administrative expenses	29.2	32.3

Operating profit (loss)	2.4	(3.7)
Interest and other income, net	0.5	0.5

Earnings (loss) before income taxes	2.9	(3.2)
Provision (benefit) for income taxes	1.1	(1.1)

Net income (loss)	1.8%	(2.1)%

Three Months (13 weeks) Ended April 30, 2011 Compared With Three Months (13 weeks) Ended May 1, 2010

Net Income

Net income for the three months ended April 30, 2011 was $1.9 million, or $0.06 per diluted share, compared with a net loss of $1.9 million, or $0.06 per diluted share, for the three months ended May 1, 2010. Our effective income tax rate for the three months ended April 30, 2011 was 39.6% compared to 33.7% for the three months ended May 1, 2010.

Net Sales

Net sales were $105.9 million for the three months ended April 30, 2011 compared to $89.1 million for the three months ended May 1, 2010, an increase of $16.8 million or 18.8%. The increase reflected a comparable store sales increase of 12.6% for the three months ended April 30, 2011 as well as the net addition of 27 stores (30 new stores offset by three store closures) subsequent to May 1, 2010.

The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Dollars per transaction declined due to a decrease in units per transaction, partially offset by an increase in average unit retail. Comparable store sales increases in footwear, accessories, men’s clothing and junior’s clothing were partially offset by comparable store sales decreases in hardgoods and boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $33.4 million for the three months ended April 30, 2011 compared to $25.5 million for the three months ended May 1, 2010, an increase of $7.9 million, or 31.1%. As a percentage of net sales, gross profit increased 300 basis points for the three months ended April 30, 2011 to 31.6% from 28.6% for the three months ended May 1, 2010. The increase was primarily due to a 140 basis points decrease related to costs incurred in the three months ended May 1, 2010 associated with the relocation of our distribution center and a 140 basis points decrease in store occupancy costs. The store occupancy cost leverage is primarily due to leveraging our store occupancy cost over a 12.6% comparable store sales gain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $30.9 million for the three months ended April 30, 2011 compared to $28.8 million for the three months ended May 1, 2010, an increase of $2.1 million, or 7.4%. SG&A expenses as a percent of sales decreased by 310 basis points for the three months ended April 30, 2011 to 29.2% compared to 32.3% for the three months ended May 1, 2010. The primary contributors to this decrease were due to growing SG&A expenses at a slower rate than sales growth.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. In addition, we will incur construction costs in 2011 and 2012 related to building our new home office in Lynnwood, Washington. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. During fiscal 2011, we expect to spend approximately $35 million to $37 million on capital expenditures, which will primarily relate to leasehold improvements and fixtures for the 44 new stores we plan to open in fiscal 2011 and the construction of our new home office building in Lynnwood, Washington. There can be no assurance that actual fiscal 2011 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $3.4 million to $6.1 million for the three months ended April 30, 2011 from $2.7 million for the three months ended May 1, 2010. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, as well as changes to non-cash items such as deferred taxes, depreciation, amortization and accretion and excess tax benefit from stock-based compensation.

Investing Activities

Net cash used in investing activities was $5.4 million for the three months ended April 30, 2011, related to $5.0 million of capital expenditures primarily for new store openings and $0.4 million in net purchases of marketable securities. Net cash used in investing activities was $4.3 million for the three months ended May 1, 2010, related to $15.4 million of capital expenditures primarily for the purchase of our distribution center in Corona, California, new store openings and home office and distribution center capital projects, partially offset by $11.1 million in net sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended April 30, 2011 was $1.2 million related to proceeds from stock-based compensation exercises and the related tax benefit. Net cash provided by financing activities for the three months ended May 1, 2010 was $2.1 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

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

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at April 30, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.1 million at April 30, 2011 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at April 30, 2011.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended April 30, 2011. The following table summarizes the total amount of future payments due under our contractual obligations at April 30, 2011 (in thousands):

	Total	Fiscal 2011	Fiscal 2012 and Fiscal 2013	Fiscal 2014 and Fiscal 2015	Thereafter
Operating lease obligations	$358,824	$36,129	$97,515	$91,725	$133,455
Purchase obligations	113,651	113,651	—	—	—

Total	$472,475	$149,780	$97,515	$91,725	$133,455

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At April 30, 2011, we were committed to property owners for operating lease obligations for $358.8 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable.

At April 30, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $113.7 million, including $2.1 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at April 30, 2011.

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

In fiscal 2011, we opened store locations in Canada. The Canadian market may have different competitive conditions, consumer tastes and discretionary spending patterns that our existing markets. As a result, new stores in that market may be less successful than our stores in the United States. Additionally, consumers in the Canadian market may not be familiar with our brand, and we may need to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able penetrate or successfully operate in the Canadian market. We may also incur additional costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

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

Our business is susceptible to weather conditions that are out of our control, including the potential risks of unpredictable weather patterns and any weather patterns associated with naturally occurring global climate change, and the resultant unseasonable weather could have a negative impact on our results of operations.

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

Our Chief Financial Officer and Chief Administrative Officer, Trevor S. Lang, has recently resigned and if we continue to lose key management or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our President and General Merchandising Manager, Lynn K. Kilbourne and our Executive Vice President of Stores, Ford K. Wright. We recently announced the resignation of our Chief Financial Officer and Chief Administrative Officer, Trevor S. Lang for personal reasons effective in June, 2011. While we are in the process of recruiting a new Chief Financial Officer, no assurances can be given that we will be successful in finding a suitable replacement in a timely fashion or that we will not incur greater costs than expected to attract a new Chief Financial Officer. Competition for highly qualified senior management personnel is intense, and we expect that replacement of our Chief Financial Officer could be costly, time consuming, and could distract our management team from running the Company’s business. Until a suitable replacement can be found, our Chief Executive Officer will have responsibility as our principal accounting and financial officer. None of our employees have employment agreements with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

Our home office and ecommerce fulfillment center are located in Washington, our sole distribution center is located in California and a substantial number of our stores are located in the western half of the United States. We also have a substantial number of stores in the New York/New Jersey region and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center in the United States to receive, store and distribute the vast majority of our merchandise to our domestic stores. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting the West Coast, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $16.0 million and $14.8 million for the three months ended April 30, 2011 and May 1, 2010. At April 30, 2011, we were a party to operating leases requiring future minimum lease payments aggregating $225.4 million through fiscal 2015 and $133.4 million thereafter. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., on June 10, 2009, and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at April 30, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.1 million and $0.5 million at April 30, 2011 and January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at April 30, 2011.

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

Sales from private label merchandise accounted for 18% and 16% of our net sales in fiscal 2010 and fiscal 2009 and generally carries higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs, and could divert management’s attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. There can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition. Additionally, while we maintain director and officer insurance for litigation surrounding investor lawsuits, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured.

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

We have our excess cash primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At April 30, 2011, we had $114.4 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At April 30, 2011, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments on the condensed consolidated balance sheet. We may incur impairment charges on this investment in the future.

In addition, in fiscal 2010 we made a $2.0 million equity investment in a manufacturer and expect the value of this investment to increase. However, we do not have control over this investment and it may encounter unanticipated operating issues or negative financial performance that could adversely impact the value of our investment.

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

Our market risk profile at April 30, 2011 has not significantly changed since January 29, 2011. Our market risk profile at January 29, 2011 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 4 to the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A.	Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 29, 2011. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2011—February 26, 2011	—	$—	—	—
February 27, 2011—April 2, 2011	5,955	$24.40	—	—
April 3, 2011—April 30, 2011	67	$28.81	—	—

Total	6,022		—

(1)	During the thirteen weeks ended April 30, 2011, 6,022 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: May 24, 2011	By:	/s/ Trevor S. Lang
Trevor S. Lang
Chief Financial Officer, Chief Administrative Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)