Form 10-Q
period 2011-07-30
Zumiez Inc
filed 2011-09-01
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

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

At August 26, 2011, there were 31,108,280 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,157	$11,357
Marketable securities	117,744	117,444
Receivables	10,690	6,129
Income taxes receivable	1,894	—
Inventories	84,394	56,303
Prepaid expenses and other	7,669	7,210
Deferred tax assets	2,328	2,418

Total current assets	238,876	200,861
Fixed assets, net	83,713	78,248
Goodwill and other intangibles	13,154	13,154
Long-term deferred tax assets	4,211	5,703
Long-term investments	2,808	2,766
Long-term other assets	605	899

Total long-term assets	104,491	100,770
Total assets	$343,367	$301,631

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$50,657	$16,371
Accrued payroll and payroll taxes	6,074	7,580
Income taxes payable	—	4,108
Deferred rent and tenant allowances	4,138	3,719
Other liabilities	12,611	13,683

Total current liabilities	73,480	45,461
Long-term deferred rent and tenant allowances	31,501	27,629
Long-term other liabilities	1,899	1,806

Total long-term liabilities	33,400	29,435

Total liabilities	106,880	74,896

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,094 shares issued and outstanding at July 30, 2011 and 30,835 shares issued and outstanding at January 29, 2011	96,468	91,373
Accumulated other comprehensive income (loss)	163	(17)
Retained earnings	139,856	135,379

Total shareholders’ equity	236,487	226,735

Total liabilities and shareholders’ equity	$343,367	$301,631

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$112,213	$97,702	$218,064	$186,798
Cost of goods sold	74,916	67,203	147,345	130,801

Gross profit	37,297	30,499	70,719	55,997
Selling, general and administrative expenses	33,747	32,867	64,617	61,619

Operating profit (loss)	3,550	(2,368)	6,102	(5,622)
Interest income, net	434	352	947	717
Other income, net	3	47	58	71

Earnings (loss) before income taxes	3,987	(1,969)	7,107	(4,834)
Provision (benefit) for income taxes	1,396	(755)	2,630	(1,720)

Net income (loss)	$2,591	$(1,214)	$4,477	$(3,114)

Basic earnings (loss) per share	$0.08	$(0.04)	$0.15	$(0.10)

Diluted earnings (loss) per share	$0.08	$(0.04)	$0.14	$(0.10)

Weighted average shares used in computation of earnings (loss) per share:
Basic	30,521	29,954	30,432	29,846
Diluted	31,081	29,954	31,072	29,846

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	4,477	4,477
Change in unrealized gain or loss on available-for-sale investments, net of tax of $71	—	—	111	—	111
Foreign currency translation, net of tax of $–	—	—	69	—	69

Comprehensive income					4,657

Issuance and exercise of stock-based compensation, including tax benefit of $1,658	259	2,323	—	—	2,323
Stock-based compensation expense	—	2,772	—	—	2,772

Balance at July 30, 2011	31,094	$96,468	$163	$139,856	$236,487

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Net loss	—	—	—	(3,114)	(3,114)
Change in unrealized gain or loss on available-for-sale investments, net of tax of $57	—	—	(89)	—	(89)

Comprehensive loss					(3,203)

Issuance and exercise of stock-based compensation, including tax benefit of $1,602	349	2,446	—	—	2,446
Stock-based compensation expense	—	2,500	—	—	2,500

Balance at July 31, 2010	30,600	$86,345	$12	$108,062	$194,419

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income (loss)	$4,477	$(3,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	9,574	9,117
Deferred taxes	1,511	(1,299)
Stock-based compensation expense	2,772	2,500
Loss on disposal of assets	1	262
Excess tax benefit from stock-based compensation	(1,658)	(1,602)
Other	(79)	(9)
Changes in operating assets and liabilities:
Receivables	(4,215)	(2,693)
Inventories	(28,073)	(27,775)
Prepaid expenses and other	(413)	(1,673)
Trade accounts payable	34,267	31,510
Accrued payroll and payroll taxes	(1,506)	(1,021)
Income taxes payable	(4,674)	(5,392)
Deferred rent and tenant allowances	4,341	2,037
Other liabilities	(1,138)	3,561

Net cash provided by operating activities	15,187	4,409

Cash flows from investing activities:
Additions to fixed assets	(13,884)	(20,668)
Purchases of marketable securities and other investments	(72,572)	(49,886)
Sales and maturities of marketable securities and other investments	71,358	68,973

Net cash used in investing activities	(15,098)	(1,581)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation, net of withholding tax payments	996	844
Excess tax benefit from stock-based compensation	1,658	1,602

Net cash provided by financing activities	2,654	2,446

Effect of exchange rate changes on cash and cash equivalents	57	—
Net increase in cash and cash equivalents	2,800	5,274
Cash and cash equivalents, beginning of period	11,357	1,568

Cash and cash equivalents, end of period	$14,157	$6,842

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	5,789	4,972

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At July 30, 2011, we operated 424 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office is located in Everett, Washington. The Company operates within one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2011 is the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011. The first six months of fiscal 2011 was the 26-week period ended July 30, 2011. The first six months of fiscal 2010 was the 26-week period ended July 31, 2010.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at July 30, 2011, the condensed consolidated statements of operations for the three and six months ended July 30, 2011 and July 31, 2010, the condensed consolidated statements of changes in shareholders’ equity for the six months ended July 30, 2011 and July 31, 2010 and the condensed consolidated statements of cash flows for the six months ended July 30, 2011 and July 31, 2010.

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

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $0.2 million and $0.5 million on the condensed consolidated statements of operations for the three and six months ended July 31, 2010 from selling, general and administrative expenses to cost of goods sold related to occupancy, fulfillment and warehousing costs associated with our ecommerce business. We have reclassified these expenses to align the classification of our ecommerce business expenses with the classification of other occupancy, distribution and warehousing costs in cost of goods sold.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the guidance and have not yet determined the impact the adoption will have on our condensed consolidated financial statements.

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

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at July 30, 2011 and January 29, 2011 (in thousands):

	July 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,430	$—	$—	$8,430
Money market funds	5,727	—	—	5,727
State and local government securities	—	—	—	—

Total cash and cash equivalents	14,157	—	—	14,157

Marketable securities:
Treasury and agency securities	3,001	10	—	3,011
State and local government securities	108,147	275	(130)	108,292
Variable-rate demand notes	7,325	—	—	7,325

Total marketable securities	$118,473	$285	$(130)	$118,628

Less: Long-term marketable securities (1)				(884)

Total current marketable securities				$117,744

	January 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,160	$—	$—	$7,160
Money market funds	928	—	—	928
State and local government securities	3,269	—	—	3,269

Total cash and cash equivalents	11,357	—	—	11,357

Marketable securities:
Treasury and agency securities	6,043	26	—	6,069
State and local government securities	103,110	125	(195)	103,040
Variable-rate demand notes	9,205	—	—	9,205

Total marketable securities	$118,358	$151	$(195)	$118,314

Less: Long-term marketable securities (1)				(870)

Total current marketable securities				$117,444

(1)	At July 30, 2011 and January 29, 2011, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three and six months ended July 30, 2011 and July 31, 2010, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at July 30, 2011 and January 29, 2011, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	19,996	(14)	884	(116)	20,880	(130)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$19,996	$(14)	$884	$(116)	$20,880	$(130)

	January 29, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Treasury and agency securities	$—	$—	$—	$—	$—	$—
State and local government securities	42,761	(62)	1,907	(133)	44,668	(195)
Variable-rate demand notes	—	—	—	—	—	—

Total marketable securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended July 30, 2011 and July 31, 2010. At July 30, 2011 and January 29, 2011, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets at July 30, 2011 and January 29, 2011. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the condensed consolidated balance sheets at July 30, 2011 and January 29, 2011.

4. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our current combined home office and ecommerce fulfillment center generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the three and six months ended July 30, 2011 and July 31, 2010 is as follows (in thousands). Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Base rent expense	$10,397	$9,236	$20,265	$18,297
Contingent and other rent expense	6,287	5,893	12,403	11,615

Total rent expense	$16,684	$15,129	$32,668	$29,912

At July 30, 2011, we were committed to property owners for operating lease obligations for $389.2 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at July 30, 2011 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2011	$25,580
Fiscal 2012	52,233
Fiscal 2013	52,680
Fiscal 2014	51,056
Fiscal 2015	48,568
Thereafter	159,091

Total	$389,208

Purchase Commitments—At July 30, 2011 and January 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $108.8 million and $76.5 million, including $3.3 million and $0.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

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

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at July 30, 2011 and January 29, 2011 was $0.5 million and $0.4 million.

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

The following tables summarize assets measured at fair value on a recurring basis at July 30, 2011 and January 29, 2011 (in thousands):

	July 30, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,727	$—	$—
Marketable securities:
Treasury and agency securities	—	3,011	—
State and local government securities	—	107,408	—
Variable-rate demand notes	—	7,325	—
Long-term investments:
State and local government securities	—	—	884
Equity investment	—	—	1,924

	January 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$928	$—	$—
State and local government securities	—	3,269	—
Marketable securities:
Treasury and agency securities	—	6,069	—
State and local government securities	—	102,170	—
Variable-rate demand notes	—	9,205	—
Long-term investments:
State and local government securities	—	—	870
Equity investment	—	—	1,896

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

The Level 3 state and local government securities represent a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors.

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

The investment agreement allows for a put option, where we have an option to sell our interest back to the investee for the greater of the initial purchase price of $2.0 million or the fair value of the investment. This put option is allowed any time following the fifth anniversary of the initial investment, but prior to the seventh anniversary of the initial investment. Additionally, the investment agreement allows for a call option, where the investee has an option to repurchase the interest from us for the fair value of the investment. This call option is allowed any time on or after the seventh anniversary of the initial investment. We have elected to apply fair value accounting for the put and call options. The put option has a nominal value and the call option has no fair value, given that the investment would be repurchased at its fair value if the call option were exercised.

The assumptions, assessments and the interpretations of relevant market data are subject to uncertainties and are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The following tables present the changes in the Level 3 fair value category for the six months ended July 30, 2011 and July 31, 2010 (in thousands):

	State and Local Government Securities	Equity Investment
Beginning balance at January 29, 2011	$870	$1,896
Unrealized gain included in accumulated other comprehensive income (loss)	14	—
Unrealized gain included in other income, net	—	28

Ending balance at July 30, 2011	$884	$1,924

	State and Local Government Securities	Equity Investment
Beginning balance at January 30, 2010	$872	$—
Purchases	—	2,000
Unrealized loss included in accumulated other comprehensive income	(9)	—
Unrealized loss included in other income, net	—	(5)

Ending balance at July 31, 2010	$863	$1,995

There were no assets measured at fair value on a nonrecurring basis for the six months ended July 30, 2011 and July 31, 2010.

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the six months ended July 30, 2011 and July 31, 2010:

	Six Months Ended
	July 30, 2011	July 31, 2010
Dividend yield	—%	—%
Volatility rate	65.07%	67.57%
Average expected life (in years)	6.25	6.50
Average risk-free interest rate	1.54%	2.42%
Weighted-average fair value per share of stock options granted	$15.28	$12.32

The following table summarizes our stock option activity for the six months ended July 30, 2011 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 29, 2011	1,118	$14.86
Granted year to date	40	$25.31
Exercised year to date	(118)	$7.37
Forfeited year to date	(81)	$16.33

Outstanding at July 30, 2011	959	$16.09	5.69	$11,917

Exercisable at July 30, 2011	584	$18.62	5.34	$6,367

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period. The market value per share was $26.57 at July 30, 2011.

The following table summarizes our restricted stock activity for the six months ended July 30, 2011 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 29, 2011	592	$12.55
Granted year to date	169	$25.66
Vested year to date	(208)	$12.28
Forfeited year to date	(37)	$17.68

Outstanding at July 30, 2011	516	$16.58	$13,703

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $26.57 at July 30, 2011.

We recorded $1.4 million and $1.3 million of total stock-based compensation expense for the three months ended July 30, 2011 and July 31, 2010. We recorded $2.8 million and $2.5 million of total stock-based compensation expense for the six months ended July 30, 2011 and July 31, 2010.

At July 30, 2011, there was $7.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.2 years.

7. Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income (loss) for the three and six months ended July 30, 2011 and July 31, 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income (loss)	$2,591	$(1,214)	$4,477	$(3,114)
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	62	3	111	(89)
Foreign currency translation	22	—	69	—

Comprehensive income (loss)	$2,675	$(1,211)	$4,657	$(3,203)

8. Earnings (Loss) Per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts). The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income (loss)	$2,591	$(1,214)	$4,477	$(3,114)
Weighted average common shares for basic earnings (loss) per share	30,521	29,954	30,432	29,846
Dilutive effect of stock options and restricted stock	560	—	640	—

Weighted average common shares for diluted earnings (loss) per share	31,081	29,954	31,072	29,846

Basic earnings (loss) per share	$0.08	$(0.04)	$0.15	$(0.10)

Diluted earnings (loss) per share	$0.08	$(0.04)	$0.14	$(0.10)

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.3 million and 0.3 million for the three and six months ended July 30, 2011.

9. Exit or Disposal Activities—On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility to this facility to be more effective at distributing our products. In July 2010, we entered into an amendment of the lease for our current combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period (through June 2017). The lease termination costs recorded reflect the present value of these future charges.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of this relocation (in thousands):

	Employee benefit costs	Lease termination costs	Other exit costs	Total
January 30, 2010	$—	$—	$—	$—
Additions	882	—	288	1,170
Payments	(716)	—	(198)	(914)

May 1, 2010	166	—	90	256
Additions	—	1,051	305	1,356
Payments	(111)	(186)	(253)	(550)
Adjustments	9	(457)	—	(448)

July 31, 2010	64	408	142	614
Additions	—	—	208	208
Payments	(19)	(60)	(341)	(420)
Adjustments	—	2	—	2

October 30, 2010	45	350	9	404
Additions	—	—	5	5
Payments	(30)	(59)	(14)	(103)
Adjustments	—	2	—	2

January 29, 2011	15	293	—	308
Payments	(15)	(23)	—	(38)
Adjustments	—	2	—	2

April 30, 2011	—	272	—	272
Payments	—	(12)	—	(12)
Adjustments	—	2	—	2

July 30, 2011 (1)	$—	$262	$—	$262

(1)	The exit or disposal provisions at July 30, 2011 are included in other liabilities and long-term other liabilities on the condensed consolidated balance sheet.

10. Subsequent Event—On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement, which was scheduled to terminate on September 1, 2011, was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion.

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

Overview

We are a specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At July 30, 2011, we operated 424 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 5.3% and 2.9% of total net sales for the three months ended July 30, 2011 and July 31, 2010 and 5.7% and 3.0% of total net sales for the six months ended July 30, 2011 and July 31, 2010. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	68.8	67.6	70.0

Gross profit	33.2	31.2	32.4	30.0
Selling, general and administrative expenses	30.0	33.6	29.6	33.0

Operating profit (loss)	3.2	(2.4)	2.8	(3.0)
Interest and other income, net	0.4	0.4	0.5	0.4

Earnings (loss) before income taxes	3.6	(2.0)	3.3	(2.6)
Provision (benefit) for income taxes	1.3	(0.8)	1.2	(0.9)

Net income (loss)	2.3%	(1.2)%	2.1%	(1.7)%

Three Months (13 weeks) Ended July 30, 2011 Compared With Three Months (13 weeks) Ended July 31, 2010

Net Income

Net income for the three months ended July 30, 2011 was $2.6 million, or $0.08 per diluted share, compared with a net loss of $1.2 million, or $0.04 per diluted share, for the three months ended July 31, 2010. Our effective income tax rate for the three months ended July 30, 2011 was 35.0% compared to 38.3% for the three months ended July 31, 2010.

Net Sales

Net sales were $112.2 million for the three months ended July 30, 2011 compared to $97.7 million for the three months ended July 31, 2010, an increase of $14.5 million or 14.9%. The increase reflected a comparable store sales increase of 7.5% for the three months ended July 30, 2011 as well as the net addition of 31 stores (32 new stores offset by one store closure) subsequent to July 31, 2010.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, slightly offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in footwear, men’s clothing, junior’s clothing, hardgoods and accessories were partially offset by comparable store sales decrease in boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $37.3 million for the three months ended July 30, 2011 compared to $30.5 million for the three months ended July 31, 2010, an increase of $6.8 million, or 22.3%. As a percentage of net sales, gross profit increased 200 basis points for the three months ended July 30, 2011 to 33.2% from 31.2% for the three months ended July 31, 2010. The increase was primarily due to a 100 basis points decrease related to costs incurred in the three months ended July 31, 2010 associated with the relocation of our distribution center and a 60 basis points decrease due to leveraging our store occupancy costs over a 7.5% comparable store sales gain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $33.7 million for the three months ended July 30, 2011 compared to $32.9 million for the three months ended July 31, 2010, an increase of $0.8 million, or 2.7%. SG&A expenses as a percent of sales decreased by 360 basis points for the three months ended July 30, 2011 to 30.0% compared to 33.6% for the three months ended July 31, 2010. The decrease was primarily due to a 220 basis points impact of a litigation settlement of $2.1 million incurred in the three months ended July 31, 2010, 100 basis points in store operating efficiencies and a 90 basis points decrease in corporate costs, partially offset by an increase in web operating expenses as a percent of total sales of 50 basis points due to the growth of the web business.

Six Months (26 weeks) Ended July 30, 2011 Compared With Six Months (26 weeks) Ended July 31, 2010

Net Income

Net income for the six months ended July 30, 2011 was $4.5 million, or $0.14 per diluted share, compared with a net loss of $3.1 million, or $0.10 per diluted share, for the six months ended July 31, 2010. Our effective income tax rate for the six months ended July 30, 2011 was 37.0% compared to 35.6% for the six months ended July 31, 2010.

Net Sales

Net sales were $218.1 million for the six months ended July 30, 2011 compared to $186.8 million for the six months ended July 31, 2010, an increase of $31.3 million or 16.7%. The increase reflected a comparable store sales increase of 9.9% for the six months ended July 30, 2011 as well as the net addition of 31 stores (32 new stores offset by one store closure) subsequent to July 31, 2010.

The increase in comparable stores sales was primarily driven by increases in comparable store transactions and dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in footwear, men’s clothing, accessories and junior’s clothing were partially offset by comparable store sales decreases in hardgoods and boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $70.7 million for the six months ended July 30, 2011 compared to $56.0 million for the six months ended July 31, 2010, an increase of $14.7 million, or 26.3%. As a percentage of net sales, gross profit increased 240 basis points for the six months ended July 30, 2011 to 32.4% from 30.0% for the six months ended July 31, 2010. The increase was primarily due to a 120 basis points decrease related to costs incurred in the six months ended July 31, 2010 associated with the relocation of our distribution center and a 100 basis points decrease due to leveraging our store occupancy cost over a 9.9% comparable store sales gain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $64.6 million for the six months ended July 30, 2011 compared to $61.6 million for the six months ended July 31, 2010, an increase of $3.0 million, or 4.9%. SG&A expenses as a percent of sales decreased by 340 basis points for the six months ended July 30, 2011 to 29.6% compared to 33.0% for the six months ended July 31, 2010. The decrease was primarily due to 190 basis points in store operating efficiencies, a 110 basis points impact of a litigation settlement of $2.1 million incurred in the six months ended July 31, 2010 and a 70 basis points decrease in corporate costs, partially offset by an increase in web operating expenses as a percent of total sales of 40 basis points due to the growth of the web business.

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

Our capital requirements include construction and fixture costs related to the opening of new stores and remodeling expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future. In addition, we will incur construction costs in fiscal 2011 and fiscal 2012 related to building our new home office in Lynnwood, Washington.

During fiscal 2011, we expect to spend approximately $35 million to $37 million on capital expenditures, which will primarily relate to leasehold improvements and fixtures for the 45 new stores we plan to open in fiscal 2011 and the construction of our new home office building in Lynnwood, Washington. There can be no assurance that actual fiscal 2011 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $10.8 million to $15.2 million for the six months ended July 30, 2011 from $4.4 million for the six months ended July 31, 2010. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, as well as changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation.

Investing Activities

Net cash used in investing activities was $15.1 million for the six months ended July 30, 2011, related to $13.9 million of capital expenditures primarily for new store openings and $1.2 million in net purchases of marketable securities. Net cash used in investing activities was $1.6 million for the six months ended July 31, 2010, related to $20.7 million of capital expenditures primarily for the purchase of our distribution center in Corona, California, new store openings and home office and distribution center capital projects, partially offset by $19.1 million in net sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended July 30, 2011 was $2.7 million related to proceeds from stock-based compensation exercises and the related tax benefit. Net cash provided by financing activities for the six months ended July 31, 2010 was $2.4 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

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

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 30, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $3.3 million at July 30, 2011 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 30, 2011.

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement, which was scheduled to terminate on September 1, 2011, was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 30, 2011. The following table summarizes the total amount of future payments due under our contractual obligations at July 30, 2011 (in thousands):

	Total	Fiscal 2011	Fiscal 2012 and Fiscal 2013	Fiscal 2014 and Fiscal 2015	Thereafter
Operating lease obligations	$389,208	$25,580	$104,913	$99,624	$159,091
Purchase obligations	108,843	108,843	—	—	—

Total	$498,051	$134,423	$104,913	$99,624	$159,091

We occupy our retail stores and our current combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At July 30, 2011, we were committed to property owners for operating lease obligations for $389.2 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable.

At July 30, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $108.8 million, including $3.3 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at July 30, 2011.

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

Our performance depends largely on the efforts and abilities of our senior management, including our Co-Founder and Chairman, Thomas D. Campion, our Chief Executive Officer, Richard M. Brooks, our President and General Merchandising Manager, Lynn K. Kilbourne, our Chief Financial Officer, Marc D. Stolzman and our Executive Vice President of Stores, Ford K. Wright. None of our employees have employment agreements with us and we do not plan to obtain key person life insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

We do not own any of our retail stores or our current combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $32.7 million and $29.9 million for the six months ended July 30, 2011 and July 31, 2010. At July 30, 2011, we were committed to property owners for operating lease obligations for $389.2 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

On June 10, 2009, we renewed and amended our secured credit agreement with Wells Fargo HSBC Trade Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2011 of up to $25.0 million. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 30, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $3.3 million at July 30, 2011 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. All of our personal property, including, among other things, our inventory, equipment and fixtures, has been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 30, 2011.

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement, which was scheduled to terminate on September 1, 2011, was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion.

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

We have our excess cash primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At July 30, 2011, we had $114.7 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At July 30, 2011, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments on the condensed consolidated balance sheet. We may incur impairment charges on this investment in the future.

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

Our market risk profile at July 30, 2011 has not significantly changed since January 29, 2011. Our market risk profile at January 29, 2011 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is also currently the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO concluded that, as of July 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011—May 28, 2011	67	$30.28	—	—
May 29, 2011—July 2, 2011	—	$—	—	—
July 3, 2011—July 30, 2011	—	$—	—	—

Total	67		—

(1)	During the thirteen weeks ended July 30, 2011, 67 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits
10.18	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated August 29, 2011 (incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Company on August 31, 2011)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 30, 2011 and January 29, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 30, 2011 and July 31, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 30, 2011 and July 31, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2011 and July 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 1, 2011	By:	/S/ MARC D. STOLZMAN
Marc D. Stolzman
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)