Form 10-Q
period 2011-10-29
Zumiez Inc
filed 2011-12-02
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 25, 2011, there were 31,128,018 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,881	$11,357
Marketable securities	123,177	117,444
Receivables	8,717	6,129
Inventories	93,839	56,303
Prepaid expenses and other	8,235	7,210
Deferred tax assets	2,599	2,418

Total current assets	250,448	200,861
Fixed assets, net	87,597	78,248
Goodwill and other intangibles	13,154	13,154
Long-term deferred tax assets	3,415	5,703
Long-term investments	2,698	2,766
Long-term other assets	493	899

Total long-term assets	107,357	100,770
Total assets	$357,805	$301,631

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$40,296	$16,371
Accrued payroll and payroll taxes	8,489	7,580
Income taxes payable	6,224	4,108
Deferred rent and tenant allowances	4,225	3,719
Other liabilities	12,410	13,683

Total current liabilities	71,644	45,461
Long-term deferred rent and tenant allowances	32,506	27,629
Long-term other liabilities	1,942	1,806

Total long-term liabilities	34,448	29,435

Total liabilities	106,092	74,896

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,129 shares issued and outstanding at October 29, 2011 and 30,835 shares issued and outstanding at January 29, 2011	97,647	91,373
Accumulated other comprehensive income (loss)	73	(17)
Retained earnings	153,993	135,379

Total shareholders’ equity	251,713	226,735

Total liabilities and shareholders’ equity	$357,805	$301,631

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$153,951	$135,859	$372,015	$322,657
Cost of goods sold	93,807	83,267	241,152	214,068

Gross profit	60,144	52,592	130,863	108,589
Selling, general and administrative expenses	37,327	33,617	101,944	95,236

Operating profit	22,817	18,975	28,919	13,353
Interest income, net	440	370	1,387	1,087
Other (expense) income, net	(129)	32	(71)	103

Earnings before income taxes	23,128	19,377	30,235	14,543
Provision for income taxes	8,991	7,065	11,621	5,345

Net income	$14,137	$12,312	$18,614	$9,198

Basic earnings per share	$0.46	$0.41	$0.61	$0.31

Diluted earnings per share	$0.45	$0.40	$0.60	$0.30

Weighted average shares used in computation of earnings per share:
Basic	30,599	30,029	30,487	29,908
Diluted	31,122	30,762	31,093	30,696

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	18,614	18,614
Change in unrealized gain or loss on available-for-sale investments, net of tax of $50	—	—	78	—	78
Foreign currency translation, net of tax of $–	—	—	12	—	12

Comprehensive income					18,704

Issuance and exercise of stock-based compensation, including tax benefit of $1,677	294	2,267	—	—	2,267
Stock-based compensation expense	—	4,007	—	—	4,007

Balance at October 29, 2011	31,129	$97,647	$73	$153,993	$251,713

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676
Net income	—	—	—	9,198	9,198
Change in unrealized gain or loss on available-for-sale investments, net of tax of $41	—	—	(63)	—	(63)

Comprehensive income					9,135

Issuance and exercise of stock-based compensation, including tax benefit of $1,827	418	3,140	—	—	3,140
Stock-based compensation expense	—	3,563	—	—	3,563

Balance at October 30, 2010	30,669	$88,102	$38	$120,374	$208,514

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$18,614	$9,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,587	13,402
Deferred taxes	2,052	(282)
Stock-based compensation expense	4,007	3,563
Loss on disposal of assets	—	262
Excess tax benefit from stock-based compensation	(1,677)	(1,827)
Other	70	(10)
Changes in operating assets and liabilities:
Receivables	(3,046)	(1,803)
Inventories	(37,587)	(32,175)
Prepaid expenses and other	(939)	(1,847)
Trade accounts payable	23,032	20,590
Accrued payroll and payroll taxes	912	1,601
Income taxes payable	3,115	586
Deferred rent and tenant allowances	5,468	2,157
Other liabilities	(3,430)	1,450

Net cash provided by operating activities	25,178	14,865

Cash flows from investing activities:
Additions to fixed assets	(18,376)	(23,901)
Purchases of marketable securities and other investments	(119,352)	(85,369)
Sales and maturities of marketable securities and other investments	112,106	98,011

Net cash used in investing activities	(25,622)	(11,259)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation, net of withholding tax payments	1,269	1,313
Excess tax benefit from stock-based compensation	1,677	1,827

Net cash provided by financing activities	2,946	3,140

Effect of exchange rate changes on cash and cash equivalents	22	—
Net increase in cash and cash equivalents	2,524	6,746
Cash and cash equivalents, beginning of period	11,357	1,568

Cash and cash equivalents, end of period	$13,881	$8,314

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	6,438	5,034
Accrual for purchases of fixed assets	3,527	809

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At October 29, 2011, we operated 442 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office is located in Everett, Washington. The Company operates within one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2011 is the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011. The first nine months of fiscal 2011 was the 39-week period ended October 29, 2011. The first nine months of fiscal 2010 was the 39-week period ended October 30, 2010.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet at October 29, 2011, the condensed consolidated statements of operations for the three and nine months ended October 29, 2011 and October 30, 2010, the condensed consolidated statements of changes in shareholders’ equity for the nine months ended October 29, 2011 and October 30, 2010 and the condensed consolidated statements of cash flows for the nine months ended October 29, 2011 and October 30, 2010.

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

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $0.5 million and $0.9 million on the condensed consolidated statements of operations for the three and nine months ended October 30, 2010 from selling, general and administrative expenses to cost of goods sold related to occupancy, fulfillment and warehousing costs associated with our ecommerce business. We have reclassified these expenses to align the classification of our ecommerce business expenses with the classification of other occupancy, distribution and warehousing costs in cost of goods sold.

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows—We determined that we have incorrectly reported certain amounts related to accruals for purchases of fixed assets in our condensed consolidated statements of cash flows for all reporting periods prior to October 29, 2011. Upon subsequent review, we determined that the purchases of fixed assets should be reported as “Cash flows from investing activities” once paid, not upon purchase. In this Form 10-Q for the nine months ended October 30, 2010, for reasons described below, the Company is revising its condensed consolidated statements of cash flows so that accruals for purchases of fixed assets are reported once paid, and to provide the required supplemental disclosure on cash flow information for “Accruals for purchases of fixed assets” for the current and prior reporting period. All financial information contained in this Form 10-Q gives effect to these revisions. The revisions did not result in a change to the Company’s previously-reported revenues, operating profit, net income, cash and cash equivalents, or shareholders’ equity.

We considered all of the relevant quantitative and qualitative factors related to the correction of the error under SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and determined that the impact on previously-issued and current period condensed consolidated financial statements was not material. Therefore, we are revising the prior period condensed consolidated statements of cash flows for the immaterial error in this Form 10-Q and are not amending previously-filed reports.

The following tables reconcile our condensed consolidated statements of cash flows from the previously-reported results to the revised results for the nine months ended October 30, 2010 (in thousands):

Nine Months Ended
October 30, 2010
Condensed consolidated statements of cash flows:
Net cash provided by operating activities (as reported)	$15,443
Impact of accrual for fixed assets unpaid as of quarter end	(578)

Net cash provided by operating activities (as revised)	$14,865

Net cash used in investing activities (as reported)	$(11,837)
Impact of accrual for fixed assets unpaid as of quarter end	578

Net cash used in investing activities (as revised)	$(11,259)

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards—In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the additional Level 3 reconciliation disclosure requirements in the three months ended April 30, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards—In September 2011, the FASB issued guidance that provides entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance that amends certain accounting and disclosure requirements related to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at October 29, 2011 and January 29, 2011 (in thousands):

	October 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$11,989	$—	$—	$11,989
Money market funds	390	—	—	390
State and local government securities	1,502	—	—	1,502

Total cash and cash equivalents	13,881	—	—	13,881

Marketable securities:
Treasury and agency securities	3,000	4	—	3,004
Corporate debt securities	2,020	29	—	2,049
State and local government securities	107,000	216	(148)	107,068
Variable-rate demand notes	11,950	—	—	11,950

Total marketable securities	$123,970	$249	$(148)	$124,071

Less: Long-term marketable securities (1)				(894)

Total current marketable securities				$123,177

	January 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,160	$—	$—	$7,160
Money market funds	928	—	—	928
State and local government securities	3,269	—	—	3,269

Total cash and cash equivalents	11,357	—	—	11,357

Marketable securities:
Treasury and agency securities	6,043	26	—	6,069
State and local government securities	103,110	125	(195)	103,040
Variable-rate demand notes	9,205	—	—	9,205

Total marketable securities	$118,358	$151	$(195)	$118,314

Less: Long-term marketable securities (1)				(870)

Total current marketable securities				$117,444

(1)	At October 29, 2011 and January 29, 2011, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three and nine months ended October 29, 2011 and October 30, 2010, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at October 29, 2011 and January 29, 2011, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 29, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	31,356	(42)	894	(106)	32,250	(148)

Total marketable securities	$31,356	$(42)	$894	$(106)	$32,250	$(148)

	January 29, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	42,761	(62)	1,907	(133)	44,668	(195)

Total marketable securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 29, 2011 and October 30, 2010. At October 29, 2011 and January 29, 2011, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets at October 29, 2011 and January 29, 2011. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the condensed consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the condensed consolidated balance sheets at October 29, 2011 and January 29, 2011.

4. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our current combined home office and ecommerce fulfillment center generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the three and nine months ended October 29, 2011 and October 30, 2010 is as follows (in thousands). Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Base rent expense	$10,720	$9,362	$30,985	$27,658
Contingent and other rent expense	6,955	6,233	19,358	17,848

Total rent expense	$17,675	$15,595	$50,343	$45,506

At October 29, 2011, we were committed to property owners for operating lease obligations for $402.7 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at October 29, 2011 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2011	$13,059
Fiscal 2012	53,675
Fiscal 2013	54,936
Fiscal 2014	53,367
Fiscal 2015	50,947
Thereafter	176,710

Total	$402,694

Purchase Commitments—At October 29, 2011 and January 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $91.6 million and $76.5 million, including $1.2 million and $0.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

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

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at October 29, 2011 and January 29, 2011 was $0.6 million and $0.4 million.

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

The following tables summarize assets measured at fair value on a recurring basis at October 29, 2011 and January 29, 2011 (in thousands):

	October 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390	$—	$—
State and local government securities	—	1,502	—
Marketable securities:
Treasury and agency securities	—	3,004	—
Corporate debt securities	—	2,049	—
State and local government securities	—	106,174	—
Variable-rate demand notes	—	11,950	—
Long-term investments:
State and local government securities	—	—	894
Equity investment	—	—	1,804

	January 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$928	$—	$—
State and local government securities	—	3,269	—
Marketable securities:
Treasury and agency securities	—	6,069	—
State and local government securities	—	102,170	—
Variable-rate demand notes	—	9,205	—
Long-term investments:
State and local government securities	—	—	870
Equity investment	—	—	1,896

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

The following tables present the changes in the Level 3 fair value category for the nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	State and Local Government Securities	Equity Investment
Beginning balance at January 29, 2011	$870	$1,896
Unrealized gain included in accumulated other comprehensive income (loss)	24	—
Unrealized loss included in other (expense) income, net	—	(92)

Ending balance at October 29, 2011	$894	$1,804

	State and Local Government Securities	Equity Investment
Beginning balance at January 30, 2010	$872	$—
Purchases	—	2,000
Unrealized gain included in accumulated other comprehensive income (loss)	8	—
Unrealized loss included in other (expense) income, net	—	(2)

Ending balance at October 30, 2010	$880	$1,998

There were no assets measured at fair value on a nonrecurring basis for the nine months ended October 29, 2011 and October 30, 2010.

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the nine months ended October 29, 2011 and October 30, 2010:

	Nine Months Ended
	October 29, 2011	October 30, 2010
Dividend yield	—%	—%
Volatility rate	65.00%	67.50%
Average expected life (in years)	6.25	6.50
Average risk-free interest rate	1.05%	2.37%
Weighted-average fair value per share of stock options granted	$13.35	$12.24

The following table summarizes our stock option activity for the nine months ended October 29, 2011 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 29, 2011	1,118	$14.86
Granted year to date	90	$22.33
Exercised year to date	(140)	$7.06
Forfeited year to date	(135)	$21.67

Outstanding at October 29, 2011	933	$15.77	5.74	$9,344

Exercisable at October 29, 2011	524	$17.71	5.13	$4,894

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period. The market value per share was $23.45 at October 29, 2011.

The following table summarizes our restricted stock activity for the nine months ended October 29, 2011 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted Average Fair Value	Intrinsic Value (1)
Outstanding at January 29, 2011	592	$12.55
Granted year to date	186	$25.13
Vested year to date	(220)	$12.46
Forfeited year to date	(52)	$17.15

Outstanding at October 29, 2011	506	$16.74	$11,873

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $23.45 at October 29, 2011.

We recorded $1.2 million and $1.1 million of total stock-based compensation expense for the three months ended October 29, 2011 and October 30, 2010. We recorded $4.0 million and $3.6 million of total stock-based compensation expense for the nine months ended October 29, 2011 and October 30, 2010.

At October 29, 2011, there was $7.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.1 years.

7. Comprehensive Income or Loss—Comprehensive income or loss represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for the three and nine months ended October 29, 2011 and October 30, 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$14,137	$12,312	$18,614	$9,198
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	(33)	26	78	(63)
Foreign currency translation	(57)	—	12	—

Comprehensive income	$14,047	$12,338	$18,704	$9,135

8. Earnings Per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$14,137	$12,312	$18,614	$9,198
Weighted average common shares for basic earnings per share	30,599	30,029	30,487	29,908
Dilutive effect of stock options and restricted stock	523	733	606	788

Weighted average common shares for diluted earnings per share	31,122	30,762	31,093	30,696

Basic earnings per share	$0.46	$0.41	$0.61	$0.31

Diluted earnings per share	$0.45	$0.40	$0.60	$0.30

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.3 million for the three and nine months ended October 29, 2011 and 0.3 million for the three and nine months ending October 30, 2010.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of this relocation (in thousands):

	Employee benefit costs	Lease termination costs	Other exit costs	Total
January 30, 2010	$—	$—	$—	$—
Additions	882	—	288	1,170
Payments	(716)	—	(198)	(914)

May 1, 2010	166	—	90	256
Additions	—	1,051	305	1,356
Payments	(111)	(186)	(253)	(550)
Adjustments	9	(457)	—	(448)

July 31, 2010	64	408	142	614
Additions	—	—	208	208
Payments	(19)	(60)	(341)	(420)
Adjustments	—	2	—	2

October 30, 2010	45	350	9	404
Additions	—	—	5	5
Payments	(30)	(59)	(14)	(103)
Adjustments	—	2	—	2

January 29, 2011	15	293	—	308
Payments	(15)	(23)	—	(38)
Adjustments	—	2	—	2

April 30, 2011	—	272	—	272
Payments	—	(12)	—	(12)
Adjustments	—	2	—	2

July 30, 2011	—	262	—	262
Payments	—	(12)	—	(12)
Adjustments	—	2	—	2

October 29, 2011 (1)	$—	$252	$—	$252

(1)	The exit or disposal provisions at October 29, 2011 are included in other liabilities and long-term other liabilities on the condensed consolidated balance sheet.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At October 29, 2011, we operated 442 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 6.4% and 4.4% of total net sales for the three months ended October 29, 2011 and October 30, 2010 and 6.0% and 3.6% of total net sales for the nine months ended October 29, 2011 and October 30, 2010. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.9	61.3	64.8	66.3

Gross profit	39.1	38.7	35.2	33.7
Selling, general and administrative expenses	24.3	24.7	27.4	29.6

Operating profit	14.8	14.0	7.8	4.1
Interest and other income, net	0.2	0.3	0.3	0.4

Earnings before income taxes	15.0	14.3	8.1	4.5
Provision for income taxes	5.8	5.2	3.1	1.6

Net income	9.2%	9.1%	5.0%	2.9%

Three Months (13 weeks) Ended October 29, 2011 Compared With Three Months (13 weeks) Ended October 30, 2010

Net Income

Net income for the three months ended October 29, 2011 was $14.1 million, or $0.45 per diluted share, compared with net income of $12.3 million, or $0.40 per diluted share, for the three months ended October 30, 2010. Our effective income tax rate for the three months ended October 29, 2011 was 38.9% compared to 36.5% for the three months ended October 30, 2010.

Net Sales

Net sales were $154.0 million for the three months ended October 29, 2011 compared to $135.9 million for the three months ended October 30, 2010, an increase of $18.1 million or 13.3%. The increase reflected a comparable store sales increase of 6.0% for the three months ended October 29, 2011 as well as the net addition of 42 stores (43 new stores offset by one store closure) subsequent to October 30, 2010.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in footwear, men’s clothing, junior’s clothing and boy’s clothing were partially offset by a comparable store sales decrease in accessories and hardgoods. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $60.1 million for the three months ended October 29, 2011 compared to $52.6 million for the three months ended October 30, 2010, an increase of $7.5 million, or 14.4%. As a percentage of net sales, gross profit increased 40 basis points for the three months ended October 29, 2011 to 39.1% from 38.7% for the three months ended October 30, 2010. The increase was primarily due to distribution center efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $37.3 million for the three months ended October 29, 2011 compared to $33.6 million for the three months ended October 30, 2010, an increase of $3.7 million, or 11.0%. SG&A expenses as a percent of sales decreased by 40 basis points for the three months ended October 29, 2011 to 24.3% compared to 24.7% for the three months ended October 30, 2010. The decrease was primarily due to 40 basis points in store operating efficiencies and a 50 basis points decrease in corporate costs, partially offset by an increase in web operating expenses as a percent of total sales of 50 basis points due to the growth of the web business.

Nine Months (39 weeks) Ended October 29, 2011 Compared With Nine Months (39 weeks) Ended October 30, 2010

Net Income

Net income for the nine months ended October 29, 2011 was $18.6 million, or $0.60 per diluted share, compared with net income of $9.2 million, or $0.30 per diluted share, for the nine months ended October 30, 2010. Our effective income tax rate for the nine months ended October 29, 2011 was 38.4% compared to 36.8% for the nine months ended October 30, 2010.

Net Sales

Net sales were $372.0 million for the nine months ended October 29, 2011 compared to $322.7 million for the nine months ended October 30, 2010, an increase of $49.3 million or 15.3%. The increase reflected a comparable store sales increase of 8.3% for the nine months ended October 29, 2011 as well as the net addition of 42 stores (43 new stores offset by one store closure) subsequent to October 30, 2010.

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

Gross Profit

Gross profit was $130.9 million for the nine months ended October 29, 2011 compared to $108.6 million for the nine months ended October 30, 2010, an increase of $22.3 million, or 20.5%. As a percentage of net sales, gross profit increased 150 basis points for the nine months ended October 29, 2011 to 35.2% from 33.7% for the nine months ended October 30, 2010. The increase was primarily due to a 70 basis points decrease related to costs incurred in the nine months ended October 30, 2010 associated with the relocation of our distribution center, 50 basis points decrease due to leveraging our store occupancy cost over a 8.3% comparable store sales gain and 40 basis points in distribution center efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $101.9 million for the nine months ended October 29, 2011 compared to $95.2 million for the nine months ended October 30, 2010, an increase of $6.7 million, or 7.0%. SG&A expenses as a percent of sales decreased by 220 basis points for the nine months ended October 29, 2011 to 27.4% compared to 29.6% for the nine months ended October 30, 2010. The decrease was primarily due to 130 basis points in store operating efficiencies, a 70 basis points impact of a litigation settlement of $2.1 million incurred in the nine months ended October 30, 2010 and a 50 basis points decrease in corporate costs, partially offset by an increase in web operating expenses as a percent of total sales of 40 basis points due to the growth of the web business.

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

During fiscal 2011, we expect to incur approximately $28 million to $30 million on capital expenditures, which will primarily relate to leasehold improvements and fixtures for the 45 new stores we plan to open in fiscal 2011 and the construction of our new home office building in Lynnwood, Washington. There can be no assurance that actual fiscal 2011 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $10.3 million to $25.2 million for the nine months ended October 29, 2011 from $14.9 million for the nine months ended October 30, 2010. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $25.6 million for the nine months ended October 29, 2011, related to $18.4 million of capital expenditures primarily for new store openings and $7.2 million in net purchases of marketable securities. Net cash used in investing activities was $11.3 million for the nine months ended October 30, 2010, related to $23.9 million of capital expenditures primarily for the purchase of our distribution center in Corona, California and new store openings, partially offset by $12.6 million in net sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended October 29, 2011 was $2.9 million related to proceeds from stock-based compensation exercises and the related tax benefit. Net cash provided by financing activities for the nine months ended October 30, 2010 was $3.1 million related to the proceeds received from stock-based compensation exercises and the related tax benefit.

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

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 29, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $1.2 million at October 29, 2011 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 29, 2011.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 29, 2011. The following table summarizes the total amount of future payments due under our contractual obligations at October 29, 2011 (in thousands):

	Total	Fiscal 2011	Fiscal 2012 and Fiscal 2013	Fiscal 2014 and Fiscal 2015	Thereafter
Operating lease obligations	$402,694	$13,059	$108,611	$104,314	$176,710
Purchase obligations	91,572	91,572	—	—	—

Total	$494,266	$104,631	$108,611	$104,314	$176,710

We occupy our retail stores and our current combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At October 29, 2011, we were committed to property owners for operating lease obligations for $402.7 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable.

At October 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $91.6 million, including $1.2 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at October 29, 2011.

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

In the current fiscal year, we are aware of increased cotton, oil and other input costs that affect our cost of goods. We are working with our vendors and private label manufacturers to manage these cost increases. While we believe we have strategies in place to mitigate the increase in cost, there can be no assurance our efforts will be successful and our gross profit margins may decline.

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

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 80% to 85% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers.

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

We do not own any of our retail stores or our current combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $50.3 million and $45.5 million for the nine months ended October 29, 2011 and October 30, 2010. At October 29, 2011, we were committed to property owners for operating lease obligations for $402.7 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 29, 2011 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $1.2 million at October 29, 2011 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 29, 2011.

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

Sales from private label merchandise account for approximately 15% to 20% of our net sales and generally carry higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, would likely have a material adverse effect on our comparable store sales, financial condition and results of operations.

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

We have our excess cash primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At October 29, 2011, we had $119.6 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. At October 29, 2011, we had $0.9 million, net of $0.1 million temporary impairment, invested in an auction rate security that is included in long-term investments on the condensed consolidated balance sheet. We may incur impairment charges on this investment in the future.

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

Our market risk profile at October 29, 2011 has not significantly changed since January 29, 2011. Our market risk profile at January 29, 2011 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 29, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 29, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2011—August 27, 2011	—	$—	—	—
August 28, 2011—October 1, 2011	2,161	$17.46	—	—
October 2, 2011—October 29, 2011	—	$—	—	—

Total	2,161		—

(1)	During the thirteen weeks ended October 29, 2011, 2,161 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 29, 2011 and January 29, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 29, 2011 and October 30, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 29, 2011 and October 30, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2011 and October 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements. (1)

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

ZUMIEZ INC.

Date: December 2, 2011	By:	/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)