Form 10-K
period 2012-01-28
Zumiez Inc
filed 2012-03-13
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 28, 2012

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the second fiscal quarter, July 30, 2011, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was $584,285,938 using the closing sales price on that day of $26.57.

At March 6, 2012, there were 31,170,125 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 23, 2012, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2011 was the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez Inc., a Washington corporation, is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 28, 2012, we operated 444 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing an action sport lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978.

Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and young adults and to serve as a destination for our customers. Most of our stores, which average approximately 2,900 square feet, feature couches and action sports oriented video game stations that are intended to encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such as food courts, movie theaters, game stores and other popular teen retailers. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

We believe that our customers desire authentic merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands, styles and categories of product. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of apparel, footwear, accessories and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Over our 33-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We empower our managers to make store-level business decisions and consistently reward their success. We seek to enhance the productivity of our employees and encourage their advancement by offering comprehensive in-store, regional and national training programs, which we refer to collectively as “Zumiez University.” We have:

•	increased our store count from 235 as of the end of fiscal 2006 to 444 as of the end of fiscal 2011, representing a compound annual growth rate of 13.6%;

•	experienced weighted-average net sales per square foot of $416 for our last five fiscal years ending with fiscal 2011, from a peak of net sales per square foot of $491 in fiscal 2006;

•	increased net sales from $298.2 million in fiscal 2006 to $555.9 million in fiscal 2011, representing a compound annual growth rate of 13.3%;

•	been profitable in every fiscal year of our 33-year history.

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

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has appeal that provides store expansion opportunities throughout the country and internationally. During the last three fiscal years ending with fiscal 2011, we have opened 108 new stores consisting of 45 stores in fiscal 2011, 27 stores in fiscal 2010 and 36 stores in fiscal 2009. We have successfully opened stores in diverse markets throughout the United States and Canada, which we believe demonstrates the portability and growth potential of our concept. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 50 stores in fiscal 2012, including stores in our existing markets and in new markets domestically and in Canada. The number of anticipated store openings may increase or decrease due to market conditions.

Continuing to Generate Sales Growth through Improved Store Level Productivity and Continued Ecommerce Sales Growth. We seek to maximize our comparable store sales, including sales from our ecommerce site, and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We seek to continue to grow our ecommerce sales with a continued focus on enhancing and integrating the unique Zumiez brand experience through this channel. In fiscal 2011, 2010 and 2009, ecommerce sales represented 7.3%, 4.7% and 2.5% of our total net sales.

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

Merchandising and Purchasing

Our goal is to be viewed by our customers as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, equipment and accessories, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers. Our apparel offerings include tops, bottoms, outerwear and accessories such as caps, bags and backpacks, belts, jewelry and sunglasses. Our footwear offerings primarily consist of action sports related athletic shoes and sandals. Our equipment offerings, or hardgoods, include skateboards, snowboards and ancillary gear such as boots and bindings. We also offer a selection of other items, such as miscellaneous novelties.

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

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 6.3%, 6.5% and 7.1% of our net sales in fiscal 2011, 2010 and 2009. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that are exclusively distributed to our stores. We supplement our merchandise assortment with a select offering of private label products across many of our apparel product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2011, 2010 and 2009 our private label merchandise represented 17.7%, 18.0% and 15.7% of our net sales.

Our purchasing approach focuses on quality, speed and cost in order to provide timely delivery of merchandise to our stores. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with individual store sales strength, our promotions and seasonality. Our management information systems provide us with current inventory levels at each store and for our Company as a whole, as well as current selling history within each store by merchandise classification and by style. We purchase most of our branded merchandise from domestic vendors.

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

We source our private label merchandise from foreign manufacturers around the world. We have cultivated our private label sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to source high-quality private label goods at favorable costs.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. During fiscal 2010, we relocated our distribution center from Everett, Washington to Corona, California to reduce distribution costs, expand capacity and increase speed of merchandise delivery to our customers. At our Corona, California facility, merchandise is inspected, allocated to stores, ticketed when necessary and boxed for distribution to our stores. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship the majority of our merchandise to our stores. Our current ecommerce fulfillment center is located in Everett, Washington. Subsequent to the fiscal 2011 year end, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas for the purpose of relocating our ecommerce fulfillment center. We plan to move into this new leased space in fiscal 2012. We believe our distribution and ecommerce fulfillment infrastructure is sufficient to accommodate our expected store and ecommerce growth over the next several years.

Stores

Store Locations. All of our stores are leased and substantially all are located in shopping malls of different types. At January 28, 2012, we operated 434 stores in the United States and 10 stores in Canada as shown below:

United States
Alaska	3	Idaho	6	Montana	4	Rhode Island	1
Arizona	13	Illinois	16	New Jersey	18	South Dakota	2
California	77	Indiana	8	New Hampshire	4	Texas	45
Colorado	18	Kansas	3	Nevada	9	Utah	12
Connecticut	8	Maine	2	New Mexico	5	Virginia	7
Delaware	3	Maryland	9	New York	30	Washington	24
Florida	18	Massachusetts	8	North Carolina	4	Wisconsin	13
Georgia	3	Michigan	6	Oklahoma	6	Wyoming	2
Hawaii	2	Minnesota	11	Oregon	12
Iowa	2	Missouri	2	Pennsylvania	18

Canada
British Columbia	3
Ontario	7

Approximately 29% of our stores have been opened or remodeled within the previous three fiscal years ending with fiscal 2011. The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores End of Year
2011	45	1	444
2010	27	4	400
2009	36	2	377

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

At January 28, 2012, our stores averaged approximately 2,900 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2012, we plan on opening new stores with square footage similar to this average. New stores’ size is determined by our expected sales volume; for instance, if we project higher sales, we generally try to build larger stores and, conversely, if we believe stores will be lower volume stores we generally try to build smaller stores.

Expansion Opportunities and Site Selection. In selecting a location for a new store, we target high-traffic mall space with suitable demographics and favorable lease terms. We seek locations near busy areas of the mall such as food courts, movie theaters, game stores and other popular teen retailers. We generally locate our stores in malls in which other teen-oriented retailers have performed well. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall. We have currently identified a number of potential sites for new stores in malls with appropriate market characteristics.

We have successfully and consistently implemented our store concept across a variety of mall classifications and geographic locations. Our 27 new stores opened in fiscal 2010 generated average net sales of approximately $1.0 million per store in fiscal 2011 during their first full year of operation. In fiscal 2011, we opened 45 stores with an average net capital investment of approximately $0.3 million per store by negotiating favorable terms with our construction contractors and obtaining tenant improvement allowances from landlords. In addition to capital investments, we make working capital investments between $0.1 million and $0.3 million per store consisting primarily of merchandise inventory. However, our capital investment to open new stores and net sales generated by new stores vary significantly and depend on a number of factors, including manager and sales associate competency and tenure, the geographic location, type of mall, sales volume of the mall and square footage of those stores. Accordingly, net sales and other operating results for stores that we open or have opened subsequent to the end of fiscal 2011, as well as our net capital investment to open those stores, may differ substantially from net sales and other operating results and our net capital investment for the stores we opened in prior years.

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

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, which give our customers an opportunity to experience and participate in the action sports lifestyle. Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brand and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products. In fiscal 2011, our Zumiez Couch Tour completed a twelve-city tour across the United States.

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

Competition

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, customers, suitable store locations and qualified store associates and management personnel. In the softgoods markets, which includes apparel, accessories and footwear, we currently compete with other teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Apparel, American Eagle Outfitters, Billabong, CCS, Forever 21, Hollister, Hot Topic, Old Navy, Pacific Sunwear of California, The Buckle, Wet Seal, Tilly’s and Urban Outfitters. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains, such as Big 5 Sporting Goods, Dick’s Sporting Goods, Sport Chalet and The Sports Authority and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2011, approximately 61% of our net sales occurred in the third and fourth quarters combined, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, store remodels and closings, competitive influences and the number and timing of new store openings.

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

Employees

At January 28, 2012, we employed approximately 1,350 full-time and approximately 3,330 part-time employees globally, of which approximately 380 were employed at our home office, distribution center and ecommerce fulfillment center and approximately 4,300 at our store locations. However, the number of part-time employees fluctuates depending on our seasonal needs and, in fiscal 2011, varied from between approximately 2,300 and 5,900 part-time employees. None of our employees are represented by a labor union and we believe generally that our relationship with our employees is good.

Available Information

Our principal website address is www.zumiez.com. We make available, free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://ir.zumiez.com. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

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

In addition, we plan to open new stores in regions of the United States or international locations in which we currently have few, or no, stores. The expansion into these markets may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations.

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

The current uncertainty surrounding the United States and global economies coupled with cyclical economic trends in action sports retailing could have a material adverse effect on our results of operations.

The action sports retail industry historically has been subject to substantial cyclicality. As the United States and global economic conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline. The current uncertainty in the United States and global economies and increased government debt spending may have a material adverse impact on our results of operations and financial position.

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

Our operations, including our distribution center and ecommerce fulfillment center, are currently concentrated in the western United States, which makes us susceptible to adverse conditions in this region.

Our home office and ecommerce fulfillment center are currently located in Washington, our distribution center is located in California and a substantial number of our stores are located in the western half of the United States. We also have a substantial number of stores in the New York/New Jersey region and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we rely on a single distribution center in the United States to receive, store and distribute the vast majority of our merchandise to our domestic stores. As a result, a natural disaster or other catastrophic event, such as an earthquake affecting the West Coast, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are relocating our ecommerce distribution center located in Everett, Washington to Edwardsville, Kansas during the second quarter of fiscal 2012. As a result, events may occur during the relocation period and the operating periods subsequent to the relocation that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores or our current combined home office and ecommerce fulfillment center, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments

(or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $68.8 million, $61.8 million and $58.0 million for fiscal 2011, 2010 and 2009. At January 28, 2012, we were committed to property owners for operating leases obligations for $414.0 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on our business.

The terms of our revolving credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of standby letter of credits in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letter of credits in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 28, 2012 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.9 million at January 28, 2012 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 28, 2012.

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

Our business could suffer as a result of small parcel delivery services being unable to distribute our merchandise.

We rely upon small parcel delivery services for our product shipments, including shipments to, from and between our stores and to our ecommerce customers. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect their ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we have contracts with small parcel delivery services, we and the service providers have the right to terminate these contracts upon 30-90 days written notice. Although the contracts with these small parcel delivery services provide certain discounts from the shipment rates in effect at the time of shipment, the contracts do not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that small parcel delivery services may increase the rates they charge, that they may terminate their contracts with us, that they may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with them, any of which could materially adversely affect our operating results.

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

Our business is subject to a wide array of laws and regulations. Changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation including those related to health care, taxes, privacy, environmental issues and trade, could adversely affect our results of operations or financial condition.

Recent federal health care legislation could increase our expenses.

We are self-insured with respect to our health care coverage and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss, which helps limit the cost of large claims. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the impact, if any, that the legislation may have on us due to the changing regulatory environment around this legislation and due to the government’s requirement to issue future unknown regulatory rules. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results of operations.

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

We have our excess cash primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At January 28, 2012, we had $159.3 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Reduced operating results and cash flows may cause us to incur impairment charges.

We review the carrying value of our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The review could result in significant charges related to underperforming stores, which could impact our results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our stores, primarily located in shopping malls and encompassing approximately 1,307,562 total square feet at January 28, 2012, are occupied under operating leases.

We lease an 87,350 square foot combined home office and ecommerce fulfillment center in Everett, Washington. This lease expires in 2017. In fiscal 2010 and fiscal 2011, we acquired approximately 356,000 square feet of developable land in Lynnwood, Washington, where we have begun construction on our new home office building. We plan to move into this new building in fiscal 2012. Subsequent to the fiscal 2011 year end, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas for the purpose of relocating our ecommerce fulfillment center. We plan to move into this new leased space in fiscal 2012.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 28, 2012, there were 31,169,573 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market for fiscal 2011 and fiscal 2010.

Fiscal 2011	High	Low
First Fiscal Quarter (January 30, 2011—April 30, 2011)	$29.88	$22.13
Second Fiscal Quarter (May 1, 2011—July 30, 2011)	$30.90	$21.91
Third Fiscal Quarter (July 31, 2011—October 29, 2011)	$27.23	$15.85
Fourth Fiscal Quarter (October 30, 2011—January 28, 2012)	$32.49	$20.74

Fiscal 2010	High	Low
First Fiscal Quarter (January 31, 2010—May 1, 2010)	$22.53	$12.54
Second Fiscal Quarter (May 2, 2010—July 31, 2010)	$19.79	$14.98
Third Fiscal Quarter (August 1, 2010—October 30, 2010)	$26.45	$14.44
Fourth Fiscal Quarter (October 31, 2010—January 29, 2011)	$33.13	$22.24

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez Inc., the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on February 3, 2007 and ending on January 28, 2012. The comparison assumes $100 was invested on February 3, 2007 in each Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
Zumiez Inc.	100.00	59.50	21.23	37.80	66.24	84.12
Nasdaq Composite	100.00	97.07	60.02	87.95	111.84	116.36
Nasdaq Retail Trade	100.00	108.17	73.39	123.33	163.38	190.39

Holders of the Corporation’s Capital Stock

We had 390 shareholders of record as of February 28, 2012.

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

We did not repurchase any of our common stock during the thirteen weeks ended January 28, 2012.

Item 6.	SELECTED FINANCIAL INFORMATION

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$555,874	$478,849	$407,603	$408,669	$381,416
Cost of goods sold (1)	354,198	311,028	274,396	274,134	244,429

Gross profit	201,676	167,821	133,207	134,535	136,987
Selling, general and administrative expenses (1)	141,444	130,454	120,472	109,927	98,042

Operating profit	60,232	37,367	12,735	24,608	38,945
Interest income, net	1,836	1,496	1,176	2,059	1,722
Other (expense) income, net	(379)	(8)	96	36	3

Earnings before income taxes	61,689	38,855	14,007	26,703	40,670
Provision for income taxes	24,338	14,652	4,876	9,499	15,344

Net income	$37,351	$24,203	$9,131	$17,204	$25,326

Earnings per share:
Basic	$1.22	$0.81	$0.31	$0.59	$0.89

Diluted	$1.20	$0.79	$0.30	$0.58	$0.86

Weighted average shares outstanding:
Basic	30,527	29,971	29,499	29,127	28,609
Diluted	31,119	30,794	30,133	29,694	29,322

(1)	Cost of goods sold and selling, general and administrative expenses for the fiscal years ended January 29, 2011 and January 30, 2010 have been revised to account for the reclassification of certain expenses from selling, general and administrative expenses to cost of goods sold. Reclassification of these expenses from selling, general and administrative expenses to cost of goods sold is immaterial for prior periods.

	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and current marketable securities	$172,798	$128,801	$108,051	$78,582	$76,532
Working capital (1)	197,927	155,400	133,927	112,092	92,161
Total assets	362,157	301,631	260,265	233,349	216,095
Total long-term liabilities	34,304	29,435	27,802	24,177	18,097
Total shareholders’ equity	272,277	226,735	192,676	177,951	154,602

(1)	Working capital is defined as current assets minus current liabilities. Working capital for the fiscal year ended January 30, 2010 has been revised to account for the reclassification of certain assets from current assets to long-term assets. Reclassification of these assets from current assets to long-term assets is immaterial for prior periods.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Other Financial Data:
Gross margin (1)	36.3%	35.0%	32.7%	32.9%	35.9%
Capital expenditures (in thousands) (2)	$25,508	$29,124	$16,004	$28,349	$30,722
Depreciation, amortization and accretion (in thousands)	$19,744	$17,923	$22,092	$19,470	$14,762

(1)	Gross margin represents gross profit divided by net sales. Gross margin for the fiscal years ended January 29, 2011 and January 30, 2010 have been revised to account for the reclassification of additional expenses from selling, general and administrative expenses to cost of goods sold. Reclassification of these expenses from selling, general and administrative expenses to cost of goods sold is immaterial for prior periods.

(2)	Capital expenditures for the fiscal years ended January 29, 2011 and January 30, 2010 have been revised to account for the correction of an error in previously issued consolidated statements of cash flows (as further explained in Note 1 in our Notes to Consolidated Financial Statements). The correction of the error is immaterial for prior periods.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Store Data:
Number of stores open at end of period	444	400	377	343	285
Comparable store sales increase (decrease) (1)	8.7%	11.9%	(10.0%)	(6.5%)	9.2%
Net sales per store (2) (in thousands)	$1,210	$1,162	$1,081	$1,240	$1,405
Total store square footage at end of period (3) (in thousands)	1,308	1,174	1,107	1,005	829
Average square footage per store at end of period (4)	2,945	2,935	2,937	2,930	2,909
Net sales per square foot (5)	$411	$396	$367	$424	$488

(1)	Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. Comparable store sales are based on net sales, and stores are considered comparable beginning on the first anniversary of their first day of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales. Comparable store sales include our ecommerce sales.

(2)	Net sales per store represents net sales for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the period divided by the number of months in the period. Net sales per store excludes ecommerce sales.

(3)	Total store square footage at end of period includes retail selling, storage and back office space.

(4)	Average square footage per store at the end of a period is calculated based on the total store square footage at end of period, including retail selling, storage and back office space, of all stores open at the end of the period.

(5)	Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the period divided by the number of months in the period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a mall based specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 28, 2012, we operated 444 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

Fiscal 2011—A Review of This Past Year

In fiscal 2011 Zumiez achieved record sales and earnings levels and continued to build on the momentum we had seen in fiscal 2010. Sales, margins and profit all improved for the year, exceeding internal projections, which was significant in an environment where increases in production costs and lingering economic worries had an impact on all of retail. In addition, while accomplishing these results, we continued to make strategic investments that we believe will reap long-term benefits focused on enhancing the customer experience across multiple sales channels, and on our people and infrastructure aimed at improving decision making and product speed to market. The table below shows net sales, operating profit and margin and diluted earnings per share growth for fiscal 2011 compared to fiscal 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	% Change
Net sales (in thousands)	$555,874	$478,849	16%
Operating profit (in thousands)	$60,232	$37,367	61%
Operating margin	10.8%	7.8%
Diluted earnings per share	$1.20	$0.79	52%

Our sales results were primarily driven by an increase in dollars per transaction partially offset by a decrease in comparable store transactions. Dollars per transaction increased primarily due to an increase in average unit retail, partially offset by a decline in units per transaction. These sales results were achieved with record product margins, demonstrating the strength of our distinctive product offering and the unique customer experience our store associates provide. As a result of our continued focus on managing our cost structure, these sales results translated into strong operating profit and diluted earnings per share growth.

Fiscal 2012—A Look At the Upcoming Year

There are indications that economic worries are less prevalent and the consumer psyche seems to be improving. While there is some uncertainty, particularly in today’s global economy, unemployment figures seem to be improving, consumer confidence is up and the inflationary concerns that retail faced a year ago should be less impactful in the upcoming year. We believe that we have momentum heading into fiscal 2012, and regardless of the macro economic landscape, we should perform well relative to other retailers by staying true to what makes us unique while continuing to make return based investments.

Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on our growth initiatives while managing our cost structure. Our primary growth vehicles are:

1.	Initiatives that drive comparable store sales gains;
2.	Opening high return stores;
3.	Ecommerce penetration; and
4.	New ventures such as our recent expansion into Canada.

In fiscal 2012 we expect total sales to increase driven by an increase in comparable store sales, the opening of approximately 50 new stores, including up to 10 stores in Canada, and increased sales from our ecommerce channel. If we achieve our sales projections, we expect earnings will increase. We will make further investments in people and infrastructure in fiscal 2012, building on the progress we have made through fiscal 2011, primarily focused on the development of our omni-channel sales strategies, continued progress on our product assortment planning and supply chain solutions, the move of our ecommerce fulfillment center to Edwardsville, Kansas, and a capital investment related to building a new home office planned to open in the second quarter of fiscal 2012. We anticipate inventory levels per square foot to grow slightly. We expect our cash, short-term investments and working capital to increase, and do not anticipate any borrowings on our credit facility.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 7.3%, 4.7% and 2.5% of total net sales for fiscal 2011, 2010 and 2009. Sales of gift cards are deferred and recognized when gift cards are redeemed. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store. Our comparable store sales also include our ecommerce sales, due to the substantial integration of our stores and ecommerce business. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll and store occupancy. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

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

A 10% decrease in ultimate sales price at January 28, 2012 would have affected net income by $0.1 million in fiscal 2011.

A 10% difference in actual physical inventory shrinkage reserved at January 28, 2012 would have affected net income by $0.2 million in fiscal 2011.

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

A 10% change in our sales return reserve at January 28, 2012 would have affected net income by $0.1 million in fiscal 2011.

A 10% change in our unredeemed gift card breakage life at January 28, 2012 would have affected net income by $0.3 million in fiscal 2011.

Stock-Based Compensation

We maintain the Zumiez Inc. 2005 Equity Incentive Plan under which restricted stock and non-qualified stock options have been granted to employees and non-employee directors.

We determine the fair value of our restricted stock awards based on the closing market price of our stock on the grant date. In determining the fair value of our stock options, we use the Black-Scholes option pricing model.

The calculation of stock-based compensation expense requires management to make assumptions and to apply judgment to estimate the number of stock awards that will ultimately vest and to determine the fair value of our stock option awards. These assumptions and judgments include estimating future employee turnover rates and the inputs to the Black-Scholes option pricing model, including future employee stock option exercise behaviors. Changes in these assumptions can materially affect our stock-based compensation expense.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense in fiscal 2011 would have affected net income by $0.3 million in fiscal 2011.

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

Accounting for Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency in the Notes to the Consolidated Financial Statements.	Significant judgment is required in evaluating our claims and contingencies, including determining the probability that a liability has been incurred and whether such liability is reasonably estimable. The estimated accruals for claims and contingencies are made based on the best information available, which can be highly subjective.	Although management believes that the contingencies related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period. Additionally, actual results could differ and we may be exposed to losses or gains that could be material.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percent of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (1)	63.7%	65.0%	67.3%

Gross profit	36.3%	35.0%	32.7%
Selling, general and administrative expenses (1)	25.5%	27.2%	29.6%

Operating profit	10.8%	7.8%	3.1%
Interest and other income, net	0.3%	0.3%	0.3%

Earnings before income taxes	11.1%	8.1%	3.4%
Provision for income taxes	4.4%	3.0%	1.2%

Net income	6.7%	5.1%	2.2%

(1)	Cost of goods sold and selling, general and administrative expenses for the fiscal years ended January 29, 2011 and January 30, 2010 have been revised to account for the reclassification of certain expenses from selling, general and administrative expenses to cost of goods sold.

Fiscal 2011 Results Compared With Fiscal 2010

Net Sales

Net sales were $555.9 million for fiscal 2011 compared to $478.8 million for fiscal 2010, an increase of $77.1 million or 16.1%. The increase reflected a comparable store sales increase of 8.7% for fiscal 2011 as well as the net addition of 44 stores (45 new stores offset by one store closure) in fiscal 2011.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in footwear, men’s apparel, accessories and junior’s apparel were partially offset by comparable store sales decreases in hardgoods and boy’s apparel. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $201.7 million for fiscal 2011 compared to $167.8 million for fiscal 2010, an increase of $33.9 million, or 20.2%. As a percentage of net sales, gross profit increased 130 basis points for fiscal 2011 to 36.3% from 35.0% for fiscal 2010. The increase was primarily due to a 50 basis points impact of the exit costs and other charges of $2.4 million incurred in fiscal 2010 related to the relocation of our distribution center, 50 basis points due to leveraging our store occupancy costs on a 16.1% net sales increase, 30 basis points in distribution center efficiencies and product margin improvement of 20 basis points, partially offset by a 30 basis points increase in ecommerce shipping costs due to the growth of the ecommerce business.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $141.4 million for fiscal 2011 compared to $130.5 million for fiscal 2010, an increase of $10.9 million, or 8.4%. SG&A expenses as a percent of sales decreased by 170 basis points for fiscal 2011 to 25.5% compared to 27.2% for fiscal 2010. The primary contributors to this decrease were 120 basis points due to store operating expense efficiencies, a 40 basis points impact of a litigation settlement charge of $2.1 million incurred in fiscal 2010 and a 60 basis points decrease in corporate costs, partially offset by an increase in ecommerce operating expenses as a percent of total sales of 30 basis points due to the growth of the ecommerce business.

Net Income

Net income for fiscal 2011 was $37.4 million, or $1.20 per diluted share, compared with net income of $24.2 million, or $0.79 per diluted share, for fiscal 2010. Our effective income tax rate for fiscal 2011 was 39.5% compared to 37.7% for fiscal 2010.

Fiscal 2010 Results Compared With Fiscal 2009

Net Sales

Net sales were $478.8 million for fiscal 2010 compared to $407.6 million for fiscal 2009, an increase of $71.2 million or 17.5%. The increase reflected a comparable store sales increase of 11.9% for fiscal 2010 as well as the net addition of 23 stores (27 new stores offset by four store closures) in fiscal 2010.

The increase in comparable stores sales was primarily driven by an increase in comparable store transactions, partially offset by a decline in dollars per transaction. Dollars per transaction decreased due to a decrease in average unit retail and units per transaction. Comparable store sales increases in men’s apparel, accessories, footwear, boy’s apparel and junior’s apparel were partially offset by comparable store sales decreases in hardgoods. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $167.8 million for fiscal 2010 compared to $133.2 million for fiscal 2009, an increase of $34.6 million, or 26.0%. As a percentage of net sales, gross profit increased 230 basis points for fiscal 2010 to 35.0% from 32.7% for fiscal 2009. The increase was primarily due to product margin improvement of 140 basis points and a 140 basis points decrease in store occupancy costs, partially offset by a 50 basis points increase due to distribution costs primarily associated with the exit costs and other charges of $2.4 million related to the relocation of our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $130.5 million for fiscal 2010 compared to $120.5 million for fiscal 2009, an increase of $10.0 million, or 8.3%. SG&A expenses as a percent of sales decreased by 240 basis points for fiscal 2010 to 27.2% compared to 29.6% for fiscal 2009. The primary contributors to this decrease were 110 basis points due to store operating expense efficiencies gained by growing expenses at a slower rate than sales growth, the effect of the change in accounting estimate for the depreciable lives of our leasehold improvements of 90 basis points (as further explained in Note 2 in our Notes to Consolidated Financial Statements), 60 basis points due to impairment charges of $2.5 million on 21 stores in fiscal 2009 and a 30 basis points impact of a litigation settlement charge of $1.3 million incurred fiscal 2009, partially offset by a 40 basis points impact of a litigation settlement charge of $2.1 million incurred in fiscal 2010.

Exit or Disposal Activities

On March 2, 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. Cumulatively, during fiscal 2010, we recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs, $0.3 million of loss on disposal of long-lived assets and $0.8 million of other costs to exit the facility, partially offset by a $0.2 million benefit for the related deferred rent liability. These amounts are included in cost of goods sold in our consolidated statements of operations.

Net Income

Net income for fiscal 2010 was $24.2 million, or $0.79 per diluted share, compared with net income of $9.1 million, or $0.30 per diluted share, for fiscal 2009. Our effective income tax rate for fiscal 2010 was 37.7% compared to 34.8% for fiscal 2009.

Seasonality and Quarterly Results

As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences. As a result, we have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in our net sales and operating results. Our net sales and operating results are typically lower in the first and second fiscal quarters of our fiscal year, while the back-to-school and winter holiday periods in our third and fourth fiscal quarters historically have accounted for the largest percentage of our annual net sales. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

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

	Fiscal Year Ended January 28, 2012 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$105,851	$112,213	$153,951	$183,859
Gross profit (3)	$33,190	$37,062	$59,921	$71,503
Operating profit	$2,552	$3,550	$22,817	$31,313
Net income	$1,886	$2,591	$14,137	$18,737
Basic earnings per share	$0.06	$0.08	$0.46	$0.61
Diluted earnings per share	$0.06	$0.08	$0.45	$0.60
Number of stores open at the end of the period	408	424	442	444
Comparable store sales increase	12.6%	7.5%	6.0%	9.7%

	Fiscal Year Ended January 29, 2011 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$89,096	$97,702	$135,859	$156,192
Gross profit (3)	$25,325	$30,290	$52,313	$59,893
Operating profit (loss)	$(3,254)	$(2,368)	$18,975	$24,014
Net income (loss)	$(1,900)	$(1,214)	$12,312	$15,005
Basic earnings (loss) per share	$(0.06)	$(0.04)	$0.41	$0.50
Diluted earnings (loss) per share	$(0.06)	$(0.04)	$0.40	$0.49
Number of stores open at the end of the period	381	393	400	400
Comparable store sales increase	9.1%	9.3%	14.4%	13.0%

(1)	All quarters in fiscal year ended January 28, 2012 are 13 week periods ended April 30, 2011, July 30, 2011, October 29, 2011 and January 28, 2012.
(2)	All quarters in fiscal year ended January 29, 2011 are 13 week periods ended May 1, 2010, July 31, 2010, October 30, 2011 and January 29, 2011.
(3)	Gross profit for the first, second and third quarters of the fiscal year ended January 28, 2012 and all quarters for the fiscal year ended January 29, 2011 have been revised to account for the reclassification of certain expenses from selling, general and administrative expenses to cost of goods sold.

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

At January 28, 2012 and January 29, 2011, cash, cash equivalents and current marketable securities were $172.8 million and $128.8 million. Working capital, the excess of current assets over current liabilities, was $197.9 million at the end of fiscal 2011, up 27.4% from $155.4 million at the end of fiscal 2010. The increase in cash, cash equivalents and current marketable securities and working capital in fiscal 2011 were due primarily to the increased cash flow from operations driven primarily by an increase in net income, partially offset by the costs of opening 45 stores in fiscal 2011.

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Total cash provided by (used in)
Operating activities	$68,065	$48,455	$44,572
Investing activities	(68,074)	(43,774)	(77,521)
Financing activities	3,415	5,108	1,460
Effect of exchange rate changes on cash and cash equivalents	16	—	—

Increase (decrease) in cash and cash equivalents	$3,422	$9,789	$(31,489)

Operating Activities

Net cash provided by operating activities increased by $19.6 million in fiscal 2011 to $68.1 million from $48.5 million in fiscal 2010. Net cash provided by operating activities increased by $3.9 million in fiscal 2010 to $48.5 million from $44.6 million in fiscal 2009. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $68.1 million in fiscal 2011 primarily related to net purchases of marketable securities of $42.6 million and capital expenditures of $25.5 million for new store openings and existing store renovations. Net cash used in investing activities was $43.8 million in fiscal 2010 primarily related to capital expenditures of $29.1 million for new store openings, existing store renovations and the purchase of our new distribution center in Corona, California and net purchases of marketable securities of $14.7 million. Net cash used in investing activities was $77.5 million in fiscal 2009 primarily related to net purchases of marketable securities of $61.5 million and capital expenditures for new store openings and existing store renovations of $16.0 million.

Financing Activities

Net cash provided by financing activities in fiscal 2011, 2010 and 2009 was $3.4 million, $5.1 million and $1.5 million related to proceeds from stock option exercise and the associated tax benefits.

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

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of standby letter of credits in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letter of credits in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 28, 2012 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.9 million at January 28, 2012 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 28, 2012.

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

During fiscal 2011, we spent $25.5 million on capital expenditures, related to investment in 45 new stores and 11 remodeled stores at a cost of $21.2 million, $2.4 million for costs associated with the construction of our new home office building in Lynnwood, Washington and $1.9 million in other improvements.

During fiscal 2010, we spent $29.1 million on capital expenditures, related to investment in 27 new stores and 3 remodeled stores at a cost of $9.7 million, the acquisition and build-out costs of our new distribution center in Corona, California of $12.9 million, the acquisition costs of $3.2 million for land for our new home office in Lynnwood, Washington, and $3.3 million in other improvements.

During fiscal 2009, we spent $16.0 million on capital expenditures, related to investment in 36 new stores and 7 remodeled stores at a cost of $14.2 million and $1.8 million in other improvements.

In upcoming fiscal 2012, we expect to spend approximately $42 million to $44 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 50 new stores we plan to open in fiscal 2012, remodels of existing stores and the completion of the construction of our new home office building in Lynnwood, Washington. There can be no assurance that the number of stores that we actually open in fiscal 2012 will not be different from the number of stores we plan to open, or that actual fiscal 2012 capital expenditures will not differ from this expected amount.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended January 28, 2012. The following table summarizes the total amount of future payments due under our contractual obligations at January 28, 2012 (in thousands):

	Total	Fiscal 2012	Fiscal 2013 and Fiscal 2014	Fiscal 2015 and Fiscal 2016	Thereafter
Operating Lease Obligations	$413,953	$55,238	$112,870	$102,499	$143,346
Purchase Obligations	87,202	87,202	—	—	—

Total	$501,155	$142,440	$112,870	$102,499	$143,346

We occupy our retail stores and combined home office and ecommerce fulfillment center under operating leases generally with terms of five to ten years. At January 28, 2012, we were committed to property owners for operating lease obligations for $414.0 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include percentage rent, common area maintenance charges or real estate taxes unless these costs are fixed and determinable.

At January 28, 2012, we had outstanding purchase orders to acquire merchandise from vendors for $87.2 million, including $0.9 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet arrangements at January 28, 2012.

Impact of Inflation/Deflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. However, substantial increases in costs, including the price of raw materials, labor, energy and other inputs used in the production of our merchandise, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and operating results.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2011, our net income would have decreased by $0.2 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term marketable securities balances and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interest at the Daily One Month LIBOR rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At January 28, 2012, we had no borrowings outstanding under our secured revolving credit facility.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements,” under “Part IV, Item 15” of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 28, 2012 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of Zumiez Inc.’s internal control over financial reporting as of January 28, 2012 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part IV, Item 15, “Exhibits and Consolidated Financial Statements.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2012 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 28, 2012 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Years 2011 and 2010” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

Moss Adams LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	March 13, 2012
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ MARC D. STOLZMAN	March 13, 2012
Signature	Date
By: Marc D. Stolzman, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 13, 2012	/S/ WILLIAM M. BARNUM, JR.	March 13, 2012
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director

/S/ MATTHEW L. HYDE	March 13, 2012	/S/ JAMES M. WEBER	March 13, 2012
Signature	Date	Signature	Date
Matthew L. Hyde, Director		James M. Weber, Director

/S/ GERALD F. RYLES	March 13, 2012	/S/ SARAH G. MCCOY	March 13, 2012
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 13, 2012
Signature	Date
Ernest R. Johnson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 28, 2012 and January 29, 2011, and the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three fiscal years in the period ended January 28, 2012, and our report dated March 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of January 28, 2012 and January 29, 2011 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 28, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2012

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2012	January 29, 2011

Assets
Current assets
Cash and cash equivalents	$14,779	$11,357
Marketable securities	158,019	117,444
Receivables	6,284	6,129
Inventories	65,037	56,303
Prepaid expenses and other	7,907	7,210
Deferred tax assets	1,477	2,418

Total current assets	253,503	200,861
Fixed assets, net	89,478	78,248
Goodwill and other intangibles	13,154	13,154
Long-term deferred tax assets	3,109	5,703
Long-term investments	2,380	2,766
Long-term other assets	533	899

Total long-term assets	108,654	100,770
Total assets	$362,157	$301,631

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$21,743	$16,371
Accrued payroll and payroll taxes	9,062	7,580
Income taxes payable	5,835	4,108
Deferred rent and tenant allowances	4,230	3,719
Other liabilities	14,706	13,683

Total current liabilities	55,576	45,461
Long-term deferred rent and tenant allowances	32,321	27,629
Long-term other liabilities	1,983	1,806

Total long-term liabilities	34,304	29,435

Total liabilities	89,880	74,896

Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,170 shares issued and outstanding at January 28, 2012 and 30,835 shares issued and outstanding at January 29, 2011	99,412	91,373
Accumulated other comprehensive income (loss)	135	(17)
Retained earnings	172,730	135,379

Total shareholders’ equity	272,277	226,735

Total liabilities and shareholders’ equity	$362,157	$301,631

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010

Net sales	$555,874	$478,849	$407,603
Cost of goods sold	354,198	311,028	274,396

Gross profit	201,676	167,821	133,207
Selling, general and administrative expenses	141,444	130,454	120,472

Operating profit	60,232	37,367	12,735
Interest income, net	1,836	1,496	1,176
Other (expense) income, net	(379)	(8)	96

Earnings before income taxes	61,689	38,855	14,007
Provision for income taxes	24,338	14,652	4,876

Net income	$37,351	$24,203	$9,131

Basic earnings per share	$1.22	$0.81	$0.31

Diluted earnings per share	$1.20	$0.79	$0.30

Weighted average shares used in computation of earnings per share:
Basic	30,527	29,971	29,499
Diluted	31,119	30,794	30,133

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 31, 2009	29,533	$75,789	$117	$102,045	$177,951

Net income	—	—	—	9,131	9,131
Change in unrealized loss on available-for-sale investments, net of tax of $7	—	—	(16)	—	(16)

Comprehensive income					9,115

Issuance and exercise of stock-based compensation, including tax benefit of $707	718	1,461	—	—	1,461
Stock-based compensation expense	—	4,149	—	—	4,149

Balance at January 30, 2010	30,251	81,399	101	111,176	192,676

Net income	—	—	—	24,203	24,203
Change in unrealized loss on available-for-sale investments, net of tax of $76	—	—	(118)	—	(118)

Comprehensive income					24,085

Issuance and exercise of stock-based compensation, including tax benefit of $3,248	584	5,108	—	—	5,108
Stock-based compensation expense	—	4,866	—	—	4,866

Balance at January 29, 2011	30,835	91,373	(17)	135,379	226,735

Net income	—	—	—	37,351	37,351
Change in unrealized gain on available-for-sale investments, net of tax of $109	—	—	171	—	171
Foreign currency translation, net of tax of $–	—	—	(19)	—	(19)

Comprehensive income					37,503

Issuance and exercise of stock-based compensation, including tax benefit of $1,826	335	2,736	—	—	2,736
Stock-based compensation expense	—	5,303	—	—	5,303

Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income	$37,351	$24,203	$9,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	19,744	17,923	22,092
Deferred taxes	3,441	537	(4,886)
Stock-based compensation expense	5,303	4,866	4,149
Excess tax benefit from stock-based compensation	(1,826)	(3,248)	(707)
Impairment of long-lived assets	130	105	2,538
Other	478	353	105
Changes in operating assets and liabilities:
Receivables	(671)	(998)	(319)
Inventories	(8,833)	(5,387)	1,058
Prepaid expenses and other	(607)	(1,137)	(656)
Trade accounts payable	4,295	(52)	579
Accrued payroll and payroll taxes	1,485	987	1,854
Income taxes payable	2,868	3,350	4,475
Deferred rent and tenant allowances	5,334	1,838	3,917
Other liabilities	(427)	5,115	1,242

Net cash provided by operating activities	68,065	48,455	44,572

Cash flows from investing activities:
Additions to fixed assets	(25,508)	(29,124)	(16,004)
Purchases of marketable securities and other investments	(194,531)	(179,611)	(128,963)
Sales and maturities of marketable securities and other investments	151,965	164,961	67,446

Net cash used in investing activities	(68,074)	(43,774)	(77,521)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation, net of withholding tax payments	1,589	1,860	753
Excess tax benefit from stock-based compensation	1,826	3,248	707

Net cash provided by financing activities	3,415	5,108	1,460

Effect of exchange rate changes on cash and cash equivalents	16	—	—
Net increase (decrease) in cash and cash equivalents	3,422	9,789	(31,489)
Cash and cash equivalents, beginning of period	11,357	1,568	33,057

Cash and cash equivalents, end of period	$14,779	$11,357	$1,568

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$18,014	$10,789	$5,288
Accrual for purchases of fixed assets	3,083	469	1,138
Non-cash investing activity—refundable use tax in fixed assets	(110)	(359)	(1,506)
Non-cash investing activity—asset retirement obligations in fixed assets	224	129	1,095

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At January 28, 2012, we operated 444 stores primarily located in shopping malls, giving us a presence in 38 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and is headquartered in Everett, Washington.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2011 was the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ended January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010.

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

We have reclassified $1.6 million and $0.9 million for the fiscal years ended January 29, 2011 and January 30, 2010 on the consolidated statements of operations from selling, general and administrative expenses to cost of goods sold related to occupancy, fulfillment and warehousing costs associated with our ecommerce business. We have reclassified these expenses to align the classification of our ecommerce business expenses with the classification of other occupancy, distribution and warehousing costs in cost of goods sold. Additionally, we have reclassified $1.0 million and $0.7 million for the fiscal years ended January 29, 2011 and January 30, 2010 on the consolidated statements of operations from selling, general and administrative expenses to cost of goods sold related to additional expenses of our buying and distribution functions.

We have reclassified $21.4 million at January 30, 2010 from cash equivalents to short-term marketable securities related to variable-rate demand notes and municipal bonds, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While these reclassified securities are considered highly liquid, we believe they are more appropriately classified as short-term marketable securities. This reclassification increased net cash used in investing activities by $21.4 million on the consolidated statements of cash flows for the fiscal year ended January 30, 2010.

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows—We determined that we have incorrectly reported certain amounts related to accruals for purchases of fixed assets in our consolidated statements of cash flows for all reporting periods prior to October 29, 2011. Upon subsequent review, we determined that the purchases of fixed assets should be reported as “Cash flows from investing activities” once paid, not upon purchase. In this Form 10-K for the fiscal years ended January 29, 2011 and January 30, 2010, for reasons described below, we are revising our consolidated statements of cash flows so that accruals for purchases of fixed assets are reported once paid, and to provide the required supplemental disclosure on cash flow information for “Accruals for purchases of fixed assets.” All financial information contained in this

Form 10-K gives effect to these revisions. The revisions did not result in a change to our previously-reported revenues, operating profit, net income, cash and cash equivalents, or shareholders’ equity.

We considered all of the relevant quantitative and qualitative factors related to the correction of the error under SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and determined that the impact on previously-issued and current period consolidated financial statements was not material. Therefore, we are revising the prior period consolidated statements of cash flows for the immaterial error in this Form 10-K and are not amending previously-filed reports.

The following tables reconcile our consolidated statements of cash flows from the previously-reported results to the revised results for the fiscal years ended January 29, 2011 and January 30, 2010 (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Consolidated statements of cash flows:
Net cash provided by operating activities (as reported)	$48,692	$45,116
Impact of accrual for fixed assets unpaid as of year end	(237)	(544)

Net cash provided by operating activities (as revised)	$48,455	$44,572

Net cash used in investing activities (as reported)	$(44,011)	$(78,065)
Impact of accrual for fixed assets unpaid as of year end	237	544

Net cash used in investing activities (as revised)	$(43,774)	$(77,521)

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions.

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

Concentration of Risk—We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits, money market accounts and state and local municipal securities. Deposits in these financial institutions may exceed the amount of federal deposit insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents.

Marketable Securities—At January 28, 2012 and January 29, 2011, marketable securities, classified as available-for-sale, were $158.9 million and $118.3 million, and consisted primarily of state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes with original maturities over 90 days. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

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

Inventories—Merchandise inventories are valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at January 28, 2012 and January 29, 2011 in the amounts of $3.2 million and $3.2 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

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

In accordance with our fixed asset policy, we review the estimated useful lives of our fixed assets on an ongoing basis. In fiscal 2010, this review indicated that the actual lives of leasehold improvements were longer than the estimated useful lives used for depreciation purposes in our consolidated financial statements. As a result, effective January 31, 2010, we changed our estimate of the useful lives of our leasehold improvements to the lesser of 10 years or the term of the lease to better reflect the estimated periods during which these assets will remain in service. The useful lives of leasehold improvements were previously estimated to be the lesser of 7 years or the term of the lease. For the fiscal year ended January 29, 2011, the effect of this change in estimate was to reduce depreciation expense by $4.2 million, increase net income by $2.7 million and increase basic and diluted earnings per share by $0.09.

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

Goodwill—We evaluate the recoverability of goodwill annually by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is less than the carrying unit, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired.

Equity Method Investments—We hold a 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million in fiscal 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on the consolidated balance sheets, with the corresponding changes in the fair value recorded in other (expense) income, net on the consolidated statements of operations.

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

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For orders placed through our website, revenue is recognized upon estimated delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. For fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, we recorded net sales related to gift card breakage income of $0.6 million, $0.6 million and $0.7 million. We report shipping revenues within net sales. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at January 28, 2012 and January 29, 2011 was $0.9 million and $0.7 million. The Company offers a return policy of 30 days.

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage and buying, occupancy, distribution and warehousing costs. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. We receive cash consideration from vendors, which has been recorded as a reduction of cost of goods sold if the inventory has sold, as a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, we arrange and pay the freight for our customers and bill them for this service, unless our customers have their product shipped to one of our stores or we have free shipping promotions to our customers, in which case we do not bill our customers. Such amounts billed are included in net sales and the related freight cost is charged to cost of goods sold. For fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, we incurred shipping costs related to ecommerce sales of $4.4 million, $2.6 million and $1.2 million.

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

Advertising—We expense advertising costs as incurred. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $2.5 million, $1.3 million and $0.8 million for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010.

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

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	65.0%	67.5%	66.8%
Weighted-average expected life (in years)	6.25	6.50	6.26
Weighted-average risk-free interest rate	1.1%	2.4%	1.7%
Weighted-average fair value per share of stock options granted	$13.35	$12.24	$4.44

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

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Our product categories as a percentage of merchandise sales for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 is as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Men’s Apparel	33%	32%	31%
Footwear	24%	23%	24%
Accessories	20%	21%	18%
Hardgoods	11%	12%	14%
Junior’s Apparel	10%	10%	11%
Other	2%	2%	2%

Total	100%	100%	100%

Net sales related to our international operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 and long-lived assets related to our international operations at January 28, 2012 and January 29, 2011 were not material and are not reported separately from domestic revenues and long-lived assets.

Recently Adopted Accounting Standards— In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted this guidance in the three months ended January 28, 2012 in connection with our annual goodwill impairment assessment and it did not have a material impact on our financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards— In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our financial position, results of operations or cash flows.

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

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,343	$—	$—	$6,343
Money market funds	5,139	—	—	5,139
State and local government securities	3,297	—	—	3,297

Total cash and cash equivalents	14,779	—	—	14,779

Marketable securities:
Corporate debt securities	2,016	30	—	2,046
State and local government securities	126,047	335	(111)	126,271
Variable-rate demand notes	30,610	—	—	30,610

Total marketable securities	$158,673	$365	$(111)	$158,927

Less: Long-term marketable securities (1)				(908)

Total current marketable securities				$158,019

	January 29, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,160	$—	$—	$7,160
Money market funds	928	—	—	928
State and local government securities	3,269	—	—	3,269

Total cash and cash equivalents	11,357	—	—	11,357

Marketable securities:
Treasury and agency securities	6,043	26	—	6,069
State and local government securities	103,110	125	(195)	103,040
Variable-rate demand notes	9,205	—	—	9,205

Total marketable securities	$118,358	$151	$(195)	$118,314

Less: Long-term marketable securities (1)				(870)

Total current marketable securities				$117,444

(1)	At January 28, 2012 and January 29, 2011, we held one $1.0 million par value auction rate security valued at $0.9 million net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity. For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at January 28, 2012 and January 29, 2011, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 28, 2012
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

Total marketable securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

	January 29, 2011
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

Total marketable securities	$42,761	$(62)	$1,907	$(133)	$44,668	$(195)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. At January 28, 2012 and January 29, 2011, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security that is classified as available-for-sale marketable securities in long-term investments on the consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to February 3, 2008, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets that began in early 2008 have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Should the auction continue to fail, we do not intend to sell the security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves. Additionally, the investment is fully collateralized by the U. S. government. Although we are uncertain as to when the liquidity issues relating to this investment will improve, we consider the issue temporary. As a result of the temporary decline in fair value for our auction rate security, we have recorded an unrealized loss of $0.1 million, which is included in accumulated other comprehensive income (loss) on the consolidated balance sheets at January 28, 2012 and January 29, 2011. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of the investment. It is possible that further declines in fair value may occur, and those declines, if any, would be recognized in accordance with GAAP, and if it is later determined that the fair value of this security is other-than-temporarily impaired, we will record a loss in the consolidated statement of operations. Due to our belief that the market for this investment may take in excess of twelve months to fully recover, we have classified it as a noncurrent asset in long-term investments on the consolidated balance sheets at January 28, 2012 and January 29, 2011.

4. Receivables

At January 28, 2012 and January 29, 2011, receivables on the consolidated balance sheets consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Credit cards receivable	$2,941	$2,468
Tenant allowances receivable	1,158	704
Interest receivable	1,155	1,220
Refundable use tax	191	1,053
Other receivables	839	684

	$6,284	$6,129

We do not extend credit to our customers except through independent third-party credit cards, which are generally collected in several business days. The refundable use tax amounts in the table of $0.2 million and $1.1 million at January 28, 2012 and January 29, 2011 represents an overpayment of use tax on construction costs to build and remodel stores that is expected to be collected or credited from state jurisdictions.

5. Fixed Assets

At January 28, 2012 and January 29, 2011, fixed assets on the consolidated balance sheets consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Leasehold improvements	$102,486	$93,011
Fixtures	56,122	49,738
Land, building and building improvements	19,310	14,890
Computer equipment, software, store equipment and other	17,622	15,586

Fixed assets, at cost	195,540	173,225
Less: accumulated depreciation	(106,062)	(94,977)

Fixed assets, net of accumulated depreciation	$89,478	$78,248

Depreciation expense on fixed assets was $17.4 million, $16.4 million, and $20.3 million for fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

6. Goodwill

We recorded $13.2 million of goodwill as the excess of the purchase price of $15.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with the acquisition of Action Concepts Fast Forward, Ltd. in fiscal 2006. We will continue to assess, in accordance with our goodwill policy as stated in Note 2, whether goodwill is impaired. There was no impairment of goodwill for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

7. Other Liabilities

At January 28, 2012 and January 29, 2011, other liabilities on the consolidated balance sheets consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Accrued payables	$5,177	$3,092
Accrued excise taxes	4,224	3,906
Unredeemed gift cards	3,460	3,260
Accrued legal	120	2,211
Other current liabilities	1,725	1,214

	$14,706	$13,683

8. Revolving Credit Facility

On August 29, 2011, we renewed and amended our secured credit agreement with Wells Fargo Bank, N.A., and the prior facility agreement was terminated. The credit agreement provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of standby letter of credits in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letter of credits in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at January 28, 2012 and January 29, 2011. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.9 million at January 28, 2012 and $0.5 million at January 29, 2011. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 28, 2012.

9. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations and our combined home office and ecommerce fulfillment center generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 is as follows (in thousands). Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Base rent expense	$41,566	$37,140	$35,208
Contingent and other rent expense	27,214	24,660	22,774

Total rent expense	$68,780	$61,800	$57,982

At January 28, 2012, we were committed to property owners for operating lease obligations for $414.0 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at January 28, 2012 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2012	$55,238
Fiscal 2013	57,179
Fiscal 2014	55,691
Fiscal 2015	53,052
Fiscal 2016	49,447
Thereafter	143,346

Total	$413,953

Purchase Commitments—At January 28, 2012 and January 29, 2011, we had outstanding purchase orders to acquire merchandise from vendors of $87.2 million and $76.5 million, including $0.9 million and $0.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

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

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court under case number BC408410 on February 25, 2009. The Complaint alleged causes of action for failure to pay overtime wages to present and former store managers in California, failure to provide meal periods and rest breaks to store managers, failure to reimburse retail employees for clothing required by the Company’s dress code, failure to reimburse retail employees for business expenses, failure to provide store managers with accurate itemized wage statements, failure to pay terminated store managers all wages due at the time of termination, unfair business practices and declaratory relief. Plaintiff filed a First Amended Complaint on April 2, 2010 which added an additional plaintiff/class representative and a new cause of action for penalties for alleged Labor Code violations under the Private Attorneys General Act. We filed an answer to the First Amended Complaint and conducted discovery. On February 8, 2010, we attended a mediation wherein no settlement was reached. Plaintiffs filed their motion for class certification, and we filed our opposition to class certification. Plaintiffs’ reply papers were filed on August 2, 2010. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement was $2.1 million, which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs and claims administration costs. The court granted preliminary approval of the settlement on November 3, 2010, and granted final approval of the settlement on February 23, 2011. The claims administrator distributed the settlement funds pursuant to the Court’s order and the settlement agreement. The accrued charge was recorded in selling, general and administrative expenses on the consolidated statements of operations for the fiscal year ended January 29, 2011 and was paid out on March 10, 2011.

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at January 28, 2012 and January 29, 2011 was $0.5 million and $0.4 million.

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

The following tables summarize assets measured at fair value on a recurring basis at January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,139	$—	$—
State and local government securities	—	3,297	—
Marketable securities:
Corporate debt securities	—	2,046	—
State and local government securities	—	125,363	—
Variable-rate demand notes	—	30,610	—
Long-term investments:
State and local government securities	—	—	908
Equity method investment	—	—	1,472

	January 29, 2011
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$928	$—	$—
State and local government securities	—	3,269	—
Marketable securities:
Treasury and agency securities	—	6,069	—
State and local government securities	—	102,170	—
Variable-rate demand notes	—	9,205	—
Long-term investments:
State and local government securities	—	—	870
Equity method investment	—	—	1,896

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The Level 2 marketable securities primarily include state and local municipal securities, U.S. Treasury securities, U.S. Agency securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

The Level 3 state and local government securities represent a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors.

The Level 3 equity investment represents our 14.3% interest in a manufacturer of apparel and hard goods. The equity investment is valued using comparative market multiples adjusted by an estimated discount factor. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. The investment balance is reported in long-term investments on the consolidated balance sheets, with the corresponding changes in the fair value recorded in other (expense) income, net on the consolidated statements of operations.

The following tables present the changes in the Level 3 fair value category for the fiscal years ended January 28, 2012 and January 29, 2011 (in thousands):

	State and Local Government Securities	Equity Investment
Balance at January 31, 2009	$1,767	$—

Sales	(1,000)	—
Unrealized gain included in accumulated other comprehensive income (loss)	105	—

Balance at January 30, 2010	872	—

Purchases	—	2,000
Unrealized loss included in accumulated other comprehensive income (loss)	(2)	—
Unrealized loss included in other (expense) income, net	—	(104)

Balance at January 29, 2011	870	1,896

Unrealized gain included in accumulated other comprehensive income (loss)	38	—
Unrealized loss included in other (expense) income, net	—	(424)

Balance at January 28, 2012	$908	$1,472

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis at January 28, 2012, January 29, 2011 and January 30, 2010 (in thousands):

Long-Lived Assets Held and Used	Fair Value (as of period end)	Using Significant Unobservable Inputs (Level 3 Measurements)	Net Loss (for the fiscal year ended)
January 28, 2012	$51	$51	$130
January 29, 2011	$117	$117	$105
January 30, 2010	$30	$30	$2,538

During the fiscal year ended January 28, 2012, in accordance with the accounting for impairments of long-lived assets classified as held and used, two stores with a net fixed asset carrying amount of $0.2 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.1 million. During the fiscal year ended January 29, 2011, two stores with a net fixed asset carrying amount of $0.2 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.1 million. During the fiscal year ended January 30, 2010, 21 stores with a net fixed asset carrying amount of $2.6 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $2.5 million. These non-cash impairment charges are included in selling, general and administrative expenses. The fair value was determined using a discounted cash flow model at a store level. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. If our actual sales, gross profit or operating expenses differ from our estimates, the carrying value of certain store assets may prove unrecoverable and we may incur additional impairment charges in the future.

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

Stock Options—On July 21, 2009, we completed an offer to exchange certain employee stock options issued under the 2005 Equity Incentive Plan (“Exchange Offer”). Certain previously granted stock options were exchanged for new, lower-priced stock options granted on a one and one half-for-one basis (1.5:1). An aggregate of 460,700 previously granted stock options were exchanged for an aggregate of 307,138 new stock options granted pursuant to the Exchange Offer with an exercise price of $8.64 per share. The new stock option grants vest annually over a four-year period beginning on the first anniversary of the date granted. The Exchange Offer resulted in a nominal increase in stock-based compensation expense.

The following table summarizes our stock option activity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 (in thousands except weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2009	1,793	$17.13

Granted (2)	528	$8.03
Exercised	(258)	$1.64
Forfeited (3)	(568)	$29.50

Outstanding at January 30, 2010	1,495	$11.88

Granted	58	$19.13
Exercised	(392)	$3.70
Forfeited	(43)	$18.68

Outstanding at January 29, 2011	1,118	$14.86

Granted	90	$22.33
Exercised	(183)	$7.17
Forfeited	(137)	$21.45

Outstanding at January 28, 2012	888	$16.18	5.54	$11,885

Exercisable at January 28, 2012	479	$18.66	4.92	$5,620

Vested or expected to vest at January 28, 2012 (4)	876	$16.16	5.50	$11,758

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money options outstanding at the end of the fiscal year. The market value per share was $28.33 at January 28, 2012.
(2)	Includes 307,138 stock options issued pursuant to the Exchange Offer.
(3)	Includes 460,700 stock options exchanged in the Exchange Offer.
(4)	Includes outstanding vested options as well as outstanding, non-vested options after a forfeiture rate is applied.

The following table summarizes additional information related to stock option activity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Aggregate intrinsic value of stock options exercised	$3,257	$7,909	$2,489
Vest-date fair value of stock options vested	$3,809	$2,094	$1,400

The following table summarizes information concerning outstanding and exercisable options at January 28, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Number of Options (in thousands)
$ 3.87	116	2.6	79
6.88	140	7.1	60
8.64	194	4.7	68
14.00-20.01	182	7.5	74
25.31-27.31	109	5.5	65
$ 33.59-37.95	147	5.0	133

Total	888		479

Restricted Stock—The following table summarizes our restricted stock activity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 (in thousands except weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2009	285	$15.49

Granted	450	$7.17
Vested	(81)	$16.17
Forfeited	(32)	$9.80

Outstanding at January 30, 2010	622	$9.67

Granted	196	$19.19
Vested	(195)	$10.11
Forfeited	(31)	$11.99

Outstanding at January 29, 2011	592	$12.55

Granted	188	$25.14
Vested	(221)	$12.47
Forfeited	(56)	$17.01

Outstanding at January 28, 2012	503	$16.79	$14,248

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the fiscal year. The market value per share was $28.33 at January 28, 2012.

The following table summarizes additional information related to restricted stock activity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Vest-date fair value of restricted stock vested	$5,524	$3,734	$674

Stock-Based Compensation—We recorded $5.3 million, $4.9 million and $4.1 million of total stock-based compensation expense for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

At January 28, 2012, there was $6.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.4 years.

12. Employee Benefit Plans

The Zumiez Investment Plan (Z.I.P.) is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees that have been with the Company for a year, work an average of thirty hours a week and are twenty-one or older are eligible to participate in the Z.I.P. Our 401(k) matching and profit-sharing contributions are discretionary and are determined annually by management. We committed $0.5 million, $0.4 million and $0.2 million to the plan for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

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

13. Income Taxes

The components of deferred income taxes at January 28, 2012 and January 29, 2011 are (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Deferred rent	$14,205	$12,172
Employee benefits, including stock based compensation	5,794	6,001
Accrued liabilities	1,164	1,783
Inventory	507	897
Other	452	333

Total deferred tax assets	22,122	21,186

Deferred tax liabilities:
Property and equipment	(14,997)	(10,986)
Goodwill and other intangibles	(2,042)	(1,714)
Other	(497)	(365)

Total deferred tax liabilities	(17,536)	(13,065)

Net deferred tax assets	$4,586	$8,121

The components of the provision for income taxes for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 are (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$17,013	$11,813	$7,760
State	3,884	2,324	2,002

Total current	20,897	14,137	9,762

Deferred:
Federal	3,358	662	(3,872)
State	83	(147)	(1,014)

Total deferred	3,441	515	(4,886)

Provision for income taxes	$24,338	$14,652	$4,876

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	4.1	3.4	4.6
Tax exempt interest	(0.9)	(1.2)	(2.9)
Other	1.3	0.5	(1.9)

Effective tax rate	39.5%	37.7%	34.8%

We did not have unrealized tax benefits related to uncertain tax positions recorded at January 28, 2012 or January 29, 2011. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2008, and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2007.

14. Comprehensive Income

Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net income	$37,351	$24,203	$9,131
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	171	(118)	(16)
Net change in foreign currency translation adjustments	(19)	—	—

Comprehensive income	$37,503	$24,085	$9,115

The components of accumulated other comprehensive income (loss) at January 28, 2012 and January 29, 2011 is as follows (in thousands):

	January 28, 2012	January 29, 2011
Unrealized gains (losses) on available-for-sale investments, net of tax	$154	$(17)
Cumulative foreign currency translation adjustments (1)	(19)	—

Accumulated other comprehensive income (loss)	$135	$(17)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

15. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net income	$37,351	$24,203	$9,131
Weighted average common shares for basic earnings per share	30,527	29,971	29,499
Dilutive effect of stock options and restricted stock	592	823	634

Weighted average common shares for diluted earnings per share	31,119	30,794	30,133

Basic earnings per share	$1.22	$0.81	$0.31

Diluted earnings per share	$1.20	$0.79	$0.30

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.3 million, 0.3 million and 0.4 million for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

16. Exit or Disposal Activities

During the fiscal year ending January 29, 2011, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility from Everett, Washington to this facility. We believe that we will be more effective distributing our products through a distribution center located in Corona, California due to the majority of our vendors being located in Southern California. In July 2010, we entered into an amendment of the lease for our combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period. The lease termination costs recorded reflect the present value of these future charges.

In conjunction with the closure of the Everett, Washington distribution facility, during the fiscal year ended January 29, 2011, we recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.8 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit for the related deferred rent liability. These amounts are included in cost of goods sold on the consolidated statements of operations.

The following table is a summary of the exit and disposal activity and liability balances as a result of this relocation (in thousands):

	Employee benefit costs	Lease termination costs	Other exit costs	Total
January 30, 2010	$—	$—	$—	$—
Additions	882	1,051	806	2,739
Payments	(876)	(305)	(806)	(1,987)
Adjustments (1)	9	(453)	—	(444)

January 29, 2011 (2)	15	293	—	308
Payments	(15)	(59)	—	(74)
Adjustments	—	7	—	7

January 28, 2012 (2)	$—	$241	$—	$241

(1)	The lease termination cost adjustment primarily represents the difference between the calculated lease termination cost as a result of the amended lease and our initial estimate of lease termination costs recorded on the cease use date.
(2)	The exit or disposal provisions are included in other liabilities and long-term other liabilities on the consolidated balance sheets at January 28, 2012 and are included in accured payroll and payroll taxes, other liabilities and long-term other liabilities on the consolidated balance sheets at January 29, 2011.

17. Related Party Transactions

We committed charitable contributions to Zumiez Foundation of $0.7 million, $0.6 million and $0.3 million for fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. We have accrued charitable contributions payable to Zumiez Foundation at January 28, 2012 and January 29, 2011 of $0.6 million and $0.6 million. Zumiez Foundation is a charitable based nonprofit organization focused on meeting the various needs of the under-privileged in communities where we have retail stores. The Company’s Chairman of the Board is also the President of Zumiez Foundation.

18. Subsequent Events

On February 6, 2012, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas. We plan to relocate our current ecommerce fulfillment center in Everett, Washington to this facility and begin operations in the second quarter of fiscal 2012. In conjunction with the plan to relocate the ecommerce fulfillment center, we expect to incur approximately $0.9 million to $1.0 million in expenses related to the move. Such charges consist of approximately $0.5 million to $0.6 million of severance and other employee related costs and approximately $0.4 million in moving and new facility costs to transition to the new location. Additionally, we plan to relocate our corporate headquarters in Everett, Washington to Lynnwood, Washington in the second quarter of fiscal 2012. Once the ecommerce fulfillment center and corporate headquarters have relocated, we expect to incur charges of approximately $1.2 million associated with estimated moving expenses and lease termination costs.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2008]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010. [Incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010]

10.18	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo HSBC Trade Bank, N.A. dated August 29, 2011. [Incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Company on August 31, 2011]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011; (ii) Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) Notes to Consolidated Financial Statements. (1)

(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Copies of Exhibits may be obtained upon request directed to the attention of our Chief Financial Officer, 6300 Merrill Creek Parkway, Suite B, Everett, WA 98203, and are available at the SEC’s website found at www.sec.gov.