Form 10-Q
period 2012-04-28
Zumiez Inc
filed 2012-05-22
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

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

At May 15, 2012, there were 31,326,620 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 28, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,962	$14,779
Marketable securities	163,243	158,019
Receivables	8,700	6,284
Income taxes receivable	3,325	—
Inventories	70,435	65,037
Prepaid expenses and other	8,295	7,907
Deferred tax assets	1,837	1,477

Total current assets	263,797	253,503

Fixed assets, net	96,275	89,478
Goodwill	13,154	13,154
Long-term deferred tax assets	2,808	3,109
Long-term investments	2,351	2,380
Long-term other assets	541	533

Total long-term assets	115,129	108,654

Total assets	$378,926	$362,157

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$36,514	$21,743
Accrued payroll and payroll taxes	7,086	9,062
Income taxes payable	—	5,835
Deferred rent and tenant allowances	4,350	4,230
Other liabilities	14,452	14,706

Total current liabilities	62,402	55,576

Long-term deferred rent and tenant allowances	34,045	32,321
Long-term other liabilities	2,060	1,983

Total long-term liabilities	36,105	34,304

Total liabilities	98,507	89,880

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,324 shares issued and outstanding at April 28, 2012 and 31,170 shares issued and outstanding at January 28, 2012	102,971	99,412
Accumulated other comprehensive income	191	135
Retained earnings	177,257	172,730

Total shareholders’ equity	280,419	272,277

Total liabilities and shareholders’ equity	$378,926	$362,157

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	$129,899	$105,851
Cost of goods sold	87,798	72,661

Gross profit	42,101	33,190

Selling, general and administrative expenses	34,839	30,638

Operating profit	7,262	2,552

Interest income, net	490	513
Other income, net	17	55

Earnings before income taxes	7,769	3,120
Provision for income taxes	3,242	1,234

Net income	$4,527	$1,886

Basic earnings per share	$0.15	$0.06

Diluted earnings per share	$0.14	$0.06

Weighted average shares used in computation of earnings per share:
Basic	30,779	30,343

Diluted	31,401	31,084

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net income	$4,527	$1,886
Other comprehensive income, net of tax and reclassification adjustments:
Foreign currency translation	96	47
Net change in unrealized (loss) gain on available-for-sale investments	(40)	49

Other comprehensive income	56	96

Comprehensive income	$4,583	$1,982

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	4,527	4,527
Other comprehensive income, net of tax	—	—	56	—	56
Issuance and exercise of stock-based compensation, including tax benefit of $1,710	154	1,953	—	—	1,953
Stock-based compensation expense	—	1,606	—	—	1,606

Balance at April 28, 2012	31,324	$102,971	$191	$177,257	$280,419

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	1,886	1,886
Other comprehensive income, net of tax	—	—	96	—	96
Issuance and exercise of stock-based compensation, including tax benefit of $1,054	172	1,227	—	—	1,227
Stock-based compensation expense	—	1,386	—	—	1,386

Balance at April 30, 2011	31,007	$93,986	$79	$137,265	$231,330

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$4,527	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,275	4,705
Deferred taxes	(35)	1,488
Stock-based compensation expense	1,606	1,386
Excess tax benefit from stock-based compensation	(1,710)	(1,054)
Other	(74)	(5)
Changes in operating assets and liabilities:
Receivables	(2,172)	(2,110)
Inventories	(5,355)	(6,841)
Prepaid expenses and other	(411)	245
Trade accounts payable	14,297	13,470
Accrued payroll and payroll taxes	(1,978)	(1,348)
Income taxes payable	(7,443)	(5,963)
Deferred rent and tenant allowances	1,821	1,949
Other liabilities	(2,549)	(4,167)

Net cash provided by operating activities	5,799	3,641

Cash flows from investing activities:
Additions to fixed assets	(8,519)	(2,540)
Purchases of marketable securities and other investments	(43,375)	(39,281)
Sales and maturities of marketable securities and other investments	37,317	38,843

Net cash used in investing activities	(14,577)	(2,978)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation, net of withholding tax payments	243	173
Excess tax benefit from stock-based compensation	1,710	1,054

Net cash provided by financing activities	1,953	1,227

Effect of exchange rate changes on cash and cash equivalents	8	43

Net (decrease) increase in cash and cash equivalents	(6,817)	1,933
Cash and cash equivalents, beginning of period	14,779	11,357

Cash and cash equivalents, end of period	$7,962	$13,290

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	10,705	5,710
Accrual for purchases of fixed assets	5,840	2,722

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At April 28, 2012, we operated 455 stores primarily located in shopping malls, giving us a presence in 39 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, bicycle motocross (or “BMX”) and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. In addition, we operate a website that sells merchandise online and provides content and a community for our target customers. The Company was formed in August 1978 and its home office is currently located in Everett, Washington.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2012 is the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. The first three months of fiscal 2012 was the 13-week period ended April 28, 2012. The first three months of fiscal 2011 was the 13-week period ended April 30, 2011.

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

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheets, operating results and cash flows for the periods presented.

The financial data at January 28, 2012 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 28, 2012, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonal and other factors.

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

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $0.2 million for the three months ended April 30, 2011 on the consolidated statements of income from selling, general and administrative expenses to cost of goods sold related to additional expenses of our buying and distribution functions.

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows—We determined that we have incorrectly reported certain amounts related to accruals for purchases of fixed assets in our consolidated statements of cash flows for all reporting periods prior to October 29, 2011. Upon subsequent review, we determined that the purchases of fixed assets should be reported as “Cash flows from investing activities” once paid, not upon purchase. In this Form 10-Q for the three months ended April 30, 2011, for reasons described below, we are revising our consolidated statements of cash flows so that accruals for purchases of fixed assets are reported once paid, and to provide the required supplemental disclosure on cash flow information for “Accruals for purchases of fixed assets.” All financial information contained in this Form 10-Q gives effect to these revisions. The revisions did not result in a change to our previously-reported revenues, operating profit, net income, cash and cash equivalents, or shareholders’ equity.

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

The following tables reconcile our consolidated statements of cash flows from the previously-reported results to the revised results for the three months ended April 30, 2011 (in thousands):

Three Months Ended
April 30, 2011
Condensed consolidated statements of cash flows:
Net cash provided by operating activities (as reported)	$6,107
Impact of accrual for fixed assets unpaid as of quarter end	(2,466)

Net cash provided by operating activities (as revised)	$3,641

Net cash used in investing activities (as reported)	$(5,444)
Impact of accrual for fixed assets unpaid as of quarter end	2,466

Net cash used in investing activities (as revised)	$(2,978)

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards—In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted this guidance in the three months ended January 28, 2012 in connection with our annual goodwill impairment assessment and it did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the three months ended April 28, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance that amends certain accounting and disclosure requirements related to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance in the three months ended April 28, 2012. The adoption did not have a material impact on our financial position, results of operations or cash flows.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at April 28, 2012 and January 28, 2012 (in thousands):

	April 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,265	$—	$—	$4,265
Money market funds	805	—	—	805
State and local government securities	2,892	—	—	2,892

Total cash and cash equivalents	7,962	—	—	7,962

Marketable securities:
Corporate debt securities	3,695	44	—	3,739
State and local government securities	138,623	322	(177)	138,768
Variable-rate demand notes	21,625	—	—	21,625

Total marketable securities	$163,943	$366	$(177)	$164,132

Less: Long-term marketable securities (1)				(889)

Total current marketable securities				$163,243

	January 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,343	$—	$—	$6,343
Money market funds	5,139	—	—	5,139
State and local government securities	3,297	—	—	3,297

Total cash and cash equivalents	14,779	—	—	14,779

Marketable securities:
Corporate debt securities	2,016	30	—	2,046
State and local government securities	126,047	335	(111)	126,271
Variable-rate demand notes	30,610	—	—	30,610

Total marketable securities	$158,673	$365	$(111)	$158,927

Less: Long-term marketable securities (1)				(908)

Total current marketable securities				$158,019

(1)	At April 28, 2012 and January 28, 2012, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term investments on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three months ended April 28, 2012 and April 30, 2011, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at April 28, 2012 and January 28, 2012, and the length of time that individual securities have been in a continuous loss position (in thousands):

	April 28, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	32,133	(66)	1,395	(111)	33,528	(177)

Total marketable securities	$32,133	$(66)	$1,395	$(111)	$33,528	$(177)

	January 28, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	20,900	(19)	1,408	(92)	22,308	(111)

Total marketable securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

We did not record a realized loss for other-than-temporary impairments during the three months ended April 28, 2012 and April 30, 2011. At April 28, 2012 and January 28, 2012, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security. We do not intend to sell this security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves.

4. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations, our current combined home office and ecommerce fulfillment center in Everett, Washington and our future ecommerce fulfillment center in Edwardsville, Kansas generally with terms of five to ten years. Total rent expense, base rent expense and contingent and other rent expense for the three months ended April 28, 2012 and April 30, 2011 is as follows (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Base rent expense	$11,061	$9,868
Contingent and other rent expense (1)	7,056	6,116

Total rent expense	$18,117	$15,984

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

At April 28, 2012, we were committed to property owners for operating lease obligations for $450.4 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at April 28, 2012 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2012	$43,327
Fiscal 2013	60,885
Fiscal 2014	60,132
Fiscal 2015	57,598
Fiscal 2016	54,342
Thereafter	174,078

Total	$450,362

Purchase Commitments—At April 28, 2012, we had outstanding purchase orders to acquire merchandise from vendors of $124.2 million, including $0.1 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

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

Insurance Reserves—We are responsible for medical and dental insurance claims up to a specified aggregate amount. We maintain a reserve for estimated medical and dental insurance claims based on historical claims experience and other estimated assumptions. The insurance reserve at April 28, 2012 and January 28, 2012 was $0.5 million and $0.5 million.

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

The following tables summarize assets measured at fair value on a recurring basis at April 28, 2012 and January 28, 2012 (in thousands):

	April 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$805	$—	$—
State and local government securities	—	2,892	—
Marketable securities:
Corporate debt securities	—	3,739	—
State and local government securities	—	137,879	—
Variable-rate demand notes	—	21,625	—
Long-term investments:
State and local government securities	—	—	889
Equity investment	—	—	1,462

Total	$805	$166,135	$2,351

	January 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,139	$—	$—
State and local government securities	—	3,297	—
Marketable securities:
Corporate debt securities	—	2,046	—
State and local government securities	—	125,363	—
Variable-rate demand notes	—	30,610	—
Long-term investments:
State and local government securities	—	—	908
Equity investment	—	—	1,472

Total	$5,139	$161,316	$2,380

The Level 2 marketable securities primarily include state and local municipal securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

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

There were no assets measured at fair value on a nonrecurring basis for the three months ended April 28, 2012 and April 30, 2011.

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the three months ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Dividend yield	—%	—%
Volatility rate	66.71%	65.07%
Average expected life (in years)	6.25	6.25
Average risk-free interest rate	1.24%	1.54%
Weighted-average fair value per share of stock options granted	$21.13	$15.28

The following table summarizes our stock option activity for the three months ended April 28, 2012 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 28, 2012	888	$16.18
Granted year to date	32	$34.57
Exercised year to date	(16)	$8.75

Outstanding at April 28, 2012	904	$16.96	5.09	$19,117

Exercisable at April 28, 2012	564	$18.52	4.96	$11,115

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period. The market value per share was $38.23 at April 28, 2012.

The following table summarizes our restricted stock activity for the three months ended April 28, 2012 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 28, 2012	503	$16.79
Granted year to date	126	$34.62
Vested year to date	(204)	$14.18
Forfeited year to date	(2)	$27.70

Outstanding at April 28, 2012	423	$23.30	$16,158

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter. The market value per share was $38.23 at April 28, 2012.

We recorded $1.6 million and $1.4 million of total stock-based compensation expense for the three months ended April 28, 2012 and April 30, 2011.

At April 28, 2012, there was $9.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.6 years.

7. Earnings Per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 28, 2012 and April 30, 2011 (in thousands, except per share amounts).

	Three Months Ended
	April 28, 2012	April 30, 2011
Net income	$4,527	$1,886
Weighted average common shares for basic earnings per share	30,779	30,343
Dilutive effect of stock options and restricted stock	622	741

Weighted average common shares for diluted earnings per share	31,401	31,084

Basic earnings per share	$0.15	$0.06

Diluted earnings per share	$0.14	$0.06

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million and 0.3 million for the three months ended April 28, 2012 and April 30, 2011.

8. Exit or Disposal Activities

Distribution Center Relocation—In fiscal 2010, we acquired a 168,450 square foot building in Corona, California for $11.8 million and we have relocated our distribution facility to this facility to be more effective at distributing our products. In fiscal 2010, we entered into an amendment of the lease for our current combined home office, ecommerce fulfillment center and the exited distribution facility in Everett, Washington, which terminated our lease commitments for a portion of the leased space in exchange for additional charges to be paid over the life of the remaining lease period (through June 2017). The lease termination costs recorded reflect the present value of these future charges.

The following table is a summary of the exit and disposal activity and liability balances as a result of the distribution center relocation for the three months ended April 28, 2012 (in thousands):

Lease termination costs
January 28, 2012	$241
Payments	(10)

April 28, 2012 (1)	$231

(1)	The exit or disposal provisions related to the distribution center relocation at April 28, 2012 are included in other liabilities and long-term other liabilities on the condensed consolidated balance sheets.

Home Office and Ecommerce Fulfillment Center Relocation—On February 6, 2012, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas. We plan to relocate our current ecommerce fulfillment center in Everett, Washington to this facility and begin operations in the second quarter of fiscal 2012. We believe that the Edwardsville, Kansas fulfillment center will provide the additional capacity needed to support the continued growth of our ecommerce business, while also increasing the speed at which we get product to our customers and lowering the freight and distribution costs once the Edwardsville, Kansas fulfillment center is running effectively and at full capacity.

In conjunction with the plan to relocate the ecommerce fulfillment center, we expect to incur approximately $0.8 million to $0.9 million in expenses related to the move. Such charges consist of approximately $0.5 million to $0.6 million of severance and other employee related costs and approximately $0.3 million in moving and new facility costs to transition to the new location. Additionally, we plan to relocate our home office in Everett, Washington to Lynnwood, Washington in the second quarter of fiscal 2012. Once the ecommerce fulfillment center and home office have relocated, we expect to incur charges of approximately $1.2 million associated with estimated moving expenses and lease termination costs.

During the three months ended April 28, 2012, in conjunction with the ecommerce fulfillment relocation from Everett, Washington to Edwardsville, Kansas, we recorded $0.2 million of severance and other employee related costs and $0.1 million in other exit costs. These amounts were included in cost of goods sold on the condensed consolidated statements of income.

The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center relocation for the three months ended April 28, 2012 (in thousands):

	Employee benefit costs	Other exit costs	Total
January 28, 2012	$—	$—	$—
Additions	213	69	282
Payments	(61)	(38)	(99)

April 28, 2012 (1)	$152	$31	$183

(1)	The exit or disposal provisions related to the ecommerce fulfillment center relocation at April 28, 2012 are included in accrued payroll and payroll taxes and other liabilities on the condensed consolidated balance sheets.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 13, 2012 and in this Form 10-Q.

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

Overview

We are a specialty retailer of action sports related apparel, footwear, equipment and accessories operating under the Zumiez brand name. At April 28, 2012, we operated 455 stores primarily located in shopping malls, giving us a presence in 39 states and Canada. Our stores cater to young men and women between the ages of 12 and 24 who seek popular brands representing a lifestyle centered on activities that include skateboarding, surfing, snowboarding, BMX and motocross. We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities and is otherwise unavailable in most malls. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 7.7% and 6.2% of total net sales for the three months ended April 28, 2012 and April 30, 2011. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of goods sold	67.6	68.7

Gross profit	32.4	31.3
Selling, general and administrative expenses	26.8	28.9

Operating profit	5.6	2.4
Interest and other income, net	0.4	0.5

Earnings before income taxes	6.0	2.9
Provision for income taxes	2.5	1.1

Net income	3.5%	1.8%

Three Months (13 weeks) Ended April 28, 2012 Compared With Three Months (13 weeks) Ended April 30, 2011

Net Sales

Net sales were $129.9 million for the three months ended April 28, 2012 compared to $105.9 million for the three months ended April 30, 2011, an increase of $24.0 million or 22.7%. The increase reflected a comparable store sales increase of 12.9% for the three months ended April 28, 2012 as well as the net addition of 47 stores (48 new stores offset by one store closure) subsequent to April 30, 2011.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in men’s clothing, footwear, junior’s clothing, hardgoods and accessories were slightly offset by a comparable store sales decrease in boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $42.1 million for the three months ended April 28, 2012 compared to $33.2 million for the three months ended April 30, 2011, an increase of $8.9 million, or 26.8%. As a percent of net sales, gross profit increased 110 basis points for the three months ended April 28, 2012 to 32.4% from 31.3% for the three months ended April 30, 2011. The increase was primarily due to a 110 basis points impact from leveraging our store occupancy costs on a 22.7% net sales increase and 50 basis points due to distribution center efficiencies. These increases were partially offset by a 40 basis points increase in ecommerce fulfillment expenses partially related to the impact of exit costs and other charges of $0.3 million incurred during the three months ended April 28, 2012 related to the relocation of our ecommerce fulfillment center.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $34.8 million for the three months ended April 28, 2012 compared to $30.6 million for the three months ended April 30, 2011, an increase of $4.2 million, or 13.7%. SG&A expenses as a percent of net sales decreased by 210 basis points for the three months ended April 28, 2012 to 26.8% compared to 28.9% for the three months ended April 30, 2011. The decrease was primarily due to 150 basis points in store operating efficiencies and a 50 basis points decrease in corporate costs.

Net Income

Net income for the three months ended April 28, 2012 was $4.5 million, or $0.14 per diluted share, compared with net income of $1.9 million, or $0.06 per diluted share, for the three months ended April 30, 2011. Our effective income tax rate for the three months ended April 28, 2012 was 41.7% compared to 39.6% for the three months ended April 30, 2011.

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

During fiscal 2012, we expect to spend approximately $42 million to $44 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 50 new stores we plan to open in fiscal 2012, remodels of existing stores and the completion of the construction of our new home office building in Lynnwood, Washington. There can be no assurance that the number of stores that we actually open in fiscal 2012 will not be different from the number of stores we plan to open, or that actual fiscal 2012 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $2.2 million to $5.8 million for the three months ended April 28, 2012 from $3.6 million for the three months ended April 30, 2011. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $14.6 million for the three months ended April 28, 2012, related to $8.5 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington and $6.1 million in net purchases of marketable securities. Net cash used in investing activities was $3.0 million for the three months ended April 30, 2011, related to $2.6 million of capital expenditures primarily for new store openings and $0.4 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended April 28, 2012 and April 30, 2011 was $2.0 million and $1.2 million related to proceeds from stock-based compensation exercises and the related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at April 28, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.1 million at April 28, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at April 28, 2012.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended April 28, 2012. The following table summarizes the total amount of future payments due under our contractual obligations at April 28, 2012 (in thousands):

	Total	Fiscal 2012	Fiscal 2013 and Fiscal 2014	Fiscal 2015 and Fiscal 2016	Thereafter
Operating lease obligations	$450,362	$43,327	$121,017	$111,940	$174,078
Purchase obligations	124,217	124,217	—	—	—

Total	$574,579	$167,544	$121,017	$111,940	$174,078

We occupy our retail stores, our current combined home office and ecommerce fulfillment center in Everett, Washington and our future ecommerce fulfillment center in Edwardsville, Kansas under operating leases generally with terms of five to ten years. At April 28, 2012, we were committed to property owners for operating lease obligations for $450.4 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the above table do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable.

At April 28, 2012, we had outstanding purchase orders to acquire merchandise from vendors of $124.2 million, including $0.1 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at April 28, 2012.

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

In fiscal 2011, we opened store locations in Canada and we plan to continue to open stores in Canada in fiscal 2012. The Canadian market may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new stores in that market may be less successful than our stores in the United States. Additionally, consumers in the Canadian market may not be familiar with our brand, and we may need to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able penetrate or successfully operate in the Canadian market. We may also incur additional costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

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

Our quarterly results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. As discussed above, our sales and operating results are typically lower in the first and second fiscal quarters of our fiscal year due, in part, to the traditional retail slowdown immediately following the winter holiday season. Our quarterly results of operations are affected by a variety of other factors, including:

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores, distribution center and ecommerce fulfillment center particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

We are relocating our ecommerce fulfillment center located in Everett, Washington to Edwardsville, Kansas during the second quarter of fiscal 2012. As a result, events may occur during the relocation period and the operating periods subsequent to the relocation that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

We do not own any of our retail stores, our current combined home office and ecommerce fulfillment center in Everett, Washington or our future ecommerce fulfillment center in Edwardsville, Kansas, but instead we lease these facilities under operating leases. Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $18.1 million and $16.0 million for the three months ended April 28, 2012 and April 30, 2011. At April 28, 2012, we were committed to property owners for operating leases obligations for $450.4 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of standby letter of credits in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letter of credits in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at April 28, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.1 million at April 28, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at April 28, 2012.

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

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs, and could divert management’s attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. There can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition. Additionally, while we maintain director and officer liability insurance for litigation surrounding investor lawsuits, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured.

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

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At April 28, 2012, we had $162.4 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill recorded on the condensed consolidated balance sheets.

Goodwill and other intangible assets with indefinite lives is required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill as a result of our impairment analysis could result in a non-cash goodwill impairment charge to our statements of income. A goodwill impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

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

Our market risk profile at April 28, 2012 has not significantly changed since January 28, 2012. Our market risk profile at January 28, 2012 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 28, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 28, 2012. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 28, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 28, 2012—February 25, 2012	—	$—	—	—
February 26, 2012—March 31, 2012	4,916	$35.17	—	—
April 1, 2012—April 28, 2012	—	$—	—	—

Total	4,916		—

(1)	During the thirteen weeks ended April 28, 2012, 4,916 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended April 28, 2012 and April 30, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 28, 2012 and April 30, 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 28, 2012 and April 30, 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 28, 2012 and April 30, 2011; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

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

ZUMIEZ INC.

Dated: May 22, 2012	By:	/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)