Form 10-Q
period 2012-07-28
Zumiez Inc
filed 2012-09-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 204th Street SW, Lynnwood, WA 98036

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

At August 29, 2012, there were 31,354,697 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 28, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,610	$14,779
Marketable securities	84,212	158,019
Receivables	11,255	6,284
Income taxes receivable	747	—
Inventories	99,699	65,037
Prepaid expenses and other	9,909	7,907
Deferred tax assets	4,019	1,477

Total current assets	222,451	253,503

Fixed assets, net	111,411	89,478
Goodwill	59,547	13,154
Intangible assets, net	19,383	—
Long-term other assets	5,353	6,022

Total long-term assets	195,694	108,654

Total assets	$418,145	$362,157

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$57,630	$21,743
Accrued payroll and payroll taxes	7,637	9,062
Income taxes payable	1,257	5,835
Deferred rent and tenant allowances	4,579	4,230
Other liabilities	18,566	14,706

Total current liabilities	89,669	55,576

Long-term deferred rent and tenant allowances	36,329	32,321
Long-term deferred tax liabilities	5,256	—
Long-term debt and other liabilities	4,454	1,983

Total long-term liabilities	46,039	34,304

Total liabilities	135,708	89,880

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,353 shares issued and outstanding at July 28, 2012 and 31,170 shares issued and outstanding at January 28, 2012	104,862	99,412
Accumulated other comprehensive (loss) income	(1,768)	135
Retained earnings	179,343	172,730

Total shareholders’ equity	282,437	272,277

Total liabilities and shareholders’ equity	$418,145	$362,157

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$135,066	$112,213	$264,965	$218,064
Cost of goods sold	88,641	75,151	176,439	147,812

Gross profit	46,425	37,062	88,526	70,252

Selling, general and administrative expenses	42,647	33,512	77,486	64,150

Operating profit	3,778	3,550	11,040	6,102

Interest income, net	427	434	917	947
Other income, net	611	3	628	58

Earnings before income taxes	4,816	3,987	12,585	7,107
Provision for income taxes	2,730	1,396	5,972	2,630

Net income	$2,086	$2,591	$6,613	$4,477

Basic earnings per share	$0.07	$0.08	$0.21	$0.15

Diluted earnings per share	$0.07	$0.08	$0.21	$0.14

Weighted average shares used in computation of earnings per share:
Basic	30,922	30,521	30,847	30,432

Diluted	31,460	31,081	31,439	31,072

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$2,086	$2,591	$6,613	$4,477
Other comprehensive income, net of tax and reclassification adjustments:
Foreign currency translation	(1,897)	22	(1,801)	69
Net change in unrealized (loss) gain on available-for-sale investments	(62)	62	(102)	111

Other comprehensive (loss) income	(1,959)	84	(1,903)	180

Comprehensive income	$127	$2,675	$4,710	$4,657

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	6,613	6,613
Other comprehensive loss, net of tax	—	—	(1,903)	—	(1,903)
Issuance and exercise of stock-based compensation, including tax benefit of $2,065	183	2,413	—	—	2,413
Stock-based compensation expense	—	3,037	—	—	3,037

Balance at July 28, 2012	31,353	$104,862	$(1,768)	$179,343	$282,437

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	4,477	4,477
Other comprehensive income, net of tax	—	—	180	—	180
Issuance and exercise of stock-based compensation, including tax benefit of $1,658	259	2,323	—	—	2,323
Stock-based compensation expense	—	2,772	—	—	2,772

Balance at July 30, 2011	31,094	$96,468	$163	$139,856	$236,487

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$6,613	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,658	9,574
Deferred taxes	(1,177)	1,511
Stock-based compensation expense	3,037	2,772
Excess tax benefit from stock-based compensation	(2,065)	(1,658)
Lease termination costs	920	—
Other	(183)	(78)
Changes in operating assets and liabilities:
Receivables	(4,452)	(4,410)
Inventories	(26,896)	(28,073)
Prepaid expenses and other	(1,904)	(413)
Trade accounts payable	33,583	33,394
Accrued payroll and payroll taxes	(2,156)	(1,506)
Income taxes payable	(4,503)	(4,674)
Deferred rent and tenant allowances	4,158	4,341
Other liabilities	(1,120)	(3,995)

Net cash provided by operating activities	14,513	11,262

Cash flows from investing activities:
Additions to fixed assets	(21,904)	(9,959)
Acquisitions, net of cash acquired	(69,685)	—
Purchases of marketable securities and other investments	(65,655)	(72,572)
Sales and maturities of marketable securities and other investments	138,555	71,358

Net cash used in investing activities	(18,689)	(11,173)

Cash flows from financing activities:
Payments on long-term debt	(109)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	347	996
Excess tax benefit from stock-based compensation	2,065	1,658

Net cash provided by financing activities	2,303	2,654

Effect of exchange rate changes on cash and cash equivalents	(296)	57

Net (decrease) increase in cash and cash equivalents	(2,169)	2,800
Cash and cash equivalents, beginning of period	14,779	11,357

Cash and cash equivalents, end of period	$12,610	$14,157

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$11,624	$5,789
Accrual for purchases of fixed assets	7,355	4,217

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, equipment and accessories, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At July 28, 2012, we operated 479 stores; 457 in the United States, 17 in Canada and five in Europe. In the United States and Canada we operate under the name Zumiez and in Europe we operate under the name Blue Tomato. Additionally, we operate ecommerce web sites under www.zumiez.com and www.blue-tomato.com. We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during the second quarter of fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2012 is the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. The first six months of fiscal 2012 was the 26-week period ended July 28, 2012. The first six months of fiscal 2011 was the 26-week period ended July 30, 2011.

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

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $0.2 million and $0.5 million on the consolidated statements of income for the three and six months ended July 30, 2011 from selling, general and administrative expenses to cost of goods sold related to additional expenses of our buying and distribution functions.

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows—We determined that we have incorrectly reported certain amounts related to accruals for purchases of fixed assets in our consolidated statements of cash flows for all reporting periods prior to October 29, 2011. Upon subsequent review, we determined that the purchases of fixed assets should be reported as “Cash flows from investing activities” once paid, not upon purchase. In this Form 10-Q for the six months ended July 30, 2011, for reasons described below, we are revising our consolidated statements of cash flows so that accruals for purchases of fixed assets are reported once paid, and to provide the required supplemental non-cash disclosure on cash flow information for “Accruals for purchases of fixed assets.” All financial information contained in this Form 10-Q gives effect to these revisions. The revisions did not result in a change to our previously-reported revenues, operating profit, net income, cash and cash equivalents, or shareholders’ equity.

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

The following tables reconcile our consolidated statements of cash flows from the previously-reported results to the revised results for the six months ended July 30, 2011 (in thousands):

Six Months Ended
July 30, 2011
Condensed consolidated statements of cash flows:
Net cash provided by operating activities (as reported)	$15,187
Impact of accrual for fixed assets unpaid as of quarter end	(3,925)

Net cash provided by operating activities (as revised)	$11,262

Net cash used in investing activities (as reported)	$(15,098)
Impact of accrual for fixed assets unpaid as of quarter end	3,925

Net cash used in investing activities (as revised)	$(11,173)

2. Recent Accounting Pronouncements

Recently Issued Accounting Standards—In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for interim and annual reporting periods beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance in the three months ending February 2, 2013 in conjunction with our annual indefinite-lived intangible assets impairment assessment. We do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards—In September 2011, the FASB issued guidance that provides entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted this guidance in the three months ended January 28, 2012 in connection with our annual goodwill impairment assessment and it did not have a material impact on our financial position, results of operations or cash flows.

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

3. Business Combination

On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($27.2 million) to the extent that certain financial metrics are met and the sellers remain employed with Blue Tomato through April 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($21.0 million) is payable in cash, while 5.0 million Euros ($6.2 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense and recognize this amount ratably over the term of service through April 2015. At July 28, 2012, we estimated future incentive payments of 18.1 million Euros ($22.3 million) and for the three and six months ended July 28, 2012, we recorded $0.7 million of this amount, which is included in selling, general and administrative expense on the condensed consolidated statements of income.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize assets acquired and liabilities assumed at the acquisition date fair values. The estimated fair value of the assets acquired and liabilities assumed is preliminary and differences between the preliminary and final estimated fair value could be material. The following table summarizes the estimates of fair value at the date of acquisition (in thousands):

Cash and cash equivalents	$5,106
Inventories	7,942
Other current assets	1,573
Property, plant and equipment	4,964
Other long-term assets	232
Intangible assets	19,987
Current liabilities assumed	(4,877)
Deferred tax liabilities	(5,420)
Long-term debt and other liabilities assumed	(2,125)

Net assets acquired	27,382

Goodwill	47,412

Total consideration transferred	$74,794

Inventories acquired were written up by $2.2 million to their estimated fair value, which will be recognized as cost of goods sold over the estimated inventory turnover period, which is approximately five months. Of this $2.2 million, $0.5 million was recognized in the three and six months ended July 28, 2012.

The following table summarizes the identifiable intangible assets acquired that will not be subject to amortization (in thousands):

Intangible Asset Amount
Trade names and trademarks	$13,576

The following table summarizes the identifiable intangible assets acquired that will be subject to amortization and their weighted-average amortization period:

	Intangible Asset Amount (in Thousands)	Weighted- Average Amortization Period (in Years)
Developed technology	$3,771	3.0
Customer relationships	2,640	3.0

Total intangible assets subject to amortization	$6,411	3.0

The remaining consideration transferred, after adjusting for identified intangible assets and the net assets recorded at fair value, was $47.4 million, which was allocated to goodwill. The goodwill is attributed to Blue Tomato’s workforce expertise and expected synergies. Of the goodwill recognized, approximately $34.9 million is expected to be deductible for income tax purposes, in accordance with Austrian tax laws.

Transaction costs, such as investment advisory, legal and accounting fees, associated with the Blue Tomato acquisition were $1.5 million and $1.9 million for the three and six months ended July 28, 2012. These expenses are recorded in selling, general and administrative expense on the condensed consolidated statements of income.

Foreign currency transaction gains and losses are included in other income, net on the condensed consolidated statements of income. The foreign currency transaction net gain for the three and six months ended July 28, 2012 was $0.5 million, which primarily related to foreign currency fluctuations associated with the acquisition of Blue Tomato. Foreign currency transaction gains and losses were not material for the three and six months ended July 30, 2011.

We estimate our annual effective tax rate will be higher than both the 35% US federal statutory rate and our fiscal 2011 effective tax rate, as we estimate our effective tax rate will be adversely impacted by the tax effects of the acquisition of Blue Tomato.

The activity of Blue Tomato that was included in our condensed consolidated statements of income from the acquisition date to July 28, 2012 was net sales of $1.5 million and a net loss of $0.6 million.

Pro Forma Financial Information–The following pro forma financial information shows the results of operations for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers of Blue Tomato. The adjustments also reflect the income tax effect of the pro forma adjustments.

The amounts also reflect the removal of the following non-recurring, transaction related costs and related income tax effect from fiscal 2012 pro forma results: (i) the transaction costs of $1.9 million associated with the Blue Tomato acquisition, (ii) the charge related to the fair value adjustment to acquisition date inventory of $0.5 million and (iii) the foreign currency transaction gain of $0.5 million associated with the foreign currency fluctuations associated with the acquisition of Blue Tomato. These amounts have been adjusted to be included in fiscal 2011 pro forma amounts as follows: (i) the transaction costs of $1.9 million have been included in the six months ended July 30, 2011 results, (ii) related to the fair value adjustment to acquisition date inventory, a charge of $0.3 million has been included in the three months ended July 30, 2011 results and a charge of $2.1 million has been included in the six months ended July 30, 2011 results, to recognize the adjustment over the estimated inventory turnover period and (iii) the foreign currency transaction gain of $0.5 million has been included in the six months ended July 30, 2011 results.

The pro forma adjustments related to the acquisition of Blue Tomato are based on a preliminary estimate of fair values of the assets acquired and liabilities assumed. Differences between the preliminary and final estimate of fair value could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$137,783	$116,752	$276,096	$228,855
Net income (loss)	$930	$(1,074)	$3,149	$(4,859)

4. Goodwill and Acquisition-Related Intangibles

The following tables summarize the changes in the carrying amount of goodwill for the six months ended July 28, 2012 (in thousands):

Balance as of January 28, 2012	$13,154
Goodwill acquired	47,412
Effects of foreign currency translation	(1,019)

Balance as of July 28, 2012	$59,547

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of our acquisition-related intangible assets at July 28, 2012 (in thousands):

	July 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Trade names and trademarks	$13,284	$—	$13,284
Developed technology	3,690	103	3,587
Customer relationships	2,583	71	2,512

Total intangible assets	$19,557	$174	$19,383

Amortization expense of acquisition-related intangible assets for the three and six months ended July 28, 2012 was $0.2 million. We did not record amortization expense of acquisition-related intangible assets for the three and six months ended July 30, 2011. Amortization expense of acquisition-related intangible assets is recorded in selling, general and administrative expense on the condensed consolidated statements of income. At July 28, 2012, estimated amortization expense for acquisition-related intangible assets is as follows (in thousands):

Amortization Expense of Acquisition-related Intangible Assets
Fiscal 2012	$1,046
Fiscal 2013	2,091
Fiscal 2014	2,091
Fiscal 2015	871
Thereafter	—

Total	$6,099

5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,376	$—	$—	$1,376
Money market funds	11,234	—	—	11,234

Total cash and cash equivalents	12,610	—	—	12,610

Marketable securities:
Corporate debt securities	1,678	67	—	1,745
State and local government securities	76,705	176	(169)	76,712
Variable-rate demand notes	6,630	—	—	6,630

Total marketable securities	$85,013	$243	$(169)	$85,087

Less: Long-term marketable securities (1)				(875)

Total current marketable securities				$84,212

	January 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,343	$—	$—	$6,343
Money market funds	5,139	—	—	5,139
State and local government securities	3,297	—	—	3,297

Total cash and cash equivalents	14,779	—	—	14,779

Marketable securities:
Corporate debt securities	2,016	30	—	2,046
State and local government securities	126,047	335	(111)	126,271
Variable-rate demand notes	30,610	—	—	30,610

Total marketable securities	$158,673	$365	$(111)	$158,927

Less: Long-term marketable securities (1)				(908)

Total current marketable securities				$158,019

(1)	At July 28, 2012 and January 28, 2012, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three and six months ended July 28, 2012 and July 30, 2011, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at July 28, 2012 and January 28, 2012, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 28, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	13,085	(44)	875	(125)	13,960	(169)

Total marketable securities	$13,085	$(44)	$875	$(125)	$13,960	$(169)

	January 28, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	20,900	(19)	1,408	(92)	22,308	(111)

Total marketable securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended July 28, 2012 and July 30, 2011. At July 28, 2012 and January 28, 2012, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security. We do not intend to sell this security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves.

6. Revolving Credit Facility and Debt

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 28, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.5 million at July 28, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 28, 2012.

Additionally, in conjunction with our acquisition of Blue Tomato, we acquired $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. This long-term debt had a weighted average interest rate of 2.0% and has maturities through 2021. Long-term debt obligations at July 28, 2012 are as follows (in thousands):

July 28, 2012
Debt obligations	$2,187
Less: Current portion of debt obligations	323

Total long-term debt obligations	$1,864

7. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations generally with terms of five to ten years. Additionally, we are committed under operating leases for certain of our distribution and e-commerce fulfillment centers and office space locations. Total rent expense, base rent expense and contingent and other rent expense for the three and six months ended July 28, 2012 and July 30, 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Base rent expense	$11,631	$10,397	$22,692	$20,265
Contingent and other rent expense (1)	7,244	6,287	14,300	12,403

Total rent expense	$18,875	$16,684	$36,992	$32,668

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

At July 28, 2012, we were committed to property owners for operating lease obligations for $454.7 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at July 28, 2012 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2012	$29,896
Fiscal 2013	62,555
Fiscal 2014	62,032
Fiscal 2015	59,577
Fiscal 2016	56,144
Thereafter	184,530

Total	$454,734

Purchase Commitments—At July 28, 2012, we had outstanding purchase orders to acquire merchandise from vendors of $127.9 million, including $2.5 million of letters of credit outstanding. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We have made accruals with respect to these matters, where appropriate, which are reflected in our condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements if we believe settlement is in the best interest of the Company’s shareholders.

Insurance Reserves—We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at July 28, 2012 and January 28, 2012 was $0.7 million and $0.5 million.

8. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3 — Inputs that are unobservable.

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The following tables summarize assets measured at fair value on a recurring basis at July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,234	$—	$—
Marketable securities:
Corporate debt securities	—	1,745	—
State and local government securities	—	75,837	—
Variable-rate demand notes	—	6,630	—
Long-term other assets:
State and local government securities	—	—	875
Equity investments	—	—	1,585

Total	$11,234	$84,212	$2,460

	January 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,139	$—	$—
State and local government securities	—	3,297	—
Marketable securities:
Corporate debt securities	—	2,046	—
State and local government securities	—	125,363	—
Variable-rate demand notes	—	30,610	—
Long-term other assets:
State and local government securities	—	—	908
Equity investments	—	—	1,472

Total	$5,139	$161,316	$2,380

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

The Level 3 state and local government securities represent a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. The Level 3 equity investments primarily represents our 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million in fiscal 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. This equity investment is valued using comparative market multiples adjusted by an estimated discount factor.

There were no assets measured at fair value on a nonrecurring basis for the six months ended July 28, 2012 and July 30, 2011.

9. Equity Awards—We maintain the Zumiez Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) under which non-qualified stock options and restricted stock have been granted to employees and non-employee directors.

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the six months ended July 28, 2012 and July 30, 2011:

	Six Months Ended
	July 28, 2012	July 30, 2011
Dividend yield	—%	—%
Volatility rate	66.71%	65.07%
Average expected life (in years)	6.25	6.25
Average risk-free interest rate	1.24%	1.54%
Weighted-average fair value per share of stock options granted	$21.13	$15.28

The following table summarizes our stock option activity for the six months ended July 28, 2012 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 28, 2012	888	$16.18
Granted year to date	32	$34.57
Exercised year to date	(41)	$5.92
Forfeited year to date	(2)	$8.64

Outstanding at July 28, 2012	877	$17.35	4.93	$17,910

Exercisable at July 28, 2012	638	$17.28	4.61	$13,143

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

The following table summarizes our restricted stock activity for the six months ended July 28, 2012 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 28, 2012	503	$16.79
Granted year to date	142	$34.68
Vested year to date	(218)	$15.09
Forfeited year to date	(14)	$24.19

Outstanding at July 28, 2012	413	$23.60	$15,627

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

We recorded $1.4 million of total stock-based compensation expense for both the three months ended July 28, 2012 and July 30, 2011. We recorded $3.0 million and $2.8 million of total stock-based compensation expense for the six months ended July 28, 2012 and July 30, 2011.

At July 28, 2012, there was $11.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants. This cost has a weighted-average recognition period of 1.3 years.

10. Earnings Per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$2,086	$2,591	$6,613	$4,477
Weighted average common shares for basic earnings per share	30,922	30,521	30,847	30,432
Dilutive effect of stock options and restricted stock	538	560	592	640

Weighted average common shares for diluted earnings per share	31,460	31,081	31,439	31,072

Basic earnings per share	$0.07	$0.08	$0.21	$0.15

Diluted earnings per share	$0.07	$0.08	$0.21	$0.14

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.1 million and 0.3 million for the three months ended July 28, 2012 and July 30, 2011. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.1 million and 0.3 million for the six months ended July 28, 2012 and July 30, 2011.

11. Exit or Disposal Activities

Ecommerce Fulfillment Center and Home Office Relocations—On February 6, 2012, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas. We relocated our ecommerce fulfillment center to this facility in the second quarter of fiscal 2012. We believe that the Edwardsville, Kansas fulfillment center will provide the additional capacity needed to support the continued growth of our ecommerce business, while also increasing the speed at which we get product to our customers and lowering the freight and distribution costs once the Edwardsville, Kansas fulfillment center is running effectively and at full capacity.

During the three months ended July 28, 2012, in conjunction with the ecommerce fulfillment relocation from Everett, Washington to Edwardsville, Kansas and the relocation of our home office from Everett, Washington to Lynnwood, Washington, we recorded $0.9 million in lease termination costs and $0.4 million of other exit costs. Of the total amount recorded during the three months ended July 28, 2012, $0.5 million was included in cost of goods sold and $0.8 million was included in selling, general and administrative expenses on the condensed consolidated statements of income. The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary.

Cumulatively, during the six months ended July 28, 2012, we have recorded $0.9 million in lease termination costs, $0.4 million in other exit costs and $0.3 million of severance and other employee related costs. Of the total amount recorded during the six months ended July 28, 2012, $0.8 million was included in cost of goods sold and $0.8 million was included in selling, general and administrative expenses on the condensed consolidated statements of income. We do not expect to incur material additional costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center and home office relocations (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 28, 2012	$—	$241	$—	$241
Additions	213	—	69	282
Payments	(61)	(10)	(38)	(109)

April 28, 2012	152	231	31	414

Additions	32	920	371	1,323
Payments	(166)	(12)	(372)	(550)
Adjustments (2)	—	395	—	395

July 28, 2012 (3)	$18	$1,534	$30	$1,582

(1)	Included in lease termination costs are the previously recorded lease termination costs associated with our distribution center relocation in fiscal 2010, as all costs are associated with the same lease.
(2)	The adjustment to the lease termination costs liability is related to the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility.
(3)	The exit or disposal provisions related to the ecommerce fulfillment center and home office relocations at July 28, 2012 are included in trade accounts payable, accrued payroll and payroll taxes, other liabilities and long-term debt and other liabilities on the condensed consolidated balance sheets.

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

Overview

We are a leading multi-channel specialty retailer of action sports related apparel, footwear, equipment and accessories, focusing on skateboarding, snowboarding, surfing, motocross and BMX for young men and women. At July 28, 2012, we operated 479 stores; 457 in the United States, 17 in Canada and five in Europe. In the United States and Canada we operate under the name Zumiez and in Europe we operate under the name Blue Tomato. Additionally, we operate ecommerce web sites under www.zumiez.com and www.blue-tomato.com. We completed the acquisition of Blue Tomato during the second quarter of fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

We support the action sports lifestyle and promote our brand through a multi-faceted marketing approach that is designed to integrate our brand image with our customers’ activities and interests. This approach, combined with our differentiated merchandising strategy, store design, comprehensive training programs and passionate employees, allows us to provide an experience for our customers that we believe is consistent with their attitudes, fashion tastes and identities. Accordingly, our success is largely dependent upon our ability to anticipate, identify and respond to the fashion tastes of our customers and to provide merchandise that satisfies customer demands.

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 6.9% and 5.3% of total net sales for the three months ended July 28, 2012 and July 30, 2011 and 7.3% and 5.7% of total net sales for the six months ended July 28, 2012 and July 30, 2011. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store. Our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of stores which were in operation during both of the two periods being compared and, if a store is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that store is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels, does not eliminate that store from inclusion in the calculation of comparable store sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable store sales after the first anniversary of the acquisition date. As such, Blue Tomato results will not be included in the calculation of comparable store sales until July 2013. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

With respect to the freight component of our ecommerce sales, amounts billed to our customers are included in net sales and the related freight cost is charged to cost of goods sold.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.6	67.0	66.6	67.8

Gross profit	34.4	33.0	33.4	32.2
Selling, general and administrative expenses	31.6	29.8	29.2	29.4

Operating profit	2.8	3.2	4.2	2.8
Interest and other income, net	0.8	0.4	0.5	0.5

Earnings before income taxes	3.6	3.6	4.7	3.3
Provision for income taxes	2.1	1.3	2.2	1.2

Net income	1.5%	2.3%	2.5%	2.1%

Three Months (13 weeks) Ended July 28, 2012 Compared With Three Months (13 weeks) Ended July 30, 2011

Net Sales

Net sales were $135.1 million for the three months ended July 28, 2012 compared to $112.2 million for the three months ended July 30, 2011, an increase of $22.9 million or 20.4%. The increase reflected a comparable store sales increase of 9.5% for the three months ended July 28, 2012 as well as the net addition of 50 US and Canada stores (53 new stores offset by three store closures) subsequent to July 30, 2011 and the acquisition of Blue Tomato during the three months ended July 28, 2012. Included in the results for the three months ended July 28, 2012 were $1.5 million in net sales of Blue Tomato, which reflect Blue Tomato sales from the acquisition date of July 4, 2012 to July 28, 2012.

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

Gross Profit

Gross profit was $46.4 million for the three months ended July 28, 2012 compared to $37.1 million for the three months ended July 30, 2011, an increase of $9.3 million, or 25.3%. As a percent of net sales, gross profit increased 140 basis points for the three months ended July 28, 2012 to 34.4% from 33.0% for the three months ended July 30, 2011. The increase was primarily due to a product margin improvement of 120 basis points, a 100 basis points impact from leveraging our store occupancy costs on a 9.5% comparable stores sales increase and 60 basis points due to distribution center efficiencies. These increases were partially offset by a 80 basis points increase in ecommerce fulfillment expenses partially related to the impact of exit costs and other charges of $0.5 million incurred during the three months ended July 28, 2012 related to the relocation of our ecommerce fulfillment center and a 40 basis points impact of a $0.5 million charge recorded during the three months ended July 28, 2012 related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $42.6 million for the three months ended July 28, 2012 compared to $33.5 million for the three months ended July 30, 2011, an increase of $9.1 million, or 27.3%. SG&A expenses as a percent of net sales increased by 180 basis points for the three months ended July 28, 2012 to 31.6% compared to 29.8% for the three months ended July 30, 2011. The increase was primarily due to a 110 basis points impact of the $1.5 million in transaction costs incurred during the three months ended July 28, 2012 in conjunction with our acquisition of Blue Tomato, a 50 basis points impact of exit costs and other charges of $0.8 million incurred during the three months ended July 28, 2012 related to the relocation of our home office and a 40 basis points impact of a $0.7 million charge incurred during the three months ended July 28, 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato. These increases were partially offset by 100 basis points in store operating efficiencies.

Net Income

Net income for the three months ended July 28, 2012 was $2.1 million, or $0.07 per diluted share, compared with net income of $2.6 million, or $0.08 per diluted share, for the three months ended July 30, 2011. Our effective income tax rate for the three months ended July 28, 2012 was 56.7% compared to 35.0% for the three months ended July 30, 2011. Our effective tax rate for the three months ended July 28, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

Six Months (26 weeks) Ended July 28, 2012 Compared With Six Months (26 weeks) Ended July 30, 2011

Net Sales

Net sales were $265.0 million for the six months ended July 28, 2012 compared to $218.1 million for the six months ended July 30, 2011, an increase of $46.9 million or 21.5%. The increase reflected a comparable store sales increase of 11.1% for the six months ended July 28, 2012 as well as the net addition of 50 US and Canada stores (53 new stores offset by three store closures) subsequent to July 30, 2011 and the acquisition of Blue Tomato during the six months ended July 28, 2012. Included in the results for the six months ended July 28, 2012 were $1.5 million in net sales of Blue Tomato, which reflect Blue Tomato sales from the acquisition date of July 4, 2012 to July 28, 2012.

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

Gross Profit

Gross profit was $88.5 million for the six months ended July 28, 2012 compared to $70.3 million for the six months ended July 30, 2011, an increase of $18.2 million, or 26.0%. As a percent of net sales, gross profit increased 120 basis points for the six months ended July 28, 2012 to 33.4% from 32.2% for the six months ended July 30, 2011. The increase was primarily due to a 100 basis points impact from leveraging our store occupancy costs on a 11.1% comparable stores sales increase, a product margin improvement of 50 basis points and 50 basis points due to distribution center efficiencies. These increases were partially offset by a 60 basis points increase in ecommerce fulfillment expenses partially related to the impact of exit costs and other charges of $0.8 million incurred during the six months ended July 28, 2012 related to the relocation of our ecommerce fulfillment center and a 20 basis points impact of a $0.5 million charge recorded during the six months ended July 28, 2012 related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $77.5 million for the six months ended July 28, 2012 compared to $64.2 million for the six months ended July 30, 2011, an increase of $13.3 million, or 20.8%. SG&A expenses as a percent of net sales decreased by 20 basis points for the six months ended July 28, 2012 to 29.2% compared to 29.4% for the six months ended July 30, 2011. The decrease was primarily due to a 120 basis points in store operating efficiencies. This decrease was partially offset by a 70 basis points impact of the $1.9 million in transaction costs incurred during the six months ended July 28, 2012 in conjunction with our acquisition of Blue Tomato, a 20 basis points impact of exit costs and other charges of $0.8 million incurred during the six months ended July 28, 2012 related to the relocation of our home office and a 20 basis points impact of a $0.7 million charge incurred during the six months ended July 28, 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato.

Net Income

Net income for the six months ended July 28, 2012 was $6.6 million, or $0.21 per diluted share, compared with net income of $4.5 million, or $0.14 per diluted share, for the six months ended July 30, 2011. Our effective income tax rate for the six months ended July 28, 2012 was 47.5% compared to 37.0% for the six months ended July 30, 2011. Our effective tax rate for the six months ended July 28, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, capital investments, inventory purchases, store remodeling, store fixtures, ongoing infrastructure improvements such as technology enhancements and distribution capabilities and potential future acquisitions. Historically, our main sources of liquidity have been cash flows from operations.

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

During fiscal 2012, we expect to spend approximately $45 million to $47 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 50 new stores we plan to open in fiscal 2012, remodels of existing stores and the completion of the construction of our new home office building in Lynnwood, Washington. There can be no assurance that the number of stores that we actually open in fiscal 2012 will not be different from the number of stores we plan to open, or that actual fiscal 2012 capital expenditures will not differ from this expected amount.

Additionally, during fiscal 2012, we acquired Blue Tomato for cash consideration of $74.8 million ($69.7 million net of cash acquired).

Operating Activities

Net cash provided by operating activities increased by $3.2 million to $14.5 million for the six months ended July 28, 2012 from $11.3 million for the six months ended July 30, 2011. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $18.7 million for the six months ended July 28, 2012, related to $69.7 million for the acquisition of Blue Tomato (net of cash acquired) and $21.9 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington, partially offset by $72.9 million in net sales of marketable securities. Net cash used in investing activities was $11.2 million for the six months ended July 30, 2011, related to $10.0 million of capital expenditures primarily for new store openings and $1.2 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended July 28, 2012 and July 30, 2011 was $2.3 million and $2.7 million related primarily to proceeds from stock-based compensation exercises and the related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at July 28, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $2.5 million at July 28, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.

Additionally, in conjunction with our acquisition of Blue Tomato, we acquired $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. At July 28, 2012, the amount of borrowings under this debt was $2.2 million.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 28, 2012, with the exception of the long-term debt that we acquired in conjunction with the acquisition of Blue Tomato. The following table summarizes the total amount of future payments due under our contractual obligations at July 28, 2012 (in thousands):

	Total	Fiscal 2012	Fiscal 2013 and Fiscal 2014	Fiscal 2015 and Fiscal 2016	Thereafter
Operating lease obligations	$454,734	$29,896	$124,587	$115,721	$184,530
Purchase obligations	128,887	128,887	—	—	—
Debt principal and interest	2,333	183	706	515	929

Total	$585,954	$158,966	$125,293	$116,236	$185,459

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at July 28, 2012.

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

We may, from time to time, acquire other retail stores or businesses, such as our acquisition of Blue Tomato, a leading European multi-channel retailer for board sports and related apparel and footwear, which was completed in the second quarter of fiscal 2012. We may experience difficulties in assimilating any stores or businesses we may acquire and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may experience difficulties in integrating any stores or businesses that we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

In fiscal 2011, we opened store locations in Canada and we plan to continue to open stores in Canada in fiscal 2012. During the second quarter of fiscal 2012, we acquired Blue Tomato, which operates primarily in the European market. In addition, we may continue to expand internationally, either organically, or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, operations in international markets may be less successful than our operations in the United States. Additionally, consumers in international markets may not be familiar with our brands, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able penetrate or successfully operate in international markets. We may also incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

Additionally, the results of operations of our international subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations. As we expand our international operations, our exposure to exchange rate fluctuations will increase.

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

Increases in the cost of cotton, other raw materials, foreign labor costs and transportation costs used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and earnings per share could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton or other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

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

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures (including any weather patterns associated with global warming and cooling) during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could have a material adverse effect on our business and results of operations.

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

Our ecommerce operations subject us to numerous risks that could have an adverse effect on our results of operations.

Our ecommerce operations subject us to certain risks that could have an adverse effect on our operational results, including:

•	diversion of traffic and sales from our stores;

•	rapid technological change;

•	liability for online content; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

In addition, risks beyond our control, such as governmental regulation of ecommerce, entry of our vendors in the ecommerce business in competition with us, online security breaches and general economic conditions specific to ecommerce could have an adverse effect on our results of operations.

If we lose key executives or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our key executives. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

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

Our business could suffer with the closure or disruption of any of our distribution or ecommerce fulfillment centers.

Domestically, we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores and we rely on a single ecommerce fulfillment center located in Edwardsville, Kansas to ship merchandise purchased on the www.zumiez.com website. Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that support our Blue Tomato ecommerce and store operations in Europe and we use a third-party distribution center located in Kamloops, British Columbia to distribute our merchandise to our Canadian stores. As a result, a natural disaster or other catastrophic event that affects one of the regions where we operate these centers could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Additionally, we relocated our ecommerce fulfillment center to Edwardsville, Kansas during the second quarter of fiscal 2012. As a result, events may occur during the operating periods subsequent to the relocation that could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due would likely have a material adverse effect on our business and growth plans.

Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $37.0 million and $32.7 million for the six months ended July 28, 2012 and July 30, 2011. At July 28, 2012, we were committed to property owners for operating leases obligations for $454.7 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The terms of our primary credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at July 28, 2012.

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

In the current economic environment, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support its commitments to us in the future. If our lenders fail to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez or Blue Tomato brands, our store concepts, our private label brands or our goodwill and cause a decline in our net sales. Although we have secured or are in the process of securing protection for our trademarks and domain names in a number of countries outside of the United States, there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks or at all. Also, the efforts we have taken to protect our trademarks may not be sufficient or effective. Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the United States, which also could adversely affect our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

The effects of war or acts of terrorism could adversely affect our business.

Most of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, would likely result in decreased sales. Additionally, the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.

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

We employ a substantial number of full-time and part-time employees, a majority of whom are employed at our store locations. As a result, we are subject to a large number of federal, state and foreign laws and regulations relating to employment. This creates a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business. Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business.

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

Our failure to comply with federal, state, local or foreign laws, or changes in these laws, could have an adverse impact on our results of operations and financial performance.

Our business is subject to a wide array of laws and regulations. Changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation including those related to health care, taxes, privacy, environmental issues and trade, could adversely affect our results of operations or financial condition.

Enacted federal health care legislation could increase our expenses.

We are self-insured with respect to our health care coverage in the United States and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss, which helps limit the cost of large claims. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the impact, if any, that the legislation may have on us due to the changing regulatory environment around this legislation and due to the government’s requirement to issue future unknown regulatory rules. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results of operations.

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

Reporting obligations as a public company and our anticipated growth, both domestically and internationally, are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting on an annual basis. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable. As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and we have been and in the future may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At July 28, 2012, we had $82.5 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill and other intangible assets recorded on the condensed consolidated balance sheets.

Goodwill and other intangible assets are required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill as a result of our impairment analysis could result in a non-cash impairment charge to our condensed consolidated statements of income. An impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

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

Our market risk profile at July 28, 2012 has not significantly changed since January 28, 2012. Our market risk profile at January 28, 2012 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 28, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 7 to the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A.	Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 28, 2012. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

We did not repurchase any of our common stock during the thirteen weeks ended July 28, 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1	Share Purchase Agreement, dated June 18, 2012, by and between Gerfried Schuller, Alexander Zezula and Eff zwanzig Beteiligungsverwaltung GmbH [Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2012]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended July 28, 2012 and July 30, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 28, 2012 and July 30, 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 28, 2012 and July 30, 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 28, 2012 and July 30, 2011; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

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

ZUMIEZ INC.

Dated: September 5, 2012	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer and Acting Secretary (Principal Financial Officer and Principal Accounting Officer)