Form 10-Q
period 2012-10-27
Zumiez Inc
filed 2012-12-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

At November 28, 2012, there were 31,352,660 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 27, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,580	$14,779
Marketable securities	87,751	158,019
Receivables	11,864	6,284
Inventories	109,786	65,037
Prepaid expenses and other	9,560	7,907
Deferred tax assets	4,881	1,477

Total current assets	234,422	253,503

Fixed assets, net	116,547	89,478
Goodwill	61,926	13,154
Intangible assets, net	19,828	—
Long-term other assets	5,413	6,022

Total long-term assets	203,714	108,654

Total assets	$438,136	$362,157

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$47,331	$21,743
Accrued payroll and payroll taxes	9,996	9,062
Income taxes payable	7,354	5,835
Deferred rent and tenant allowances	4,797	4,230
Other liabilities	18,929	14,706

Total current liabilities	88,407	55,576

Long-term deferred rent and tenant allowances	37,190	32,321
Long-term deferred tax liabilities	5,407	—
Long-term debt and other liabilities	6,773	1,983

Total long-term liabilities	49,370	34,304

Total liabilities	137,777	89,880

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,352 shares issued and outstanding at October 27, 2012 and 31,170 shares issued and outstanding at January 28, 2012	106,509	99,412
Accumulated other comprehensive income	1,840	135
Retained earnings	192,010	172,730

Total shareholders’ equity	300,359	272,277

Total liabilities and shareholders’ equity	$438,136	$362,157

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$180,023	$153,951	$444,988	$372,015
Cost of goods sold	112,948	94,030	289,387	241,842

Gross profit	67,075	59,921	155,601	130,173

Selling, general and administrative expenses	45,674	37,104	123,160	101,254

Operating profit	21,401	22,817	32,441	28,919

Interest income, net	235	440	1,152	1,387
Other (expense) income, net	(185)	(129)	443	(71)

Earnings before income taxes	21,451	23,128	34,036	30,235
Provision for income taxes	8,784	8,991	14,756	11,621

Net income	$12,667	$14,137	$19,280	$18,614

Basic earnings per share	$0.41	$0.46	$0.62	$0.61

Diluted earnings per share	$0.40	$0.45	$0.61	$0.60

Weighted average shares used in computation of earnings per share:
Basic	30,957	30,599	30,884	30,487

Diluted	31,416	31,122	31,425	31,093

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$12,667	$14,137	$19,280	$18,614
Other comprehensive income, net of tax and reclassification adjustments:
Foreign currency translation	3,602	(57)	1,801	12
Net change in unrealized gain (loss) on available-for-sale investments	6	(33)	(96)	78

Other comprehensive income (loss)	3,608	(90)	1,705	90

Comprehensive income	$16,275	$14,047	$20,985	$18,704

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amount	Income
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	19,280	19,280
Other comprehensive income, net of tax	—	—	1,705	—	1,705
Issuance and exercise of stock-based compensation, including tax benefit of $2,215	182	2,750	—	—	2,750
Stock-based compensation expense	—	4,347	—	—	4,347

Balance at October 27, 2012	31,352	$106,509	$1,840	$192,010	$300,359

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amount	Income
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735
Net income	—	—	—	18,614	18,614
Other comprehensive income, net of tax	—	—	90	—	90
Issuance and exercise of stock-based compensation, including tax benefit of $1,677	294	2,267	—	—	2,267
Stock-based compensation expense	—	4,007	—	—	4,007

Balance at October 29, 2011	31,129	$97,647	$73	$153,993	$251,713

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$19,280	$18,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	16,661	14,587
Deferred taxes	(2,767)	2,052
Stock-based compensation expense	4,347	4,007
Excess tax benefit from stock-based compensation	(2,215)	(1,677)
Lease termination costs	1,404	—
Other	217	70
Changes in operating assets and liabilities:
Receivables	(5,007)	(3,046)
Inventories	(36,504)	(37,587)
Prepaid expenses and other	(1,506)	(939)
Trade accounts payable	25,578	23,032
Accrued payroll and payroll taxes	183	912
Income taxes payable	2,425	3,115
Deferred rent and tenant allowances	5,622	5,468
Other liabilities	468	(3,430)

Net cash provided by operating activities	28,186	25,178

Cash flows from investing activities:
Additions to fixed assets	(34,028)	(18,376)
Acquisitions, net of cash acquired	(69,685)	—
Purchases of marketable securities and other investments	(95,268)	(119,352)
Sales and maturities of marketable securities and other investments	164,231	112,106

Net cash used in investing activities	(34,750)	(25,622)

Cash flows from financing activities:
Payments on long-term debt	(183)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	534	1,269
Excess tax benefit from stock-based compensation	2,215	1,677

Net cash provided by financing activities	2,566	2,946

Effect of exchange rate changes on cash and cash equivalents	(201)	22

Net (decrease) increase in cash and cash equivalents	(4,199)	2,524
Cash and cash equivalents, beginning of period	14,779	11,357

Cash and cash equivalents, end of period	$10,580	$13,881

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$15,077	$6,438
Accrual for purchases of fixed assets	5,154	3,527

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, equipment and accessories, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At October 27, 2012, we operated 495 stores; 471 in the United States, 19 in Canada and five in Europe. In the United States and Canada we operate under the name Zumiez and in Europe we operate under the name Blue Tomato. Additionally, we operate ecommerce web sites under www.zumiez.com and www.blue-tomato.com. We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during the second quarter of fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2012 is the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. The first nine months of fiscal 2012 was the 39-week period ended October 27, 2012. The first nine months of fiscal 2011 was the 39-week period ended October 29, 2011.

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

Reclassification of Previously Issued Financial Statements—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not have a material impact on our condensed consolidated financial statements. We have reclassified $0.2 million and $0.7 million on the consolidated statements of income for the three and nine months ended October 29, 2011 from selling, general and administrative expenses to cost of goods sold related to additional expenses of our buying and distribution functions.

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

3. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($28.6 million, using the exchange rate as of October 27, 2012) to the extent that certain financial metrics are met and the sellers remain employed with Blue Tomato through April 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($22.1 million) is payable in cash, while 5.0 million Euros ($6.5 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense and recognize this amount ratably over the term of service through April 2015. At October 27, 2012, we estimated future incentive payments of 18.1 million Euros ($23.4 million) and for the three and nine months ended October 27, 2012, we recorded $2.0 million and $2.7 million of this amount, which is included in selling, general and administrative expense on the condensed consolidated statements of income.

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

Inventories acquired were written up by $2.2 million to their estimated fair value, which will be recognized as cost of goods sold over the estimated inventory turnover period, which is approximately five months. The amount of this increase that was recognized in the three and nine months ended October 27, 2012 was $1.4 million and $1.9 million.

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

Transaction costs, such as investment advisory, legal and accounting fees, associated with the Blue Tomato acquisition were $1.9 million for the nine months ended October 27, 2012. Transaction costs were not material for the three months ended October 27, 2012. These expenses are recorded in selling, general and administrative expense on the condensed consolidated statements of income.

Foreign currency transaction gains and losses are included in other income, net on the condensed consolidated statements of income. The foreign currency transaction net gain for the nine months ended October 27, 2012 was $0.5 million, which primarily related to foreign currency fluctuations associated with the acquisition of Blue Tomato. Foreign currency transaction gains and losses were not material for the three months ended October 27, 2012 and the three and nine months ended October 29, 2011.

We estimate our annual effective tax rate will be higher than both the 35% US federal statutory rate and our fiscal 2011 effective tax rate, as we estimate our effective tax rate will be adversely impacted by the tax effects of the acquisition of Blue Tomato.

The activity of Blue Tomato that was included in our condensed consolidated statements of income from the acquisition date to October 27, 2012 was net sales of $9.6 million and a net loss of $1.8 million.

Pro Forma Financial Information–The following pro forma financial information shows the results of operations for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers of Blue Tomato. The adjustments also reflect the income tax effect of the pro forma adjustments.

The amounts also reflect the removal of the following non-recurring, transaction related costs and related income tax effect from fiscal 2012 pro forma results: (i) the transaction costs of $1.9 million associated with the Blue Tomato acquisition, (ii) the charge related to the fair value adjustment to acquisition date inventory of $1.9 million and (iii) the foreign currency transaction gain of $0.5 million associated with the foreign currency fluctuations associated with the acquisition of Blue Tomato. These amounts have been adjusted to be included in fiscal 2011 pro forma amounts as follows: (i) the transaction costs of $1.9 million have been included in the nine months ended October 29, 2011 results, (ii) related to the fair value adjustment to acquisition date inventory, a charge of $0.1 million has been included in the three months ended October 29, 2011 results and a charge of $2.2 million has been included in the nine months ended October 29, 2011 results, to recognize the adjustment over the estimated inventory turnover period and (iii) the foreign currency transaction gain of $0.5 million has been included in the nine months ended October 29, 2011 results.

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

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$180,023	$162,405	$456,119	$391,260
Net income	$13,704	$13,804	$16,853	$8,945

4. Goodwill and Acquisition-Related Intangibles

The following tables summarize the changes in the carrying amount of goodwill for the nine months ended October 27, 2012

(in thousands):

Balance as of January 28, 2012	$13,154
Goodwill acquired	47,412
Effects of foreign currency translation	1,360

Balance as of October 27, 2012	$61,926

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of our acquisition-related intangible assets at October 27, 2012 (in thousands):

	October 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Trade names and trademarks	$13,966	$—	$13,966
Developed technology	3,879	431	3,448
Customer relationships	2,716	302	2,414

Total intangible assets	$20,561	$733	$19,828

Amortization expense of acquisition-related intangible assets for the three and nine months ended October 27, 2012 was $0.5 million and $0.7 million. We did not record amortization expense of acquisition-related intangible assets for the three and nine months ended October 29, 2011. Amortization expense of acquisition-related intangible assets is recorded in selling, general and administrative expense on the condensed consolidated statements of income. At October 27, 2012, estimated future amortization expense for acquisition-related intangible assets is as follows (in thousands):

Amortization Expense of Acquisition-related Intangible Assets
Fiscal 2012	$550
Fiscal 2013	2,198
Fiscal 2014	2,198
Fiscal 2015	916
Thereafter	—

Total	$5,862

5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at October 27, 2012 and January 28, 2012 (in thousands):

	October 27, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,210	$—	$—	$4,210
Money market funds	3,464	—	—	3,464
State and local government securities	2,906	—	—	2,906

Total cash and cash equivalents	10,580	—	—	10,580

Marketable securities:
Corporate debt securities	1,713	55	—	1,768
State and local government securities	85,267	132	(111)	85,288
Variable-rate demand notes	1,600	—	—	1,600

Total marketable securities	$88,580	$187	$(111)	$88,656

Less: Long-term marketable securities (1)				(905)

Total current marketable securities				$87,751

	January 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,343	$—	$—	$6,343
Money market funds	5,139	—	—	5,139
State and local government securities	3,297	—	—	3,297

Total cash and cash equivalents	14,779	—	—	14,779

Marketable securities:
Corporate debt securities	2,016	30	—	2,046
State and local government securities	126,047	335	(111)	126,271
Variable-rate demand notes	30,610	—	—	30,610

Total marketable securities	$158,673	$365	$(111)	$158,927

Less: Long-term marketable securities (1)				(908)

Total current marketable securities				$158,019

(1)	At October 27, 2012 and January 28, 2012, we held one $1.0 million par value auction rate security valued at $0.9 million, net of a $0.1 million temporary impairment charge, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three and nine months ended October 27, 2012 and October 29, 2011, realized gains and losses on sales of available-for-sale marketable securities were not material. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at October 27, 2012 and January 28, 2012, and the length of time that individual securities have been in a continuous loss position

(in thousands):

	October 27, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	21,549	(16)	905	(95)	22,454	(111)

Total marketable securities	$21,549	$(16)	$905	$(95)	$22,454	$(111)

	January 28, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	20,900	(19)	1,408	(92)	22,308	(111)

Total marketable securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 27, 2012 and October 29, 2011. At October 27, 2012 and January 28, 2012, we had $0.9 million invested, net of temporary impairment charge of $0.1 million, in an auction rate security. We do not intend to sell this security and it is not more likely than not that we will be required to sell the investment before the liquidity in the market improves.

6. Revolving Credit Facility and Debt

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 27, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.6 million at October 27, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 27, 2012.

Additionally, in conjunction with our acquisition of Blue Tomato, we acquired $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. This long-term debt had a weighted average interest rate of 1.7% and has maturities through 2021. Long-term debt obligations at October 27, 2012 are as follows (in thousands):

October 27, 2012
Debt obligations	$2,225
Less: Current portion of debt obligations (1)	(304)

Total long-term debt obligations (2)	$1,921

(1)	The current portion of debt obligations is recorded in other liabilities on the condensed consolidated balance sheets.
(2)	The long-term portion of debt obligations is recorded in long-term debt and other liabilities on the condensed consolidated balance sheets.

7. Commitments and Contingencies

Leases—We are committed under operating leases for all of our retail store locations generally with terms of five to ten years. Additionally, we are committed under operating leases for certain of our distribution and e-commerce fulfillment centers and office space locations. Total rent expense, base rent expense and contingent and other rent expense for the three and nine months ended October 27, 2012 and October 29, 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Base rent expense	$12,080	$10,720	$34,773	$30,985
Contingent and other rent expense (1)	7,814	6,955	22,114	19,358

Total rent expense	$19,894	$17,675	$56,887	$50,343

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

At October 27, 2012, we were committed to property owners for operating lease obligations for $483.5 million. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at October 27, 2012 are as follows (in thousands):

Operating Lease Obligations
Fiscal 2012	$15,399
Fiscal 2013	65,359
Fiscal 2014	65,447
Fiscal 2015	63,173
Fiscal 2016	60,010
Thereafter	214,094

Total	$483,482

Purchase Commitments—At October 27, 2012, we had outstanding purchase orders to acquire merchandise from vendors of $117.8 million. We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at October 27, 2012 and January 28, 2012 was $0.8 million and $0.5 million.

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

The following tables summarize assets measured at fair value on a recurring basis at October 27, 2012 and January 28, 2012

(in thousands):

	October 27, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,464	$—	$—
State and local government securities	—	2,906	—
Marketable securities:
Corporate debt securities	—	1,768	—
State and local government securities	—	84,383	—
Variable-rate demand notes	—	1,600	—
Long-term other assets:
State and local government securities	—	—	905
Equity investments	—	—	1,197

Total	$3,464	$90,657	$2,102

	January 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,139	$—	$—
State and local government securities	—	3,297	—
Marketable securities:
Corporate debt securities	—	2,046	—
State and local government securities	—	125,363	—
Variable-rate demand notes	—	30,610	—
Long-term other assets:
State and local government securities	—	—	908
Equity investments	—	—	1,472

Total	$5,139	$161,316	$2,380

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

The Level 3 state and local government securities represent a $1.0 million par value auction rate security, net of temporary impairment charge of $0.1 million. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors. The Level 3 equity investments primarily represent our 14.3% interest in a manufacturer of apparel and hard goods, which we acquired for $2.0 million in fiscal 2010. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method. This equity investment is valued using comparative market multiples adjusted by an estimated discount factor.

There were no material assets measured at fair value on a nonrecurring basis for the nine months ended October 27, 2012 and October 29, 2011.

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued during the nine months ended October 27, 2012 and October 29, 2011:

	Nine Months Ended
	October 27, 2012	October 29, 2011
Dividend yield	—%	—%
Volatility rate	66.74%	65.00%
Average expected life (in years)	6.25	6.25
Average risk-free interest rate	1.12%	1.05%
Weighted-average fair value per share of stock options granted	$19.40	$13.35

The following table summarizes our stock option activity for the nine months ended October 27, 2012 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 28, 2012	888	$16.18
Granted year to date	55	$31.79
Exercised year to date	(51)	$5.95
Forfeited year to date	(48)	$21.19

Outstanding at October 27, 2012	844	$17.52	4.44	$9,291

Exercisable at October 27, 2012	641	$17.51	4.47	$7,224

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

The following table summarizes our restricted stock activity for the nine months ended October 27, 2012 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 28, 2012	503	$16.79
Granted year to date	149	$34.44
Vested year to date	(235)	$15.22
Forfeited year to date	(38)	$24.14

Outstanding at October 27, 2012	379	$23.97	$10,088

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

We recorded $1.3 million and $1.2 million of total stock-based compensation expense for both the three months ended October 27, 2012 and October 29, 2011. We recorded $4.3 million and $4.0 million of total stock-based compensation expense for the nine months ended October 27, 2012 and October 29, 2011.

At October 27, 2012, there was $10.8 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants and the remaining estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition. This cost has a weighted-average recognition period of 1.2 years.

10. Earnings Per Share, Basic and Diluted— The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$12,667	$14,137	$19,280	$18,614
Weighted average common shares for basic earnings per share	30,957	30,599	30,884	30,487
Dilutive effect of stock options and restricted stock	459	523	541	606

Weighted average common shares for diluted earnings per share	31,416	31,122	31,425	31,093

Basic earnings per share	$0.41	$0.46	$0.62	$0.61

Diluted earnings per share	$0.40	$0.45	$0.61	$0.60

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million and 0.3 million for the three months ended October 27, 2012 and October 29, 2011. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million and 0.3 million for the nine months ended October 27, 2012 and October 29, 2011.

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

The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary. During the three months ended October 27, 2012, we revised the estimated lease termination costs liability and recorded an adjustment of $0.5 million, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses on the condensed consolidated statements of income.

Cumulatively, during the nine months ended October 27, 2012, in conjunction with the ecommerce fulfillment relocation from Everett, Washington to Edwardsville, Kansas and the relocation of our home office from Everett, Washington to Lynnwood, Washington, we have recorded $1.4 million in lease termination costs, $0.4 million in other exit costs and $0.3 million of severance and other employee related costs. Of the total amount recorded during the nine months ended October 27, 2012, $1.0 million was included in cost of goods sold and $1.1 million was included in selling, general and administrative expenses on the condensed consolidated statements of income. We do not expect to incur material additional costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center and home office relocations (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 28, 2012	$—	$241	$—	$241
Additions	213	—	69	282
Payments	(61)	(10)	(38)	(109)

April 28, 2012	152	231	31	414

Additions	32	920	371	1,323
Payments	(166)	(12)	(372)	(550)
Adjustments (2)	—	395	—	395

July 28, 2012	18	1,534	30	1,582

Payments	(14)	(205)	(30)	(249)
Adjustments (3)	—	485	—	485

October 27, 2012 (4)	$4	$1,814	$—	$1,818

(1)	Included in lease termination costs are the previously recorded lease termination costs associated with our distribution center relocation in fiscal 2010, as all costs are associated with the same lease.
(2)	The adjustment to the lease termination costs liability during the three months ended July 28, 2012 is related to the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility.
(3)	The adjustment to the lease termination costs liability during the three months ended October 27, 2012 is related to the revised estimate for lease termination costs at October 27, 2012.
(4)	The exit or disposal provisions related to the ecommerce fulfillment center and home office relocations at October 27, 2012 are included in other liabilities and long-term debt and other liabilities on the condensed consolidated balance sheets.

12. Subsequent Event—On November 13, 2012, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $22.0 million of outstanding common stock through February 1, 2014. Under the program, the Company could purchase shares of common stock through open market transactions at prices deemed appropriate by management including pursuant to share repurchase plans under SEC Rule 10b5-1. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

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

Overview

We are a leading multi-channel specialty retailer of action sports related apparel, footwear, equipment and accessories, focusing on skateboarding, snowboarding, surfing, motocross and BMX for young men and women. At October 27, 2012, we operated 495 stores; 471 in the United States, 19 in Canada and five in Europe. In the United States and Canada we operate under the name Zumiez and in Europe we operate under the name Blue Tomato. Additionally, we operate ecommerce web sites under www.zumiez.com and www.blue-tomato.com. We completed the acquisition of Blue Tomato during the second quarter of fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

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

General

Net sales constitute gross sales net of actual and estimated returns and deductions for promotions. Net sales include our in-store sales and our ecommerce sales, which includes ecommerce shipping revenue. Ecommerce sales were 10.7% and 6.4% of total net sales for the three months ended October 27, 2012 and October 29, 2011 and 8.7% and 6.0% of total net sales for the nine months ended October 27, 2012 and October 29, 2011. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.7	61.1	65.0	65.0

Gross profit	37.3	38.9	35.0	35.0
Selling, general and administrative expenses	25.4	24.1	27.7	27.2

Operating profit	11.9	14.8	7.3	7.8
Interest and other income, net	0.0	0.2	0.3	0.3

Earnings before income taxes	11.9	15.0	7.6	8.1
Provision for income taxes	4.9	5.8	3.3	3.1

Net income	7.0%	9.2%	4.3%	5.0%

Three Months (13 weeks) Ended October 27, 2012 Compared With Three Months (13 weeks) Ended October 29, 2011

Net Sales

Net sales were $180.0 million for the three months ended October 27, 2012 compared to $154.0 million for the three months ended October 29, 2011, an increase of $26.0 million or 16.9%. The increase reflected a comparable store sales increase of 3.7% for the three months ended October 27, 2012 as well as the net addition of 48 U.S. and Canada stores (51 new stores offset by three store closures) subsequent to October 29, 2011 and the acquisition of Blue Tomato during the second quarter of fiscal 2012. Included in the results for the three months ended October 27, 2012 were $8.1 million in net sales of Blue Tomato.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in men’s clothing, junior’s clothing, footwear and hardgoods were slightly offset by a comparable store sales decrease in accessories and boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $67.1 million for the three months ended October 27, 2012 compared to $59.9 million for the three months ended October 29, 2011, an increase of $7.2 million, or 11.9%. As a percent of net sales, gross profit decreased 160 basis points for the three months ended October 27, 2012 to 37.3% from 38.9% for the three months ended October 29, 2011. The decrease was primarily due to a 90 basis points increase in ecommerce fulfillment and ecommerce shipping expenses and a 80 basis points impact of a $1.4 million charge recorded during the three months ended October 27, 2012 related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato. These increases were partially offset by a 40 basis points impact from leveraging our store occupancy costs on a 3.7% comparable store sales increase.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $45.7 million for the three months ended October 27, 2012 compared to $37.1 million for the three months ended October 29, 2011, an increase of $8.6 million, or 23.1%. SG&A expenses as a percent of net sales increased by 130 basis points for the three months ended October 27, 2012 to 25.4% compared to 24.1% for the three months ended October 29, 2011. The increase was primarily due to a 110 basis points impact of a $2.0 million charge incurred during the three months ended October 27, 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 100 basis points increase in corporate costs and a 30 basis points impact for the amortization of intangible assets acquired as part of our Blue Tomato acquisition of $0.5 million for the three months ended October 27, 2012. These increases were partially offset by 90 basis points in store operating efficiencies and a 40 basis points decrease in incentive compensation.

Net Income

Net income for the three months ended October 27, 2012 was $12.7 million, or $0.40 per diluted share, compared with net income of $14.1 million, or $0.45 per diluted share, for the three months ended October 29, 2011. Our effective income tax rate for the three months ended October 27, 2012 was 40.9% compared to 38.9% for the three months ended October 29, 2011. Our effective tax rate for the three months ended October 27, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

Nine Months (39 weeks) Ended October 27, 2012 Compared With Nine Months (39 weeks) Ended October 29, 2011

Net Sales

Net sales were $445.0 million for the nine months ended October 27, 2012 compared to $372.0 million for the nine months ended October 29, 2011, an increase of $73.0 million or 19.6%. The increase reflected a comparable store sales increase of 8.0% for the nine months ended October 27, 2012 as well as the net addition of 48 U.S. and Canada stores (51 new stores offset by three store closures) subsequent to October 29, 2011 and the acquisition of Blue Tomato during the second quarter of fiscal 2012. Included in the results for the nine months ended October 27, 2012 were $9.6 million in net sales of Blue Tomato, which reflect Blue Tomato sales from the acquisition date of July 4, 2012 to October 27, 2012.

The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in men’s clothing, footwear, junior’s clothing and hardgoods were slightly offset by a comparable store sales decrease in boy’s clothing and accessories. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $155.6 million for the nine months ended October 27, 2012 compared to $130.2 million for the nine months ended October 29, 2011, an increase of $25.4 million, or 19.5%. As a percent of net sales, gross profit was flat for the nine months ended October 27, 2012 at 35.0% compared to 35.0% for the nine months ended October 29, 2011. Gross profit as a percent of sales was impacted by an 80 basis points impact from leveraging our store occupancy costs on a 8.0% comparable store sales increase and 40 basis points due to distribution center efficiencies, which were offset by a 60 basis points increase in ecommerce fulfillment and ecommerce shipping expenses and a 40 basis points impact of a $1.9 million charge recorded during the nine months ended October 27, 2012 related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $123.2 million for the nine months ended October 27, 2012 compared to $101.3 million for the nine months ended October 29, 2011, an increase of $21.9 million, or 21.6%. SG&A expenses as a percent of net sales increased by 50 basis points for the nine months ended October 27, 2012 to 27.7% compared to 27.2% for the nine months ended October 29, 2011. The increase was primarily due to a 60 basis points impact of a $2.7 million charge incurred during the nine months ended October 27, 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 40 basis points impact of the $1.9 million in transaction costs incurred during the nine months ended October 27, 2012 in conjunction with our acquisition of Blue Tomato, a 20 basis points impact of amortization of intangible assets acquired as part of our Blue Tomato acquisition of $0.7 million for the three months ended October 27, 2012 and a 20 basis points impact of exit costs and other charges of $1.1 million incurred during the nine months ended October 27, 2012 related to the relocation of our home office. These increases were partially offset by 110 basis points in store operating efficiencies.

Net Income

Net income for the nine months ended October 27, 2012 was $19.3 million, or $0.61 per diluted share, compared with net income of $18.6 million, or $0.60 per diluted share, for the nine months ended October 29, 2011. Our effective income tax rate for the nine months ended October 27, 2012 was 43.4% compared to 38.4% for the nine months ended October 29, 2011. Our effective tax rate for the nine months ended October 27, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

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

Operating Activities

Net cash provided by operating activities increased by $3.0 million to $28.2 million for the nine months ended October 27, 2012 from $25.2 million for the nine months ended October 29, 2011. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales.

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

Investing Activities

Net cash used in investing activities was $34.8 million for the nine months ended October 27, 2012, related to $69.7 million for the acquisition of Blue Tomato (net of cash acquired) and $34.0 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington, partially offset by $69.0 million in net sales of marketable securities. Net cash used in investing activities was $25.6 million for the nine months ended October 29, 2011, related to $18.4 million of capital expenditures primarily for new store openings and $7.2 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended October 27, 2012 and October 29, 2011 was $2.6 million and $2.9 million related primarily to proceeds from stock-based compensation exercises and the related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at October 27, 2012 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.6 million at October 27, 2012 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.

Additionally, in conjunction with our acquisition of Blue Tomato, we acquired $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. At October 27, 2012, the amount of borrowings under this debt was $2.2 million.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 27, 2012, with the exception of the long-term debt that we acquired in conjunction with the acquisition of Blue Tomato. The following table summarizes the total amount of future payments due under our contractual obligations at October 27, 2012

(in thousands):

	Total	Fiscal 2012	Fiscal 2013 and Fiscal 2014	Fiscal 2015 and Fiscal 2016	Thereafter
Operating lease obligations	$483,482	$15,399	$130,806	$123,183	$214,094
Purchase obligations	117,812	117,812	—	—	—
Debt principal and interest	2,381	85	679	607	1,010

Total	$603,675	$133,296	$131,485	$123,790	$215,104

Off-Balance Sheet Obligations

We did not have any off-balance sheet obligations at October 27, 2012.

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

Some of our competitors are larger than we are and have substantially greater financial, marketing, including advanced ecommerce marketing capabilities, and other resources than we do. Additionally, some of our competitors may offer more free and/or expedited shipping options for ecommerce sales. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including divisional managers, regional managers, district managers, store managers and store associates, who understand and appreciate our culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution and ecommerce fulfillment centers particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

Payments under these operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. For example, total rental expense, including additional rental payments (or “percentage rent”) based on sales of some of the stores, common area maintenance charges and real estate taxes, under operating leases was $56.9 million and $50.3 million for the nine months ended October 27, 2012 and October 29, 2011. At October 27, 2012, we were committed to property owners for operating leases obligations for $483.5 million. In addition, substantially all of our store leases provide for additional rental payments based on sales of the respective stores, as well as common area maintenance charges, and require that we pay real estate taxes. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 27, 2012.

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

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor practices of our vendors and these manufacturers. The violation of labor or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In that regard, most of the products we sell are manufactured overseas, primarily in Asia and Central America, which may increase the risk that the labor practices followed by the manufacturers of these products may differ from those considered acceptable in the United States.

Additionally, our products are subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area are currently in place. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At October 27, 2012, we had $88.9 million of investments in state and local government securities and variable-rate demand notes, excluding our auction rate security. These securities are not guaranteed by the United States government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill and other intangible assets recorded on the condensed consolidated balance sheets.

Goodwill and other intangible assets are required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill or other intangible assets as a result of our impairment analysis could result in a non-cash impairment charge to our condensed consolidated statements of income. An impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at October 27, 2012 has not significantly changed since January 28, 2012. Our market risk profile at October 27, 2012 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 27, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 27, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 28, 2012—August 25, 2012	992	$34.32	—	—
August 26, 2012—September 29, 2012	—	$—	—	—
September 30, 2012—October 27, 2012	—	$—	—	—

Total	992		—

(1)	During the thirteen weeks ended October 27, 2012, 992 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 27, 2012 and October 29, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 27, 2012 and October 29, 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 27, 2012 and October 29, 2011; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 27, 2012 and October 29, 2011; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

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

ZUMIEZ INC.

Dated: December 5, 2012	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)