Form 10-K
period 2013-02-02
Zumiez Inc
filed 2013-03-19
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51300

ZUMIEZ INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4001 204th Street SW
Lynnwood, Washington	98036
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 27, 2012, was $851,643,956.

At March 8, 2013, there were 29,989,450 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 22, 2013, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2013 will be the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez Inc. is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. The Company was formed in August 1978 and is a Washington State corporation.

At February 2, 2013, we operated 500 stores; 472 in the United States (“U.S.”), 20 in Canada and eight in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during the second quarter of fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

Our stores bring the look and feel of an independent specialty shop by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and young adults and to serve as a destination for our customers. We believe that our distinctive store concepts and compelling store economics will provide continued opportunities for growth in both new and existing markets.

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

Over our 34-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We have:

•	increased our store count from 285 as of the end of fiscal 2007 to 500 as of the end of fiscal 2012, representing a compound annual growth rate of 11.9%;

•	increased net sales from $381.4 million in fiscal 2007 to $669.4 million in fiscal 2012, representing a compound annual growth rate of 11.9%;

•	been profitable in every fiscal year of our 34-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept. We target a large population of young men and women, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel, footwear and accessories they wear and the equipment they use. We believe that action sports is a permanent aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit in our market.

Differentiated Merchandising Strategy. We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant action sports brands encompassing apparel, footwear, accessories and hardgoods. The breadth of merchandise offered at our stores exceeds that offered by many other action sports specialty stores and includes some brands and products that are available within many malls or shopping areas only at our stores. The action sports lifestyle includes activities that are popular at different times throughout the year, providing us the opportunity to shift our merchandise selection seasonally. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the action sports season dictates. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

Deep-rooted Culture. Our culture and brand image enable us to successfully attract and retain high quality employees who are passionate and knowledgeable about the products we sell. We place great emphasis on customer service and satisfaction, and we have made this a defining feature of our corporate culture. To preserve our culture, we strive to promote from within and we provide our employees with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet localized customer demand.

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

Disciplined Operating Philosophy. We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level. Our comprehensive training programs are designed to provide our employees with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising teams’ immersion in the action sports lifestyle, supplemented with feedback from our customers, store associates and store leadership, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us better manage markdown and fashion risk.

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands. We believe that our immersion in the action sports lifestyle allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has appeal that provides store expansion opportunities throughout the U.S. and internationally. During the last three fiscal years ending with fiscal 2012, we have opened or acquired 133 new stores consisting of 61 stores in fiscal 2012, 45 stores in fiscal 2011 and 27 stores in fiscal 2010. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 60 new stores in fiscal 2013, including stores in our existing markets and in new markets domestically and internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Continuing to Generate Sales Growth through Improved Store Level Productivity and Continued Ecommerce Sales Growth. We seek to maximize our comparable store sales, including sales from our ecommerce businesses, and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We seek to continue to grow our ecommerce sales with a continued focus on enhancing and integrating the unique Zumiez and Blue Tomato brand experiences through this channel. In fiscal 2012, 2011 and 2010, ecommerce sales represented 11.2%, 7.3% and 4.7% of our total net sales.

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

Merchandising and Purchasing

Our goal is to be viewed by our customers as the definitive source of merchandise for the action sports lifestyle. We believe that the breadth of merchandise offered at our stores, which includes apparel, footwear, accessories and hardgoods, exceeds that offered by many other action sports specialty stores at a single location, and makes our stores a single-stop purchase destination for our target customers.

We seek to identify action sports oriented fashion trends as they develop and to respond in a timely manner with a relevant in-store product assortment. We strive to keep our merchandising mix fresh by continuously introducing new brands or styles in response to the evolving desires of our customers. We also take advantage of the change in action sports seasons during the year to maintain an updated product selection. Our merchandise mix may vary by region and country, reflecting the specific action sports preferences and seasons in each market.

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 9.0%, 6.3% and 6.5% of our net sales in fiscal 2012, 2011 and 2010. We believe that our strategic mix of both apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that are exclusively distributed to our stores. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2012, 2011 and 2010 our private label merchandise represented 16.9%, 17.7% and 18.0% of our net sales.

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

Our merchandising staff remains in tune with the action sports culture by participating in action sports, attending relevant events and concerts, watching action sports related programming and reading action sports publications. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors.

We source our private label merchandise from foreign manufacturers around the world. We have cultivated our private label sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to source high-quality private label goods at favorable costs.

Stores

Store Locations. At February 2, 2013, we operated 500 stores in the following locations.

United States - 472 Stores
Alaska	3	Illinois	17	Montana	4	Pennsylvania	18
Arizona	13	Indiana	10	New Hampshire	6	Rhode Island	1
California	80	Iowa	3	New Jersey	18	South Dakota	2
Colorado	18	Kansas	3	Nevada	9	Tennessee	4
Connecticut	8	Maine	3	New Mexico	5	Texas	47
Delaware	3	Maryland	10	New York	32	Utah	14
Florida	19	Massachusetts	8	North Carolina	7	Virginia	9
Georgia	4	Michigan	8	Ohio	2	Washington	24
Hawaii	3	Minnesota	11	Oklahoma	6	Wisconsin	14
Idaho	6	Missouri	5	Oregon	13	Wyoming	2

Canada - 20 Stores
Alberta	3
British Columbia	6
Ontario	11

Europe - 8 Stores
Austria	5
Germany	3

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2012	53	8	5	500
2011	45	0	1	444
2010	27	0	4	400

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, action sports focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

At February 2, 2013, our stores averaged approximately 3,000 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2013, we plan on opening new stores with square footage similar to this average.

Expansion Opportunities and Site Selection. In selecting a location for a new store, we target high-traffic locations with suitable demographics and favorable lease terms. For mall locations, we seek locations near busy areas of the mall such as food courts, movie theaters, game stores and other popular teen retailers. We generally locate our stores in malls in which other teen-oriented retailers have performed well. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall.

Store Management, Operations and Training. We believe that our success is dependent in part on our ability to attract, train, retain and motivate qualified employees at all levels of our organization. We have developed a corporate culture that we believe empowers the individual store managers to make store-level business decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for employees.

We believe we provide our managers with the knowledge and tools to succeed through our comprehensive training programs and the flexibility to manage their stores to meet customer demands. While general guidelines for our merchandise assortments, store layouts and in-store visuals are provided by our home offices, we give our managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. We design group training programs for our managers to improve both operational expertise and supervisory skills.

Our store associates generally have an interest in the action sports lifestyle and are knowledgeable about our products. Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates. These programs are designed to promote a competitive, yet fun, culture that is consistent with the action sports lifestyle we seek to promote.

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, which give our customers an opportunity to experience and participate in the action sports lifestyle. Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brands and culture. For example, the Zumiez Couch Tour is a series of entertainment events that includes skateboarding demonstrations from top professionals, autograph sessions, competitions and live music, and has featured some of today’s most popular personalities in action sports and music. The Zumiez Couch Tour provides a high-impact platform where customers can interact with some of their favorite action sports athletes and vendors can showcase new products.

Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, the Zumiez Stash, which is our customer loyalty program, and various social network channels. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. During fiscal 2010, we relocated our domestic distribution center from Everett, Washington to Corona, California to reduce distribution costs, expand capacity and increase speed of merchandise delivery to our customers. At our Corona, California facility, merchandise is inspected, allocated to stores, ticketed when necessary and boxed for distribution to our stores. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise. We currently use United Parcel Service to ship the majority of our merchandise to our domestic stores.

During fiscal 2012, we relocated our domestic ecommerce fulfillment center from Everett, Washington to Edwardsville, Kansas to provide the additional capacity needed to support the continued growth of our domestic ecommerce operations, while also increasing the speed at which we get product to our customers and lowering the freight and distribution costs once the Edwardsville, Kansas fulfillment center is running effectively and at full capacity.

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

Competition

The teenage and young adult retail apparel, hardgoods and accessories industry is highly competitive. We compete with other retailers for vendors, customers, suitable store locations and qualified store associates and management personnel. In the softgoods market, which includes apparel, footwear and accessories, we currently compete with other teenage and young adult focused retailers. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2012, approximately 60% of our net sales occurred in the third and fourth quarters combined, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences, the number and timing of new store openings and store remodels and closings.

Trademarks

The “Zumiez” and “Blue Tomato” trademarks and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the U.S. Patent and Trademark Office and with the registries of certain foreign countries. We regard our trademarks as valuable and intend to maintain such marks and any related registrations and vigorously protect our trademarks. We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.

Employees

At February 2, 2013, we employed approximately 1,700 full-time and approximately 3,600 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Financial Information about Geographic Areas

See Note 21, “Segment Reporting,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information regarding net sales and long-lived assets related to domestic and foreign operations.

Available Information

Our principal website address is www.zumiez.com. We make available, free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://ir.zumiez.com. Information available on our website is not incorporated by reference in, and is not deemed a part of, this Form 10-K.

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

Our ability to attract customers to our stores depends heavily on the success of the shopping malls in which many of our stores are located; any decrease in customer traffic in those malls could cause our sales to be less than expected.

In order to generate customer traffic we depend heavily on locating many of our stores in prominent locations within successful shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy depends on our ability to open and operate new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores could have a material adverse effect on our results of operations. We intend to continue to open new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

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

In addition, we plan to open new stores in regions of the U.S. or international locations in which we currently have few, or no, stores. The expansion into these markets may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations.

Failure to successfully integrate any businesses or stores that we acquire could have an adverse impact on our results of operations and financial performance.

We may, from time to time, acquire other retail stores or businesses, such as our acquisition of Blue Tomato, a leading European multi-channel retailer for board sports and related apparel and footwear, which was completed in the second quarter of fiscal 2012. We may experience difficulties in integrating any stores or businesses we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

In fiscal 2011, we opened our first store locations in Canada and we plan to continue to open new stores in Canada. During the second quarter of fiscal 2012, we acquired Blue Tomato, which operates primarily in the

European market, and we plan to open new stores in Europe in the future. We may continue to expand internationally, either organically, or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market. As a result, operations in international markets may be less successful than our operations in the U.S. Additionally, consumers in international markets may not be familiar with our brands, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

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

The current uncertainty surrounding the U.S. and global economies, including the European economy, coupled with cyclical economic trends in action sports retailing could have a material adverse effect on our results of operations.

The action sports retail industry historically has been subject to substantial cyclicality. As the U.S. and global economic conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of action sports apparel and related products may decline. The current uncertainty in the U.S. and global economies and increased government debt may have a material adverse impact on our results of operations and financial position.

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 80% to 85% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers.

Our sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and winter holiday shopping patterns. Accordingly, our quarterly results of operations are volatile and may fluctuate significantly.

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

Our quarterly results of operations are affected by a variety of other factors, including:

•	the timing of new store openings and the relative proportion of our new stores to mature stores;

•	whether we are able to successfully integrate any new stores that we acquire and the presence of any unanticipated liabilities in connection therewith;

•	fashion trends and changes in consumer preferences;

•	calendar shifts of holiday or seasonal periods;

•	changes in our merchandise mix;

•	timing of promotional events;

•	general economic conditions and, in particular, the retail sales environment;

•	actions by competitors or mall anchor tenants;

•	weather conditions;

•	the level of pre-opening expenses associated with our new stores; and

•	inventory shrinkage beyond our historical average rates.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a continued decline in the relative value of the U.S. dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

Our business is susceptible to weather conditions that are out of our control, including the potential risks of unpredictable weather patterns and any weather patterns associated with naturally occurring global climate change, and the resultant unseasonable weather could have a negative impact on our results of operations.

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season (including any weather patterns associated with global warming and cooling) could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could have a material adverse effect on our business and results of operations.

We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

The teenage and young adult retail apparel, footwear, accessories and hardgoods industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates and management personnel. Some of our competitors are larger than we are and have substantially greater financial, marketing, including advanced ecommerce marketing capabilities, and other resources than we do. Additionally, some of our competitors may offer more options for free and/or expedited shipping for ecommerce sales. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors could have a material adverse effect on our business. There can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us, raise the prices they charge at any time or allow their merchandise to be discounted by other retailers. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. In addition, certain of our vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, could have a material adverse effect on our business, results of operations and financial condition.

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

Our performance depends largely on the efforts and abilities of our key executives. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and we may not be able to do so.

Our failure to meet our staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees who understand and appreciate our culture based on a passion for the action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution and ecommerce fulfillment centers particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due could have a material adverse effect on our business and growth plans.

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent (or “percentage rent”) based on sales of some of our stores, real estate taxes, insurance and common area maintenance charges, was $78.0 million, $68.8 million and $61.8 million for fiscal 2012, 2011 and 2010. At February 2, 2013, we were committed to property owners for minimum operating leases obligations for $485.6 million. In addition, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance and common area maintenance charges. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could have a material adverse effect on our business.

The terms of our primary credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions. These restrictions could have a significant adverse impact on our business. Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 2, 2013. There were no outstanding borrowings under the secured revolving credit facility at February 2, 2013 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million at February 2, 2013 and $0.9 million at January 28, 2012.

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

Additionally, in the current economic environment, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support their commitments to us in the future. If our lenders fail to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

Our business could suffer if a manufacturer fails to use acceptable labor practices.

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor practices of our vendors and these manufacturers. The violation of labor or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In that regard, most of the products we sell are manufactured overseas, primarily in Asia and Central America, which may increase the risk that the labor practices followed by the manufacturers of these products may differ from those considered acceptable in the U.S.

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

Sales from private label merchandise account for approximately 15% to 20% of our net sales and generally carry higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, could have a material adverse effect on our comparable store sales, financial condition and results of operations.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

If our information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. Additionally, we rely on third-party service providers for certain information systems functions. If a service provider fails to provide the data quality, communications capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

The security of our databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation and expenses. In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

Database privacy, network security and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices and activity monitoring on our networks. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez or Blue Tomato brands, our store concepts, our private label brands or our goodwill and cause a decline in our net sales. Although we have secured or are in the process of securing protection for our trademarks and domain names in a number of countries outside of the U.S., there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks or at all. Also, the efforts we have taken to protect our trademarks may not be sufficient or effective. Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the U.S., which also could adversely affect our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

The effects of war or acts of terrorism could adversely affect our business.

Most of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

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

We are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal 2014. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. While the majority of these costs will begin in fiscal 2014, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At February 2, 2013, we had $87.6 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill and other indefinite-lived intangible assets recorded on the consolidated balance sheets.

Goodwill and other indefinite-lived intangible assets are required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill or other indefinite-lived intangible assets as a result of our impairment analysis could result in a non-cash impairment charge. An impairment charge could have a significant impact on earnings and potentially result in a violation of our financial covenants, thereby limiting our ability to secure short-term financing.

Reduced operating results and cash flows may cause us to incur impairment charges.

We review the carrying value of our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The review could result in a non-cash impairment charge related to underperforming stores, which could impact our results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our stores are occupied under operating leases and encompassed approximately 1,480,000 total square feet at February 2, 2013.

We own approximately 356,000 square feet of developable land in Lynnwood, Washington, and completed construction of our new 63,071 square foot global home office in fiscal 2012. Additionally, we lease 12,917 square feet of office space in Schladming, Austria for our European home office.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center. We lease 94,428 square feet of a facility in Edwardsville, Kansas that serves as our domestic ecommerce fulfillment center. This lease expires in 2022 and we have the option to lease up to 153,095 square feet of the facility under this lease agreement.

We lease a 51,667 square feet combined distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.

Additionally, we are under lease for a 59,972 square foot location in Everett, Washington that was previously used for a portion of our combined home office and ecommerce fulfillment center. This lease expires in 2017. See Note 19, “Exit and Disposal Activities,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for additional information related to this location.

Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 11, “Commitments and Contingencies,” and Note 22, “Subsequent Event,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for additional information related to legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 2, 2013, there were 30,113,878 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market for fiscal 2012 and fiscal 2011.

Fiscal 2012	High	Low
First Fiscal Quarter (January 29, 2012—April 28, 2012)	$38.79	$27.66
Second Fiscal Quarter (April 29, 2012—July 28, 2012)	$41.96	$31.65
Third Fiscal Quarter (July 29, 2012—October 27, 2012)	$38.57	$24.60
Fourth Fiscal Quarter (October 28, 2012—February 2, 2013)	$26.94	$17.93

Fiscal 2011	High	Low
First Fiscal Quarter (January 30, 2011—April 30, 2011)	$29.88	$22.13
Second Fiscal Quarter (May 1, 2011—July 30, 2011)	$30.90	$21.91
Third Fiscal Quarter (July 31, 2011—October 29, 2011)	$27.23	$15.85
Fourth Fiscal Quarter (October 30, 2011—January 28, 2012)	$32.49	$20.74

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez Inc., the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on February 2, 2008 and ending on February 2, 2013. The comparison assumes $100 was invested on February 2, 2008 in each Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	2/2/08	1/3/09	1/30/10	1/29/11	1/28/12	2/2/13
Zumiez Inc.	$100.00	$35.68	$63.52	$111.33	$141.37	$105.34
Nasdaq Composite	100.00	60.26	84.82	110.53	114.46	128.46
Nasdaq Retail Trade	100.00	68.37	115.76	153.63	178.14	221.93

Holders of the Company’s Capital Stock

We had 326 shareholders of record as of March 1, 2013.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourteen weeks ended February 2, 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
October 28, 2012—November 24, 2012	—	$—	—	$22,000
November 25, 2012—December 29, 2012	1,081	20.36	1,081	20,000
December 30, 2012—February 2, 2013	184	20.86	184	16,155

Total	1,265		1,265

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase up to $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. The repurchase program is expected to continue through fiscal 2013 that will end on February 1, 2014, unless the time period is extended or shortened by the Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended
	February 2, 2013 (1)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Statement of Operations Data (in thousands, except per share data):
Net sales	$669,393	$555,874	$478,849	$407,603	$408,669
Cost of goods sold	428,109	354,198	311,028	274,396	274,134

Gross profit	241,284	201,676	167,821	133,207	134,535
Selling, general and administrative expenses	172,742	141,444	130,454	120,472	109,927

Operating profit	68,542	60,232	37,367	12,735	24,608
Interest income, net	1,410	1,836	1,496	1,176	2,059
Other income (expense), net	327	(379)	(8)	96	36

Earnings before income taxes	70,279	61,689	38,855	14,007	26,703
Provision for income taxes	28,115	24,338	14,652	4,876	9,499

Net income	$42,164	$37,351	$24,203	$9,131	$17,204

Earnings per share:
Basic	$1.37	$1.22	$0.81	$0.31	$0.59

Diluted	$1.35	$1.20	$0.79	$0.30	$0.58

Weighted average shares outstanding:
Basic	30,742	30,527	29,971	29,499	29,127
Diluted	31,273	31,119	30,794	30,133	29,694

Other Financial Data (in thousands, except gross margin and operating margin):
Gross margin (2)	36.0%	36.3%	35.0%	32.7%	32.9%
Operating margin (3)	10.2%	10.8%	7.8%	3.1%	6.0%
Capital expenditures	$41,070	$25,508	$29,124	$16,004	$28,349
Depreciation, amortization and accretion	$22,957	$19,744	$17,923	$22,092	$19,470

Store Data:
Number of stores open at end of period	500	444	400	377	343
Comparable store sales increase (decrease) (4)	5.0%	8.7%	11.9%	(10.0%)	(6.5%)
Net sales per store (5) (in thousands)	$1,240	$1,210	$1,162	$1,081	$1,240
Total store square footage (6) (in thousands)	1,480	1,308	1,174	1,107	1,005
Average square footage per store (7)	2,961	2,945	2,935	2,937	2,930
Net sales per square foot (8)	$421	$411	$396	$367	$424

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$103,172	$172,798	$128,801	$108,051	$78,582
Working capital (9)	146,115	197,927	155,400	133,927	112,092
Total assets	409,098	362,157	301,631	260,265	233,349
Total long-term liabilities	48,478	34,304	29,435	27,802	24,177
Total shareholders’ equity	303,421	272,277	226,735	192,676	177,951

(1)	The fiscal year ended February 2, 2013 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. Additionally, in July 2012, we acquired Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million).

(2)	Gross margin represents gross profit divided by net sales.

(3)	Operating margin represents operating profit divided by net sales.

(4)	Comparable store sales percentage changes are calculated by comparing comparable store sales for the applicable fiscal year to comparable store sales for the prior fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales.

(5)	Net sales per store represents net sales, excluding ecommerce sales, for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(6)	Total store square footage includes retail selling, storage and back office space at the end of the fiscal year.

(7)	Average square footage per store is calculated based on the total store square footage at the end of the fiscal year, including retail selling, storage and back office space, of all stores open at the end of the fiscal year.

(8)	Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(9)	Working capital is defined as current assets minus current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2012—A Review of This Past Year

In fiscal 2012, Zumiez achieved record sales and earnings levels and continued to build on the momentum we had seen in fiscal 2011. During the year, we continued to make strategic investments that we believe will reap long-term benefits focused on enhancing the customer experience across multiple sales channels, domestic and international growth and on our people and infrastructure aimed at improving decision making and product speed to market. In July 2012, we completed the acquisition of Blue Tomato. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear in the European marketplace. The Blue Tomato acquisition represents a presence in the European action sports market with an established brand identity and operational philosophies that are strategically aligned with Zumiez.

The following table shows net sales, operating profit and margin and diluted earnings per share growth for fiscal 2012 compared to fiscal 2011. The fiscal 2012 results include $7.3 million in costs associated with the acquisition of Blue Tomato, including one-time acquisition costs, amortization of intangible assets and the costs associated with the future incentive payments related to the transaction as well as $2.1 million in charges for the relocation of our home office and ecommerce fulfillment center:

	Fiscal Year Ended
	February 2, 2013 (1)	January 28, 2012	% Change
Net sales (in thousands)	$669,393	$555,874	20%
Operating profit (in thousands)	$68,542	$60,232	14%
Operating margin	10.2%	10.8%
Diluted earnings per share	$1.35	$1.20	13%

(1)	The fiscal year ended February 2, 2013 consisted of 53 weeks versus 52 weeks in the fiscal year ended January 28, 2012.

The increase in net sales reflected a comparable store sales increase of 5.0% for fiscal 2012 as well as the net addition of 56 stores (61 new or acquired stores offset by five store closures), which includes the acquisition of Blue Tomato during the second quarter of fiscal 2012. The increase in comparable stores sales was primarily driven by an increase in dollars per transaction partially offset by a decrease in comparable store transactions. Dollars per transaction increased primarily due to an increase in average unit retail, partially offset by a decline in units per transaction. These sales results were achieved with record product margins, demonstrating the strength of our distinctive product offering and the unique customer experience our store associates provide. As a result of our continued focus on managing our cost structure, these sales results translated into strong operating profit and diluted earnings per share growth despite the impact of charges related to the acquisition costs associated with Blue Tomato and relocation of our home office and ecommerce fulfillment center.

While the results of fiscal 2012 were positive, the back half of the year trended downward, particularly in the fourth quarter when same store sales decreased 1.0%. Contributing to these results were category challenges as we faced headwinds, such as footwear and snow hardgoods and outerwear.

Fiscal 2013—A Look At the Upcoming Year

As we enter fiscal 2013, we continue to face some of the challenges we encountered during the second half of fiscal 2012. In addition, we believe that consumers continue to face challenging economic conditions and uncertainty both domestically and globally that cause concern in the retail environment and lead us to be cautious in our outlook for the coming year. However, regardless of the macro economic landscape, we believe that we are well positioned to perform well relative to other retailers by staying true to what makes us unique while continuing to make return based investments.

Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on our growth initiatives while managing our cost structure. Our primary growth vehicles are:

1.	Initiatives that drive comparable store sales gains;
2.	Opening high return stores;
3.	Ecommerce penetration; and
4.	International growth

In fiscal 2013, we expect total sales to increase driven by an increase in comparable store sales, the opening of approximately 60 new stores, including approximately 15 stores through international expansion in Canada and Europe, increased sales from our ecommerce channel and a full year of sales attributed to the Blue Tomato acquisition. If we achieve our sales projections, we expect earnings will increase. We will make further investments in people and infrastructure in fiscal 2013, building on the progress we have made through fiscal 2012, primarily focused on the development of our omni-channel sales strategies and our international growth. We anticipate inventory levels per square foot to grow slightly. We expect our cash, short-term investments and working capital to increase, and do not anticipate any new borrowings during the year.

General

Net sales constitute gross sales net of actual and estimated returns, deductions for promotions and shipping revenue. Net sales include our in-store sales and our ecommerce sales. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business. We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our in-store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Therefore, our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of “in-store” or ecommerce businesses which were in operation during both of the two periods being compared and, if a in-store or ecommerce business is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that in-store or ecommerce business is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable store sales after the first anniversary of the acquisition date. As such, Blue Tomato results will not be included in the calculation of comparable store sales until July 2013. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) and freight costs for store merchandise transfers. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. Cash consideration received from vendors, is reported as a reduction of cost of goods sold if the inventory has sold, a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, amounts billed to our customers are included in net sales and the related freight cost is charged to cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Comparable store sales. As previously described in detail under the caption “General,” comparable store sales provide a measure of sales growth for stores and ecommerce businesses open at least one year over the comparable prior year period.

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll and store occupancy. Comparable store sales also have a direct impact on our total net sales, operating profit, cash and working capital.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

Our write-down reserve contains uncertainties because the calculation requires management to make assumptions based on the current rate of sales, the age and profitability of inventory and other factors.

Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical percentages that can be affected by changes in merchandise mix and changes in actual shrinkage trends.

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

A 10% decrease in ultimate sales price at February 2, 2013 would have decreased net income by $0.1 million in fiscal 2012.

A 10% increase in actual physical inventory shrinkage reserved at February 2, 2013 would have decreased net income by $0.2 million in fiscal 2012.

Fixed Assets

We review the carrying value of our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable.

Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the projected discounted cash flow of the asset to the asset carrying value. Declines in projected cash flow of the assets could result in impairment.

The actual economic lives of our fixed assets may be different from our estimated useful lives, thereby resulting in a different carrying value. These evaluations could result in a change in the depreciable lives of these assets and therefore our depreciation expense in future periods.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses.

Our fixed assets accounting methodology contains uncertainties because it requires management to make estimates with respect to the useful lives of our fixed assets that we believe are reasonable.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate fixed asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Although management believes that the current useful lives estimates assigned to our fixed assets are reasonable, factors could cause us to change our estimates, thus affecting the future calculation of depreciation.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
Revenue Recognition

Revenue is recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon estimated delivery to the customer. Revenue is recorded net of estimated and actual sales returns and deductions for promotions.

Revenue is not recorded on the sale of gift cards. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, an estimate of the portion of gift cards that is not expected to be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding future sales returns and the amount and timing of gift cards projected to be redeemed by gift card recipients. Our estimate of the amount and timing of sales returns and gift cards to be redeemed is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to measure future sales returns or recognize revenue for our gift card program in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase in our sales return reserve at February 2, 2013 would have decreased net income by $0.1 million in fiscal 2012.

A 10% increase in our unredeemed gift card breakage life at February 2, 2013 would have decreased net income by $0.3 million in fiscal 2012.

Stock-Based Compensation

We maintain the Zumiez Inc. 2005 Equity Incentive Plan under which restricted stock and non-qualified stock options have been granted to employees and non-employee directors.

We determine the fair value of our restricted stock awards based on the closing market price of our stock on the grant date. In determining the fair value of our stock options, we use the Black-Scholes option pricing model. The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period, net of estimated forfeitures.

	The calculation of stock-based compensation expense requires management to make assumptions and to apply judgment to estimate the number of stock awards that will ultimately vest and to determine the fair value of our stock option awards. These assumptions and judgments include estimating future employee turnover rates and the inputs to the Black-Scholes option pricing model, including expected term. Changes in these assumptions can materially affect our stock-based compensation expense.	We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the consolidated balance sheets. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized.	Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

Accounting for Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency in the Notes to the Consolidated Financial Statements.	Significant judgment is required in evaluating our claims and contingencies, including determining the probability that a liability has been incurred and whether such liability is reasonably estimable. The estimated accruals for claims and contingencies are made based on the best information available, which can be highly subjective.	Although management believes that the contingencies related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period. Additionally, actual results could differ and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
Goodwill and Other Indefinite-lived Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or as indicators of impairment are present.

We have an option to first assess qualitative factors for our goodwill impairment analysis to determine whether it is necessary to perform the qualitative test based on whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we chose not to perform the quantitative test, or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test.

We test our indefinite-lived assets by estimating the fair value of the asset and comparing that to the carrying value, an impairment loss is recorded for the amount that carrying value exceeds the estimated fair value. The fair value of the trade names and trademarks is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales, expenses, discount rates and royalty rates.

	Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and estimating the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows. These calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other indefinite-lived intangible assets. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe based on our assessment discussed above our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections and assumptions it could have a material effect on the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Future Incentive Payments

In conjunction with our acquisition of Blue Tomato in July 2012, there is the possibility of future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.1 million, using the exchange rate as of February 2, 2013) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.3 million) is payable in cash, while 5.0 million Euros ($6.8 million) is payable in shares of our common stock. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.	Our future incentive payments calculation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future Blue Tomato performance, including forecasting future sales, gross profit, operating expenses, number of new stores and capital expenditures.	Although management believes that the judgments and estimates related to the future incentive payments are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

Results of Operations

The following table presents, for the periods indicated, selected items on the consolidated statements of income as a percent of net sales:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.0%	63.7%	65.0%

Gross profit	36.0%	36.3%	35.0%
Selling, general and administrative expenses	25.8%	25.5%	27.2%

Operating profit	10.2%	10.8%	7.8%
Interest and other income, net	0.3%	0.3%	0.3%

Earnings before income taxes	10.5%	11.1%	8.1%
Provision for income taxes	4.2%	4.4%	3.0%

Net income	6.3%	6.7%	5.1%

Fiscal 2012 Results Compared With Fiscal 2011

Net Sales

Fiscal 2012 had 53 weeks versus 52 weeks in fiscal 2011. Net sales numbers for the year include this additional week and fiscal 2012 comparable stores sales are compared to the comparable store sales for the 53 weeks ended February 4, 2012. Net sales were $669.4 million for fiscal 2012 compared to $555.9 million for fiscal 2011, an increase of $113.5 million or 20.4%. The increase reflected a comparable store sales increase of 5.0% for fiscal 2012 as well as the net addition of 56 stores (61 new or acquired stores offset by five store closures), which includes the acquisition of Blue Tomato during the second quarter of fiscal 2012. Included in the results for fiscal 2012 were $28.3 million in net sales of Blue Tomato.

The 5.0% increase in comparable store sales was a result of a 2.9% increase for our comparable in-store sales and a 31.8% increase for our comparable ecommerce sales. Total ecommerce sales represented 11.2% of sales for fiscal 2012, compared to 7.3% of sales for fiscal 2011, and this increase was driven by the growth in comparable ecommerce sales mentioned above and our Blue Tomato acquisition. The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in men’s apparel, junior’s apparel, footwear and hardgoods were partially offset by comparable store sales decreases in accessories and boy’s apparel. For information as to how we define comparable store sales, see “General” above.

Gross Profit

Gross profit was $241.3 million for fiscal 2012 compared to $201.7 million for fiscal 2011, an increase of $39.6 million, or 19.6%. As a percentage of net sales, gross profit decreased 30 basis points in fiscal 2012 to 36.0%. The decrease was primarily due to an 80 basis points increase in ecommerce fulfillment and ecommerce shipping expenses due to ecommerce sales increasing as a percentage of total sales and a 30 basis points impact of a $2.2 million charge recorded during fiscal 2012 related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato. These decreases were partially offset by a 70 basis points impact from leveraging our store occupancy costs on a 20.4% net sales increase and 30 basis points in distribution center efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $172.7 million for fiscal 2012 compared to $141.4 million for fiscal 2011, an increase of $31.3 million, or 22.1%. SG&A expenses as a percent of sales increased by 30 basis points in fiscal 2012 to 25.8%. The increase was primarily due to a 60 basis points increase in ecommerce corporate costs due to the growth in our ecommerce business, a 30 basis points impact of a $2.3 million charge incurred during fiscal 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 30 basis points impact of the $1.9 million in transaction costs incurred during fiscal 2012 in conjunction with our acquisition of Blue Tomato and a 20 basis points impact of $1.3 million in amortization of intangible assets acquired as part of our Blue Tomato acquisition. These increases were partially offset by 90 basis points in store operating efficiencies and a 30 basis points decrease in incentive compensation.

Net Income

Net income for fiscal 2012 was $42.2 million, or $1.35 per diluted share, compared with net income of $37.4 million, or $1.20 per diluted share, for fiscal 2011. Our effective income tax rate for fiscal 2012 was 40.0% compared to 39.5% for fiscal 2011. Our effective tax rate for fiscal 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

Fiscal 2011 Results Compared With Fiscal 2010

Net Sales

Net sales were $555.9 million for fiscal 2011 compared to $478.8 million for fiscal 2010, an increase of $77.1 million or 16.1%. The increase reflected a comparable store sales increase of 8.7% for fiscal 2011 as well as the net addition of 44 stores (45 new stores offset by one store closure) in fiscal 2011.

The 8.7% increase in comparable store sales was a result of a 5.3% increase for our comparable in-store sales and an 80.1% increase for our comparable ecommerce sales. Total ecommerce sales represented 7.3% of sales for fiscal 2011, compared to 4.7% of sales for fiscal 2010, and this increase was driven by the growth in comparable ecommerce sales mentioned above. The increase in comparable stores sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. Comparable store sales increases in footwear, men’s apparel, accessories and junior’s apparel were partially offset by comparable store sales decreases in hardgoods and boy’s apparel. For information as to how we define comparable store sales, see “General” above.

Gross Profit

Gross profit was $201.7 million for fiscal 2011 compared to $167.8 million for fiscal 2010, an increase of $33.9 million, or 20.2%. As a percentage of net sales, gross profit increased 130 basis points in fiscal 2011 to 36.3%. The increase was primarily due to a 50 basis points impact of the exit costs and other charges of $2.4 million incurred in fiscal 2010 related to the relocation of our distribution center, 50 basis points due to leveraging our store occupancy costs on a 16.1% net sales increase, 30 basis points in distribution center efficiencies and product margin improvement of 20 basis points, partially offset by a 30 basis points increase in ecommerce shipping costs due to the growth of the ecommerce business.

Selling, General and Administrative Expenses

SG&A expenses were $141.4 million for fiscal 2011 compared to $130.5 million for fiscal 2010, an increase of $10.9 million, or 8.4%. SG&A expenses as a percent of sales decreased by 170 basis points in fiscal 2011 to 25.5%. The primary contributors to this decrease were 120 basis points due to store operating expense efficiencies, a 40 basis points impact of a litigation settlement charge of $2.1 million incurred in fiscal 2010 and a 60 basis points decrease in corporate costs, partially offset by an increase in ecommerce operating expenses as a percent of total sales of 30 basis points due to the growth of the ecommerce business.

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

The following table sets forth selected unaudited quarterly consolidated statements of income data for the last two fiscal years. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal Year Ended February 2, 2013 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$129,899	$135,066	$180,023	$224,405
Gross profit	$42,101	$46,425	$67,075	$85,683
Operating profit	$7,262	$3,778	$21,401	$36,101
Net income	$4,527	$2,086	$12,667	$22,884
Basic earnings per share	$0.15	$0.07	$0.41	$0.75
Diluted earnings per share	$0.14	$0.07	$0.40	$0.74
Number of stores open at the end of the period	455	479	495	500
Comparable store sales increase (decrease)	12.9%	9.5%	3.7%	(1.0%)

	Fiscal Year Ended January 28, 2012 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$105,851	$112,213	$153,951	$183,859
Gross profit	$33,190	$37,062	$59,921	$71,503
Operating profit	$2,552	$3,550	$22,817	$31,313
Net income	$1,886	$2,591	$14,137	$18,737
Basic earnings per share	$0.06	$0.08	$0.46	$0.61
Diluted earnings per share	$0.06	$0.08	$0.45	$0.60
Number of stores open at the end of the period	408	424	442	444
Comparable store sales increase	12.6%	7.5%	6.0%	9.7%

(1)	The quarters in the fiscal year ended February 2, 2013 are 13 week periods ended April 28, 2012, July 28, 2012 and October 27, 2012 and a 14 week period ended February 2, 2013.

(2)	All quarters in the fiscal year ended January 28, 2012 are 13 week periods ended April 30, 2011, July 30, 2011, October 29, 2011 and January 28, 2012.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, inventory purchases and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements. Additionally, we may use cash for the repurchase of our common stock. Historically, our main source of liquidity has been cash flows from operations.

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

At February 2, 2013 and January 28, 2012, cash, cash equivalents and current marketable securities were $103.2 million and $172.8 million. Working capital, the excess of current assets over current liabilities, was $146.1 million at the end of fiscal 2012, a decrease of 26.2% from $197.9 million at the end of fiscal 2011. The decrease in cash, cash equivalents and current marketable securities and working capital in fiscal 2012 were due primarily to the costs associated with the acquisition of Blue Tomato for $69.7 (net of cash acquired), capital expenditures of $41.1 million due primarily to the opening of 53 new stores in fiscal 2012 and the construction of our new home office building in Lynnwood, Washington and the $25.2 million repurchase of common stock, partially offset by cash provided by operating activities of $66.2 million.

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Total cash provided by (used in)
Operating activities	$66,225	$68,065	$48,455
Investing activities	(41,079)	(68,074)	(43,774)
Financing activities	(22,519)	3,415	5,108
Effect of exchange rate changes on cash and cash equivalents	173	16	—

Increase in cash and cash equivalents	$2,800	$3,422	$9,789

Operating Activities

Net cash provided by operating activities decreased by $1.9 million in fiscal 2012 to $66.2 million from $68.1 million in fiscal 2011. Net cash provided by operating activities increased by $19.6 million in fiscal 2011 to $68.1 million from $48.5 million in fiscal 2010. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, excess tax benefit from stock-based compensation and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $41.1 million in fiscal 2012 primarily related to $69.7 million cash paid (net of cash acquired) for the acquisition of Blue Tomato and $41.1 million of capital expenditures primarily for new store openings, existing store remodels or relocations and the construction of our new home office building in Lynnwood, Washington, partially offset by $70.7 million in net sales of marketable securities. Net cash used in investing activities was $68.1 million in fiscal 2011 primarily related to net purchases of marketable securities of $42.6 million and capital expenditures of $25.5 million for new store openings and existing store remodels or relocations. Net cash used in investing activities was $43.8 million in fiscal 2010 primarily related to capital expenditures of $29.1 million for new store openings, existing store remodels or relocations and the purchase of our new distribution center in Corona, California and net purchases of marketable securities of $14.7 million.

Financing Activities

Net cash used in financing activities in fiscal 2012 was $22.5 million, primarily related to $25.2 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $3.0 million. Net cash provided by financing activities in fiscal 2011 and 2010 was $3.4 million and $5.1 million related to proceeds from stock-based compensation exercises and related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at February 2, 2013 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million at February 2, 2013 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.

Additionally, in conjunction with our acquisition of Blue Tomato, we assumed $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. At February 2, 2013, the amount of borrowings under this debt was $2.3 million.

Capital Expenditures

Our capital requirements include construction and fixture costs related to the opening of new stores and remodel and relocation expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. In that regard, our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.

During fiscal 2012, we spent $41.1 million on capital expenditures, which consisted of $28.7 million of costs related to investment in 53 new stores and 19 remodeled or relocated stores, $9.8 million of costs associated with the construction of our new home office building in Lynnwood, Washington and $2.6 million in other improvements.

During fiscal 2011, we spent $25.5 million on capital expenditures, which consisted of $21.2 million of costs related to investment in 45 new stores and 11 remodeled or relocated stores, $2.4 million of costs associated with the construction of our new home office building in Lynnwood, Washington and $1.9 million in other improvements.

During fiscal 2010, we spent $29.1 million on capital expenditures, which consisted of $9.7 million related to investment in 27 new stores and three remodeled or relocated stores, the acquisition and build-out costs of our new distribution center in Corona, California of $12.9 million, the acquisition costs of $3.2 million for land for our new home office in Lynnwood, Washington and $3.3 million in other improvements.

In fiscal 2013, we expect to spend approximately $42 million to $44 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 60 new stores we plan to open in fiscal 2013 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2013 will not be different from the number of stores we plan to open, or that actual fiscal 2013 capital expenditures will not differ from this expected amount.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the fiscal year ended February 2, 2013, with the exception of the long-term debt that we assumed in conjunction with the acquisition of Blue Tomato. The following table summarizes the total amount of future payments due under our contractual obligations at February 2, 2013 (in thousands):

	Total	Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Thereafter
Operating lease obligations (1)	$485,627	$65,932	$132,031	$117,391	$170,273
Purchase obligations (2)	120,353	120,353	—	—	—
Debt obligations (3)	2,421	358	716	532	815

Total (4)	$608,401	$186,643	$132,747	$117,923	$171,088

(1)	Amounts do not include percentage rent, real estate taxes, insurance or common area maintenance charges unless these costs are fixed and determinable.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for private label purchase orders in which we are obligated to repay certain contractual amounts upon cancellation.
(3)	Amounts include debt principal and scheduled interest payments on our long-term debt assumed in conjunction with our acquisition of Blue Tomato.
(4)	The table above excludes the potential future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.1 million, using the exchange rate as of February 2, 2013) to the extent that certain financial metrics are met and the sellers remain employed with Blue Tomato through April 2015. At February 2, 2013, we estimated that we will be obligated for future incentive payments of 9.0 million Euros ($12.3 million). See Note 4, “Business Combinations,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to the future incentive payments.

Off-Balance Sheet Obligations

At February 2, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2012, our net income would have decreased by $0.1 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term marketable securities balances and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interest at the Daily One Month LIBOR rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At February 2, 2013, we had no borrowings outstanding under our secured revolving credit facility. At February 2, 2013, we had a long-term debt obligation of $2.3 million, which we assumed in conjunction with our acquisition of Blue Tomato.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements,” found in Part IV Item 15 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. The management of Zumiez Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). On July 4, 2012, the Company completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”). As permitted by applicable guidelines established by the Securities and Exchange Commission, the Company’s management excluded Blue Tomato’s operations from its assessment of internal control over financial reporting as of February 2, 2013. Blue Tomato’s operations represented 7% of the Company’s consolidated total assets, excluding goodwill and intangible assets, net, and 4% of the Company’s consolidated net sales as of and for the year ended February 2, 2013. Based on management’s assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2013 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 2, 2013 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal Years 2012 and 2011” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

(a)(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All financial statement schedules are omitted because the required information is presented either in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits included or incorporated herein:

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, on July 4, 2012, the Company acquired Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”). For the purposes of assessing internal control over financial reporting, management excluded Blue Tomato, whose financial statements constitute 7% of the Company’s consolidated total assets (excluding $71.7 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 4% of consolidated net sales as of and for the year ended February 2, 2013. Accordingly, our audit did not include the internal control over financial reporting of Blue Tomato. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of February 2, 2013 and January 28, 2012, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the three fiscal years in the period ended February 2, 2013, and our report dated March 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of February 2, 2013 and January 28, 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2013 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 19, 2013

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 2, 2013	January 28, 2012
Assets
Current assets
Cash and cash equivalents	$17,579	$14,779
Marketable securities	85,593	158,019
Receivables	9,467	6,284
Inventories	77,598	65,037
Prepaid expenses and other	9,192	7,907
Deferred tax assets	3,885	1,477

Total current assets	203,314	253,503
Fixed assets, net	115,474	89,478
Goodwill	64,576	13,154
Intangible assets, net	20,480	—
Long-term other assets	5,254	6,022

Total long-term assets	205,784	108,654
Total assets	$409,098	$362,157

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$16,052	$21,743
Accrued payroll and payroll taxes	11,057	9,062
Income taxes payable	6,957	5,835
Deferred rent and tenant allowances	4,901	4,230
Other liabilities	18,232	14,706

Total current liabilities	57,199	55,576
Long-term deferred rent and tenant allowances	36,928	32,321
Long-term deferred tax liabilities	5,544	—
Long-term debt and other liabilities	6,006	1,983

Total long-term liabilities	48,478	34,304

Total liabilities	105,677	89,880

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,114 shares issued and outstanding at February 2, 2013 and 31,170 shares issued and outstanding at January 28, 2012	108,360	99,412
Accumulated other comprehensive income	6,010	135
Retained earnings	189,051	172,730

Total shareholders’ equity	303,421	272,277

Total liabilities and shareholders’ equity	$409,098	$362,157

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$669,393	$555,874	$478,849
Cost of goods sold	428,109	354,198	311,028

Gross profit	241,284	201,676	167,821
Selling, general and administrative expenses	172,742	141,444	130,454

Operating profit	68,542	60,232	37,367
Interest income, net	1,410	1,836	1,496
Other income (expense), net	327	(379)	(8)

Earnings before income taxes	70,279	61,689	38,855
Provision for income taxes	28,115	24,338	14,652

Net income	$42,164	$37,351	$24,203

Basic earnings per share	$1.37	$1.22	$0.81

Diluted earnings per share	$1.35	$1.20	$0.79

Weighted average shares used in computation of earnings per share:
Basic	30,742	30,527	29,971
Diluted	31,273	31,119	30,794

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$42,164	$37,351	$24,203
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	6,040	(19)	—
Net change in unrealized (loss) gain on available-for-sale investments	(165)	171	(118)

Other comprehensive income (loss), net	5,875	152	(118)

Comprehensive income	$48,039	$37,503	$24,085

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Income (Loss)		Total
Balance at January 30, 2010	30,251	$81,399	$101	$111,176	$192,676

Net income	—	—	—	24,203	24,203
Other comprehensive loss, net	—	—	(118)	—	(118)
Issuance and exercise of stock-based compensation, including tax benefit of $3,248	584	5,108	—	—	5,108
Stock-based compensation expense	—	4,866	—	—	4,866

Balance at January 29, 2011	30,835	91,373	(17)	135,379	226,735

Net income	—	—	—	37,351	37,351
Other comprehensive income, net	—	—	152	—	152
Issuance and exercise of stock-based compensation, including tax benefit of $1,826	335	2,736	—	—	2,736
Stock-based compensation expense	—	5,303	—	—	5,303

Balance at January 28, 2012	31,170	99,412	135	172,730	272,277

Net income	—	—	—	42,164	42,164
Other comprehensive income, net	—	—	5,875	—	5,875
Issuance and exercise of stock-based compensation, including tax benefit of $2,094	209	2,952	—	—	2,952
Stock-based compensation expense	—	5,996	—	—	5,996
Repurchase of common stock	(1,265)	—	—	(25,843)	(25,843)

Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$42,164	$37,351	$24,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,957	19,744	17,923
Deferred taxes	(1,630)	3,441	537
Stock-based compensation expense	5,996	5,303	4,866
Excess tax benefit from stock-based compensation	(2,094)	(1,826)	(3,248)
Lease termination costs	1,397	—	—
Other	389	608	458
Changes in operating assets and liabilities:
Receivables	(2,568)	(671)	(998)
Inventories	(2,987)	(8,833)	(5,387)
Prepaid expenses and other	(1,125)	(607)	(1,137)
Trade accounts payable	(5,626)	4,295	(52)
Accrued payroll and payroll taxes	1,207	1,485	987
Income taxes payable	1,843	2,868	3,350
Deferred rent and tenant allowances	5,469	5,334	1,838
Other liabilities	833	(427)	5,115

Net cash provided by operating activities	66,225	68,065	48,455

Cash flows from investing activities:
Additions to fixed assets	(41,070)	(25,508)	(29,124)
Acquisitions, net of cash acquired	(70,711)	—	—
Purchases of marketable securities and other investments	(121,003)	(194,531)	(179,611)
Sales and maturities of marketable securities and other investments	191,705	151,965	164,961

Net cash used in investing activities	(41,079)	(68,074)	(43,774)

Cash flows from financing activities:
Payments on long-term debt	(258)	—	—
Repurchase of common stock	(25,213)	—	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	858	1,589	1,860
Excess tax benefit from stock-based compensation	2,094	1,826	3,248

Net cash (used in) provided by financing activities	(22,519)	3,415	5,108

Effect of exchange rate changes on cash and cash equivalents	173	16	—
Net increase in cash and cash equivalents	2,800	3,422	9,789
Cash and cash equivalents, beginning of period	14,779	11,357	1,568

Cash and cash equivalents, end of period	$17,579	$14,779	$11,357

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$27,840	$18,014	$10,789
Accrual for purchases of fixed assets	1,942	3,083	469
Accrual for repurchase of common stock	630	—	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At February 2, 2013, we operated 500 stores; 472 in the United States (“U.S.”), 20 in Canada and eight in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com. We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during the fiscal year ended February 2, 2013. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2012 was a 53-week period ending February 2, 2013. Fiscal 2011 was a 52-week period ending January 28, 2012. Fiscal 2010 was a 52-week period ended January 29, 2011.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions.

Fair Value of Financial Instruments—We disclose the estimated fair value of our financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Our financial instruments, other than those presented in Note 12, “Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities. The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments.

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

Marketable Securities—Our marketable securities primarily consist of state and local municipal securities, corporate debt securities and variable-rate demand notes. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

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

We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Realized gains or losses from the sale of our marketable securities classified as available-for-sale are recorded in other income (expense), net on the consolidated statements of income.

Inventories—Merchandise inventories are valued at the lower of cost or fair market value. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. Historically, any additional write-downs have not been significant. We have reserved for inventory at February 2, 2013 and January 28, 2012 in the amounts of $3.3 million and $3.2 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

Fixed Assets—Fixed assets primarily consist of leasehold improvements, fixtures, land, buildings, computer equipment, software and store equipment. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of fixed assets are as follows:

Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures	3 to 7 years
Computer equipment, software, store equipment & other	3 to 5 years
Buildings and building improvements	15 to 39 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported on the consolidated statements of income.

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 2, 2013 and January 28, 2012 is $1.9 million and $1.7 million and is recorded in other liabilities and long-term debt and other liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets for impairment when factors and circumstances indicate that the carrying values may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected discounted cash flow of the asset to the asset carrying values. The estimation of future cash flows from operating activities requires significant judgments of factors that include future sales, gross profit and operating expenses. Impairment charges are included in selling, general and administrative expenses on the consolidated statements of income. Impairment charges were immaterial for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

Goodwill—Goodwill represents the excess of purchase price over the fair value of acquired tangible and identifiable intangible net assets. We test goodwill for impairment on an annual basis or more frequently if indicators of impairment are present. We perform our annual impairment measurement test in the fourth quarter. Events that result in an impairment review include significant changes in the current business climate, future expectations of economic conditions, declines in our operating results of our reporting units, or an expectation that the carrying amount may not be recoverable. We have an option to test goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment may include, but is not limited to, weighing the relative impact of factors specific to the reporting units as well as industry and macroeconomic factors. Reporting unit specific factors considered, include the results of the most recent impairment test, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment test. After assessing those various factors, if it is determined that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill impairment is not required to be performed. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount or if we chose not to perform the qualitative assessment, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount of net assets, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step includes fair valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The fair value of each of our reporting units is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model and market multiples of current earnings. Key assumptions used in this calculation include revenue growth, operating expenses and a discount rate that we believe a buyer would assume when determining a purchase price for the reporting unit. Estimates of revenue growth and operating expenses are based on internal projections considering a reporting unit’s past performance and forecasted growth, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is calculated using a weighted average cost of capital. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

Intangible Assets—Our intangible assets consist of trade names and trademarks with indefinite lives and certain definite-lived intangible assets. We test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators of impairment are present. In July 2012, the FASB issued guidance that would allow us to test our indefinite-lived intangible asset for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than the carrying amount. We did not early adopt this guidance and it will be effective for us for the fiscal year ending February 1, 2014. We test our indefinite-lived assets by estimating the fair value of the asset and comparing that to the carrying value, an impairment loss is recorded for the amount that carrying value exceeds the estimated fair value. The fair value of the trade names and trademarks is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales, expenses, discount rates, and royalty rates. Definite-lived intangible assets, which consist of developed technology and customer relationships, are amortized using the straight-line method over their estimated useful lives. Additionally, we test the definite-lived intangible assets when facts and circumstances indicate that the carrying values may not be recoverable. An impairment loss in our definite-lived intangible assets would be recognized when the estimated fair value of the definite-lived asset is less than its carrying value. We determine the estimated fair value of our definite-lived asset where we take the estimated future operating cash flows derived from the operation to which the asset relates over its remaining useful life, using a discounted cash flow analysis. Changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Deferred Rent, Rent Expense and Tenant Allowances—We lease our stores and certain corporate and other operating facilities under operating leases. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease, including any lease renewals deemed to be probable. We recognize rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location. For certain locations, we receive tenant allowances and report these amounts as a liability, which is amortized as a reduction to rent expense over the term of the lease.

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

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon estimated delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, an estimate of the portion of gift cards that is not expected to be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, we recorded net sales related to gift card breakage income of $0.7 million, $0.6 million and $0.6 million. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at February 2, 2013 and January 28, 2012 was $1.2 million and $0.9 million.

Cost of Goods Sold—Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) and freight costs for store merchandise transfers. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. Cash consideration received from vendors, is reported as a reduction of cost of goods sold if the inventory has sold, a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

Shipping Revenue and Costs—We include shipping revenue related to ecommerce sales in net sales and the related freight cost is charged to cost of goods sold. For fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, we incurred shipping costs related to ecommerce sales of $8.0 million, $4.4 million and $2.6 million.

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at the home office and stores, facility expenses and training, advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles assets and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Advertising—We expense advertising costs as incurred. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $6.0 million, $2.5 million and $1.3 million for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

Future Incentive Payments—In conjunction with our acquisition of Blue Tomato during the fiscal year ended February 2, 2013, there is the possibility of future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.1 million, using the exchange rate as of February 2, 2013) to the extent that certain financial metrics are met and the sellers remain employed with Blue Tomato through April 2015. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.

Stock-Based Compensation—We account for stock-based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is recognized using an accelerated method for stock options and a straight-line basis for restricted stock. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method based on the following subjective assumptions:

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual daily historical changes in the market value of our stock equal to the expected term of the option. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate—This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term—The expected term was calculated using the simplified method as allowed by the Securities and Exchange Commission. Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. We have elected this method as we have concluded that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded. An increase in the expected term will increase compensation expense.

Dividend yield—We do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock option grants issued for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	66.7%	65.0%	67.5%
Weighted-average expected life (in years)	6.25	6.25	6.50
Weighted-average risk-free interest rate	1.1%	1.1%	2.4%
Weighted-average fair value per share of stock options granted	$19.40	$13.35	$12.24

Common Stock Share Repurchases—We may repurchase shares of the Company’s common stock under authorizations made from time to time by our Board of Directors. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the consolidated financial statements. Instead, the value of repurchased shares is deducted from retained earnings.

Income Taxes—Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

We recognize uncertain tax benefits only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions, if any, are included in provision for income taxes on the consolidated statements of income.

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

Foreign Currency Translation—Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Revenue and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other income (expense), net on the consolidated statements of income, whereas, translation adjustments are reported as an element of accumulated other comprehensive income on the consolidated balance sheets.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Standards—In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the three months ended April 28, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards—In February 2013, the FASB issued guidance that requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We will adopt this guidance for the fiscal quarter ended May 4, 2013 and we do not expect the adoption will have a material impact on our consolidated financial statements.

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance for the fiscal year ending February 1, 2014 and we do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

4. Business Combinations

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.1 million, using the exchange rate as of February 2, 2013) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.3 million) is payable in cash, while 5.0 million Euros ($6.8 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense and recognize this amount ratably over the term of service through April 2015. At February 2, 2013, we estimated that we will be obligated for future incentive payments of 9.0 million Euros ($12.3 million) and for the fiscal year ended February 2, 2013, we recorded $2.3 million of this amount, which is included in selling, general and administrative expense on the consolidated statements of income.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize assets acquired and liabilities assumed at the acquisition date fair values. The following table summarizes the fair value at the date of acquisition (in thousands):

Cash and cash equivalents	$5,106
Inventories	7,942
Other current assets	1,573
Property, plant and equipment	4,964
Other long-term assets	232
Intangible assets	19,987
Current liabilities assumed	(4,877)
Deferred tax liabilities	(5,420)
Long-term debt and other liabilities assumed	(2,125)

Net assets acquired	27,382

Goodwill	47,412

Total consideration transferred	$74,794

Inventories acquired were written up by $2.2 million to their estimated fair value, which we have recognized as cost of goods sold during the fiscal year ended February 2, 2013.

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

Transaction costs, such as investment advisory, legal and accounting fees, associated with the Blue Tomato acquisition were $1.9 million for the fiscal year ended February 2, 2013. These expenses are recorded in selling, general and administrative expense on the consolidated statements of income.

The foreign currency transaction net gain for the fiscal year ended February 2, 2013 was $0.5 million, which primarily related to foreign currency fluctuations associated with the acquisition of Blue Tomato. Foreign currency transaction gains and losses were not material for the fiscal years ended January 28, 2012 and January 29, 2011.

The activity of Blue Tomato that was included in our consolidated statements of income from the acquisition date to February 2, 2013 was net sales of $28.3 million and net income of $0.1 million. The net income amount excludes the transaction costs associated with the acquisition and the future incentive payments discussed above. The net income amount includes the charge recorded for the step-up in inventory to estimated fair value in conjunction with the acquisition discussed above and amortization of intangible assets disclosed in Note 5, “Goodwill and Intangible Assets.”

Pro Forma Financial Information—The following unaudited pro forma financial information shows the results of operations for the fiscal years ended February 2, 2013 and January 28, 2012 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged as a results of the fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers of Blue Tomato. The adjustments also reflect the income tax effect of the pro forma adjustments.

The amounts also reflect the removal of the following non-recurring, transaction related costs and related income tax effect from the fiscal year ended February 2, 2013 pro forma results: (i) the transaction costs of $1.9 million associated with the Blue Tomato acquisition, (ii) the charge related to the fair value adjustment to acquisition date inventory of $2.2 million and (iii) the foreign currency transaction gain of $0.5 million associated with the foreign currency fluctuations associated with the acquisition of Blue Tomato. These amounts are assumed to be included in the fiscal year ended January 28, 2012 pro forma amounts.

The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Net sales	$680,524	$591,961
Net income	$41,430	$32,853

Other Acquisitions—We acquired an additional business during the fiscal year ended February 2, 2013 for an amount that is not material to our business. This business has been consolidated into our consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented because the effect of this business combination is not material to our consolidated results of operations.

5. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill for the fiscal years ended February 2, 2013 and January 28, 2012 (in thousands):

Balance at January 28, 2012 and January 29, 2011	$13,154
Goodwill acquired	47,413
Effects of foreign currency translation	4,009

Balance as of February 2, 2013	$64,576

There was no impairment of goodwill for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets at February 2, 2013 (in thousands):

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,724	$—	$14,724
Intangible assets subject to amortization:
Developed technology	4,090	795	3,295
Customer relationships	3,031	570	2,461

Total intangible assets	$21,845	$1,365	$20,480

There was no impairment of intangible assets for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

Amortization expense of intangible assets for the fiscal year ended February 2, 2013 was $1.3 million. We did not record amortization expense of intangible assets for the fiscal years ended January 28, 2012 and January 29, 2011. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income. At February 2, 2013, estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal 2013	$2,374
Fiscal 2014	2,374
Fiscal 2015	1,008
Thereafter	—

Total	$5,756

6. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at February 2, 2013 and January 28, 2012 (in thousands):

	February 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,271	$—	$—	$6,271
Money market funds	8,305	—	—	8,305
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	17,579	—	—	17,579

Marketable securities:
Corporate debt securities	1,745	65	—	1,810
State and local government securities	82,911	95	(179)	82,827
Variable-rate demand notes	1,800	—	—	1,800

Total marketable securities	$86,456	$160	$(179)	$86,437

Less: Long-term marketable securities (1)				(844)

Total current marketable securities				$85,593

	January 28, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,343	$—	$—	$6,343
Money market funds	5,139	—	—	5,139
State and local government securities	3,297	—	—	3,297

Total cash and cash equivalents	14,779	—	—	14,779

Marketable securities:
Corporate debt securities	2,016	30	—	2,046
State and local government securities	126,047	335	(111)	126,271
Variable-rate demand notes	30,610	—	—	30,610

Total marketable securities	$158,673	$365	$(111)	$158,927

Less: Long-term marketable securities (1)				(908)

Total current marketable securities				$158,019

(1)	At February 2, 2013 and January 28, 2012, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity. For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, realized gains and losses on sales of available-for-sale marketable securities were not material.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at February 2, 2013 and January 28, 2012, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 2, 2013
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

Total marketable securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

	January 28, 2012
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

Total marketable securities	$20,900	$(19)	$1,408	$(92)	$22,308	$(111)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. At February 2, 2013 and January 28, 2012, we had

recorded a temporary impairment charge of $0.2 million and $0.1 million related to our $1.0 million par value auction rate security. We do not intend to sell this security and it is more likely than not that we will be able to hold the investment until the market improves.

7. Receivables

At February 2, 2013 and January 28, 2012, receivables on the consolidated balance sheets consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Credit cards receivable	$6,020	$2,941
Tenant allowances receivable	1,006	1,158
Interest receivable	506	1,155
Other receivables	1,935	1,030

	$9,467	$6,284

8. Fixed Assets

At February 2, 2013 and January 28, 2012, fixed assets on the consolidated balance sheets consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Leasehold improvements	$116,946	$102,486
Fixtures	70,907	56,122
Land, building and building improvements	26,731	19,310
Computer equipment, software, store equipment and other	22,671	17,622

Fixed assets, at cost	237,255	195,540
Less: Accumulated depreciation	(121,781)	(106,062)

Fixed assets, net of accumulated depreciation	$115,474	$89,478

Depreciation expense on fixed assets was $19.4 million, $17.4 million, and $16.4 million for fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

9. Other Liabilities

At February 2, 2013 and January 28, 2012, other liabilities on the consolidated balance sheets consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Accrued payables	$6,355	$5,177
Unredeemed gift cards	4,268	3,460
Accrued excise taxes	3,852	4,224
Allowance for sales returns	1,227	937
Other current liabilities	2,530	908

	$18,232	$14,706

10. Revolving Credit Facility and Debt

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at February 2, 2013 and January 28, 2012. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million at February 2, 2013 and $0.9 million at January 28, 2012. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 2, 2013.

Additionally, in conjunction with our acquisition of Blue Tomato, we assumed $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. This long-term debt had a weighted average interest rate of 1.7% and has maturities through 2021. Long-term debt obligations at February 2, 2013 are as follows (in thousands):

February 2, 2013
Debt obligations	$2,270
Less: Current portion of debt obligations (1)	(322)

Total long-term debt obligations (2)	$1,948

(1)	The current portion of debt obligations is recorded in other liabilities on the consolidated balance sheets.
(2)	The long-term portion of debt obligations is recorded in long-term debt and other liabilities on the consolidated balance sheets.

Future principal payments for long-term debt at February 2, 2013 are as follows (in thousands):

Fiscal 2013	$322
Fiscal 2014	327
Fiscal 2015	333
Fiscal 2016	262
Fiscal 2017	234
Thereafter	792

Total	$2,270

11. Commitments and Contingencies

Operating Leases—Total rent expense, base rent expense and contingent and other rent expense for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Base rent expense	$47,280	$41,566	$37,140
Contingent and other rent expense (1)	30,721	27,214	24,660

Total rent expense	$78,001	$68,780	$61,800

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at February 2, 2013 are as follows (in thousands):

Fiscal 2013	$65,932
Fiscal 2014	67,080
Fiscal 2015	64,951
Fiscal 2016	61,948
Fiscal 2017	55,443
Thereafter	170,273

Total	$485,627

Purchase Commitments—At February 2, 2013 and January 28, 2012, we had outstanding purchase orders to acquire merchandise from vendors of $120.4 million and $87.2 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Chandra Berg et al. v. Zumiez Inc., was filed against the Company in the Los Angeles Superior Court on February 25, 2009. On September 1, 2010, the Company announced that it had reached an agreement to settle. The settlement agreement was $2.1 million, which includes settlement awards to class members, incentive payments to the two plaintiffs, attorneys’ fees and costs and claims administration costs. The settlement was recorded in selling, general and administrative expenses on the consolidated statements of income for the fiscal year ended January 29, 2011 and was paid out on March 10, 2011.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at February 2, 2013 and January 28, 2012 was $1.2 million and $0.5 million.

12. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis at February 2, 2013 and January 28, 2012 (in thousands):

	February 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,305	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Corporate debt securities	—	1,810	—
State and local government securities	—	81,983	—
Variable-rate demand notes	—	1,800	—
Long-term other assets:
State and local government securities	—	—	844
Equity investments	—	—	1,059

Total	$8,305	$88,596	$1,903

	January 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,139	$—	$—
State and local government securities	—	3,297	—
Marketable securities:
Corporate debt securities	—	2,046	—
State and local government securities	—	125,363	—
Variable-rate demand notes	—	30,610	—
Long-term other assets:
State and local government securities	—	—	908
Equity investments	—	—	1,472

Total	$5,139	$161,316	$2,380

Our policy is to recognize transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

The Level 2 marketable securities primarily include state and local municipal securities, corporate debt securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

The Level 3 state and local government securities represent one auction rate security. Our valuation method for the auction rate security is based on numerous assumptions including assessments of the underlying security, expected cash flows, credit ratings, liquidity and other relevant factors.

The Level 3 equity investments primarily represent our 14.3% interest in a manufacturer of apparel and hard goods. The equity investment is valued using comparative market multiples adjusted by an estimated discount factor. We have elected to apply fair value accounting for this investment, which would otherwise be accounted for under the equity method of accounting. We have elected fair value accounting, as we believe the terms of the contract are more properly reflected through the fair value method.

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary. There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

13. Stockholders’ Equity

In November 2012, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $22.0 million of outstanding common stock. This program was completed in December 2012. In December 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to an additional $20.0 million of outstanding common stock. The repurchase program is expected to continue through the fiscal year ending February 1, 2014, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the fiscal year ended February 2, 2013 (in thousands except average price per repurchased shares):

Number of shares repurchased	1,265
Average price per share of repurchased shares (with commission)	$20.43
Total cost of shares repurchased	$25,843

At February 2, 2013, there remains $16.2 million available to repurchase shares under this program.

14. Equity Awards

We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock Options—The following table summarizes stock option activity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 30, 2010	1,495	$11.88

Granted	58	$19.13
Exercised	(392)	$3.70
Forfeited	(43)	$18.68

Outstanding at January 29, 2011	1,118	$14.86

Granted	90	$22.33
Exercised	(183)	$7.17
Forfeited	(137)	$21.45

Outstanding at January 28, 2012	888	$16.18

Granted	55	$31.79
Exercised	(74)	$8.53
Forfeited	(49)	$20.91

Outstanding at February 2, 2013	820	$17.62	4.13	$6,135

Exercisable at February 2, 2013	619	$17.62	4.13	$4,782

Vested or expected to vest at February 2, 2013 (2)	817	$14.27	4.66	$6,128

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money options outstanding at the end of the fiscal year.
(2)	Includes outstanding vested options as well as outstanding, non-vested options after a forfeiture rate is applied.

The following table summarizes additional information related to stock option activity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Aggregate intrinsic value of stock options exercised	$1,655	$3,257	$7,909
Vest-date fair value of stock options vested	$4,881	$3,809	$2,094

The following table summarizes outstanding and exercisable options by exercise price at February 2, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Number of Options (in thousands)
Under $ 10.00	389	4.1	290
$ 10.01-$ 20.00	127	5.8	104
$ 20.01-$ 30.00	131	4.4	77
$ 30.01-$ 40.00	173	4.7	148

Total	820		619

Restricted Stock—The following table summarizes restricted stock activity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 (in thousands, except weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 30, 2010	622	$9.67

Granted	196	$19.19
Vested	(195)	$10.11
Forfeited	(31)	$11.99

Outstanding at January 29, 2011	592	$12.55

Granted	188	$25.14
Vested	(221)	$12.47
Forfeited	(56)	$17.01

Outstanding at January 28, 2012	503	$16.79

Granted	154	$33.98
Vested	(236)	$15.21
Forfeited	(39)	$24.03

Outstanding at February 2, 2013	382	$23.97	$8,066

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the fiscal year.

The following table summarizes additional information related to restricted stock activity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Vest-date fair value of restricted stock vested	$8,174	$5,524	$3,734

Stock-Based Compensation—We recorded $6.0 million, $5.3 million and $4.9 million of total stock-based compensation expense for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

At February 2, 2013, there was $9.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants and the remaining estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition. This cost has a weighted-average recognition period of 1.1 years.

15. Employee Benefit Plans

We maintain the Zumiez Investment Plan, a qualified plan under Section 401(k) of the Internal Revenue Code, covering eligible employees as defined in the plan documents. Our 401(k) matching and profit-sharing contributions are discretionary and are determined annually by management. We committed $0.5 million, $0.5 million and $0.4 million to the plan for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase the Company’s common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

16. Income Taxes

The components of earnings before income taxes for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 are (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
United States	$75,054	$62,794	$38,855
Foreign	(4,775)	(1,105)	—

Total earnings before income taxes	$70,279	$61,689	$38,855

The components of the provision for income taxes for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 are (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$23,982	$17,013	$11,813
State	4,689	3,884	2,324
Foreign	1,054	—	—

Total current	29,725	20,897	14,137

Deferred:
Federal	571	3,358	662
State	(370)	83	(147)
Foreign	(1,811)	—	—

Total deferred	(1,610)	3,441	515

Provision for income taxes	$28,115	$24,338	$14,652

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	4.4	4.1	3.4
Tax exempt interest	(0.6)	(0.9)	(1.2)
Non-deductible acquisition related expenses (1)	0.7	—	—
Other	0.5	1.3	0.5

Effective tax rate	40.0%	39.5%	37.7%

(1)	Non-deductible acquisition related expenses are certain transaction costs associated with the acquisition of Blue Tomato and accrued future incentive payments to the sellers of Blue Tomato that are not deductible for tax purposes.

The components of deferred income taxes at February 2, 2013 and January 28, 2012 are (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Deferred rent	$15,989	$14,205
Employee benefits, including stock based compensation	5,915	5,794
Accrued liabilities	1,768	1,164
Inventory	943	507
Net operating losses	846	170
Other	871	553

Total deferred tax assets	26,332	22,393

Deferred tax liabilities:
Property and equipment	(18,233)	(14,997)
Goodwill and other intangibles	(6,965)	(2,042)
Other	(543)	(497)

Total deferred tax liabilities	(25,741)	(17,536)

Valuation allowance	(417)	(271)

Net deferred tax assets	$174	$4,586

Reported as:
Current deferred tax assets	$3,885	$1,477
Long-term deferred tax assets (included in long-term other assets)	1,846	3,109
Current deferred income tax liabilities (included in other liabilities)	(13)	—
Long-term deferred tax liabilities	(5,544)	—

Net deferred tax assets	$174	$4,586

At February 2, 2013 and January 28, 2012, we had deferred tax assets related to foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $0.8 million and $0.2 million. A portion of these net operating loss carryovers begin expiring in fiscal 2030 and some have an indefinite carryfoward period. At February 2, 2013 and January 28, 2012, we had a valuation allowance of $0.4 million and

$0.3 million, which is primarily related to net operating losses and other deferred tax assets of foreign subsidiaries. The net change in the total valuation allowance was $0.1 million and $0.3 million for the fiscal years ended February 2, 2013 and January 28, 2012.

We did not have unrealized tax benefits related to uncertain tax positions recorded at February 2, 2013 and January 28, 2012. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2009, with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2008 and we are no longer subject to examination for all foreign income tax returns before fiscal 2007.

17. Comprehensive Income

Comprehensive income represents all changes in equity during a period except those resulting from investments by and distributions to shareholders. Other comprehensive income by component and the related tax effects for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 is as follows (in thousands):

	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Year ended February 2, 2013:
Foreign currency translation adjustments (1)	$6,040	$—	$6,040

Unrealized losses on available-for-sale investments:
Unrealized holding gains/(losses) arising during period	(144)	65	(79)
Reclassification adjustment for (gains)/losses realized in net income	(141)	55	(86)

Net unrealized losses on available-for-sale investments	(285)	120	(165)

Other comprehensive income	$5,755	$120	$5,875

Year ended January 28, 2012:
Foreign currency translation adjustments (1)	$(19)	$—	$(19)

Unrealized gains on available-for-sale investments:
Unrealized holding gains/(losses) arising during period	326	(127)	199
Reclassification adjustment for (gains)/losses realized in net income	(46)	18	(28)

Net unrealized gains on available-for-sale investments	280	(109)	171

Other comprehensive income	$261	$(109)	$152

Year ended January 29, 2011:
Unrealized losses on available-for-sale investments:
Unrealized holding gains/(losses) arising during period	$(236)	$92	$(144)
Reclassification adjustment for (gains)/losses realized in net income	42	(16)	26

Net unrealized losses on available-for-sale investments	(194)	76	(118)

Other comprehensive loss	$(194)	$76	$(118)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the fiscal years ended February 2, 2013 and January 28, 2012 is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Accumulated other comprehensive income (loss)
Balance at January 29, 2011	$—	$(17)	$(17)
Current-period other comprehensive income	(19)	171	152

Balance at January 28, 2012	(19)	154	135

Current-period other comprehensive income	6,040	(165)	5,875

Balance at February 2, 2013	$6,021	$(11)	$6,010

18. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$42,164	$37,351	$24,203
Weighted average common shares for basic earnings per share	30,742	30,527	29,971
Dilutive effect of stock options and restricted stock	531	592	823

Weighted average common shares for diluted earnings per share	31,273	31,119	30,794

Basic earnings per share	$1.37	$1.22	$0.81

Diluted earnings per share	$1.35	$1.20	$0.79

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.2 million, 0.3 million and 0.3 million for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

19. Exit and Disposal Activities

Distribution Center Relocation—During the fiscal year ended January 29, 2011, we acquired a 168,450 square foot building in Corona, California for $11.8 million and relocated our distribution facility from Everett, Washington to this facility.

In conjunction with the closure of the Everett, Washington distribution facility, during the fiscal year ended January 29, 2011, we recorded $0.9 million of employee benefit costs (severance and performance bonuses), $0.6 million of lease termination costs and $0.8 million of other costs to exit the facility. Additionally, we incurred a $0.3 million charge on disposal of long-lived assets and we recognized a $0.2 million benefit for the related deferred rent liability. These amounts are included in cost of goods sold on the consolidated statements of income.

Ecommerce Fulfillment Center and Home Office Relocations—During the fiscal year ended February 2, 2013, we entered into a 10 year agreement to lease up to 153,095 square feet in Edwardsville, Kansas and relocated our ecommerce fulfillment center to this facility. We believe that the Edwardsville, Kansas fulfillment center will provide the additional capacity needed to support the continued growth of our ecommerce business, while also increasing the speed at which we deliver product to our customers and lowering the freight and distribution costs once the Edwardsville, Kansas fulfillment center is running effectively and at full capacity.

In conjunction with the ecommerce fulfillment relocation from Everett, Washington to Edwardsville, Kansas and the relocation of our home office from Everett, Washington to Lynnwood, Washington, during the fiscal year ended February 2, 2013, we have recorded $0.3 million of severance and other employee related costs, $1.4 million in lease termination costs and $0.4 million in other exit costs. Of the total amount recorded during the fiscal year ended February 2, 2013, $1.0 million was included in cost of goods sold and $1.1 million was included in selling, general and administrative expenses on the consolidated statements of income.

We do not expect to incur further material costs related to the relocations. The following table is a summary of the exit and disposal activity and liability balances as a result of our distribution center, ecommerce fulfillment center and home office relocations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 30, 2010	$—	$—	$—	$—
Additions	882	1,051	806	2,739
Payments	(876)	(305)	(806)	(1,987)
Adjustments (2)	9	(453)	—	(444)

January 29, 2011	15	293	—	308
Payments	(15)	(59)	—	(74)
Adjustments	—	7	—	7

January 28, 2012 (3)	—	241	—	241
Additions	245	920	440	1,605
Payments	(245)	(864)	(440)	(1,549)
Adjustments (4)	—	874	—	874

February 2, 2013 (3)	$—	$1,171	$—	$1,171

(1)	The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary.
(2)	The adjustment to the lease termination costs liability during the fiscal year ended January 29, 2011 represents the difference between the calculated lease termination cost as a result of the amended lease and our initial estimate of lease termination costs recorded on the cease use date.
(3)	The exit or disposal provisions at February 2, 2013 and January 28, 2012 are included in other liabilities and long-term debt and other liabilities on the consolidated balance sheets.
(4)	The adjustment to the lease termination costs liability during the fiscal year ended February 2, 2013 represents the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility and a $0.5 million adjustment recorded as a result of our revised estimate for lease termination costs as of February 2, 2013.

20. Related Party Transactions

We committed charitable contributions to Zumiez Foundation of $0.7 million, $0.7 million and $0.6 million for fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. We have accrued charitable contributions payable to Zumiez Foundation of $0.6 million at both February 2, 2013 and January 28, 2012. Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. The Company’s Chairman of the Board is also the President of Zumiez Foundation.

21. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Men’s Apparel	34%	33%	32%
Footwear	23%	24%	23%
Accessories	19%	20%	21%
Hardgoods	11%	11%	12%
Junior’s Apparel	11%	10%	10%
Other	2%	2%	2%

Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales (1):
United States	$618,958	$549,272	$478,849
Foreign	50,435	6,602	—

Total net sales	$669,393	$555,874	$478,849

(1)	Net sales are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on www.zumiez.com and to Austria for sales on www.blue-tomato.com.

	February 2, 2013	January 28, 2012
Long-lived assets:
United States	$103,966	$85,986
Foreign	13,013	4,024

Total long-lived assets	$116,979	$90,010

22. Subsequent Event

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Company is investigating Plaintiff’s claims and preparing a response to the complaint. The Court has not set a date for a hearing on class certification and has not set a trial date. At this stage of the litigation, the Company is not in a position to predict the likelihood of an unfavorable outcome or the range of potential loss.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	March 19, 2013
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK	March 19, 2013
Signature	Date
By: Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 19, 2013	/S/ WILLIAM M. BARNUM, JR.	March 19, 2013
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		William M. Barnum, Jr., Director

/S/ MATTHEW L. HYDE	March 19, 2013	/S/ JAMES M. WEBER	March 19, 2013
Signature	Date	Signature	Date
Matthew L. Hyde, Director		James M. Weber, Director

/S/ GERALD F. RYLES	March 19, 2013	/S/ SARAH G. MCCOY	March 19, 2013
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 19, 2013	/S/ TRAVIS D. SMITH	March 19, 2013
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated June 18, 2012, by and between Gerfried Schuller, Alexander Zezula and Eff zwanzig Beteiligungsverwaltung GmbH [Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2012]

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2008]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010. [Incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010]

10.18	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated August 29, 2011. [Incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Company on August 31, 2011]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (ii) Consolidated Statements of Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (vi) Notes to Consolidated Financial Statements. (1)

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

Copies of Exhibits may be obtained upon request directed to the attention of our General Counsel and Corporate Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.