Form 10-Q
period 2013-05-04
Zumiez Inc
filed 2013-05-29
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2013

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

At May 22, 2013, there were 30,175,052 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2013	February 2, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,661	$17,579
Marketable securities	82,986	85,593
Receivables	10,466	9,467
Inventories	90,870	77,598
Prepaid expenses and other	9,456	9,192
Deferred tax assets	4,104	3,885

Total current assets	212,543	203,314
Fixed assets, net	117,826	115,474
Goodwill	62,539	64,576
Intangible assets, net	19,097	20,480
Long-term other assets	4,979	5,254

Total long-term assets	204,441	205,784
Total assets	$416,984	$409,098

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$36,210	$16,052
Accrued payroll and payroll taxes	6,745	11,057
Income taxes payable	971	6,957
Deferred rent and tenant allowances	5,252	4,901
Other liabilities	16,307	18,232

Total current liabilities	65,485	57,199
Long-term deferred rent and tenant allowances	38,863	36,928
Long-term deferred tax liabilities	5,074	5,544
Long-term debt and other liabilities	6,321	6,006

Total long-term liabilities	50,258	48,478

Total liabilities	115,743	105,677

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,163 shares issued and outstanding at May 4, 2013 and 30,114 shares issued and outstanding at February 2, 2013	110,784	108,360

Accumulated other comprehensive income	2,588	6,010
Retained earnings	187,869	189,051

Total shareholders’ equity	301,241	303,421

Total liabilities and shareholders’ equity	$416,984	$409,098

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	$148,496	$129,899
Cost of goods sold	100,524	87,798

Gross profit	47,972	42,101
Selling, general and administrative expenses	43,943	34,839

Operating profit	4,029	7,262
Interest income, net	215	490
Other (expense) income, net	(146)	17

Earnings before income taxes	4,098	7,769
Provision for income taxes	1,600	3,242

Net income	$2,498	$4,527

Basic earnings per share	$0.08	$0.15

Diluted earnings per share	$0.08	$0.14

Weighted average shares used in computation of earnings per share:
Basic	29,714	30,779
Diluted	30,183	31,401

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$2,498	$4,527
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(3,405)	96
Net change in unrealized gain/loss on available-for-sale investments	(17)	(40)

Other comprehensive (loss) income, net	(3,422)	56

Comprehensive (loss) income	$(924)	$4,583

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	2,498	2,498
Other comprehensive loss, net	—	—	(3,422)	—	(3,422)
Issuance and exercise of stock-based compensation, including tax benefit of $529	214	911	—	—	911
Stock-based compensation expense	—	1,513	—	—	1,513
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at May 4, 2013	30,163	$110,784	$2,588	$187,869	$301,241

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	4,527	4,527
Other comprehensive income, net	—	—	56	—	56
Issuance and exercise of stock-based compensation, including tax benefit of $1,710	154	1,953	—	—	1,953
Stock-based compensation expense	—	1,606	—	—	1,606

Balance at April 28, 2012	31,324	$102,971	$191	$177,257	$280,419

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$2,498	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,331	5,275
Deferred taxes	(260)	(35)
Stock-based compensation expense	1,513	1,606
Excess tax benefit from stock-based compensation	(529)	(1,710)
Other	114	(74)
Changes in operating assets and liabilities:
Receivables	(1,068)	(2,172)
Inventories	(13,685)	(5,355)
Prepaid expenses and other	(440)	(411)
Trade accounts payable	19,848	14,297
Accrued payroll and payroll taxes	(4,272)	(1,978)
Income taxes payable	(5,415)	(7,443)
Deferred rent and tenant allowances	2,324	1,821
Other liabilities	(2,557)	(2,549)

Net cash provided by operating activities	4,402	5,799

Cash flows from investing activities:
Additions to fixed assets	(6,374)	(8,519)
Purchases of marketable securities and other investments	(15,137)	(43,375)
Sales and maturities of marketable securities and other investments	17,315	37,317

Net cash used in investing activities	(4,196)	(14,577)

Cash flows from financing activities:
Payments on long-term debt	(77)	—
Repurchase of common stock	(3,680)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	382	243
Excess tax benefit from stock-based compensation	529	1,710

Net cash (used in) provided by financing activities	(2,846)	1,953

Effect of exchange rate changes on cash and cash equivalents	(278)	8
Net decrease in cash and cash equivalents	(2,918)	(6,817)
Cash and cash equivalents, beginning of period	17,579	14,779

Cash and cash equivalents, end of period	$14,661	$7,962

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$7,266	$10,705
Accrual for purchases of fixed assets	3,534	5,840

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business— Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At May 4, 2013, we operated 503 stores; 475 in the United States (“U.S.”), 22 in Canada and 6 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2013 is the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. The first three months of fiscal 2013 was the 13-week period ended May 4, 2013. The first three months of fiscal 2012 was the 13-week period ended April 28, 2012.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

In our opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheets, operating results and cash flows for the periods presented.

The financial data at February 2, 2013 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 2, 2013, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonal and other factors.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. Actual results could differ from these estimates and assumptions.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance for the fiscal quarter ended May 4, 2013 and the adoption did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards—In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance for the fiscal year ending February 1, 2014 and we do not expect the adoption will have a material impact on our condensed consolidated financial statements.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($28.9 million, using the exchange rate as of May 4, 2013) to the extent that certain financial metrics are met for the fiscal year ended April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($22.4 million) is payable in cash, while 5.0 million Euros ($6.5 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense and recognize this amount ratably over the term of service through April 2015. At May 4, 2013, we estimated we will be obligated for future incentive payments of 9.0 million Euros ($11.8 million) and for the three months ended May 4, 2013, we recorded $1.1 million of this amount, which is included in selling, general and administrative expense on the condensed consolidated statements of income.

Transaction costs, such as investment advisory, legal and accounting fees, associated with the Blue Tomato acquisition were $0.4 million for the three months ended April 28, 2012. There were no transaction costs recorded for the three months ended May 4, 2013. These expenses are recorded in selling, general and administrative expense on the condensed consolidated statements of income.

Pro Forma Financial Information–The following pro forma financial information shows the results of operations for the three months ended April 28, 2012 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers and certain employees of Blue Tomato (using our initial estimate of future incentive payments of 18.1 million Euros). The adjustments also reflect the income tax effect of the pro forma adjustments.

The amounts also reflect the removal of non-recurring, transaction related costs and related income tax effect from fiscal 2012 pro forma results of $0.4 million associated with the Blue Tomato acquisition.

The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

Three Months Ended

April 28, 2012
Net sales	$138,313
Net income	$2,219

3. Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets at May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,140	$—	$14,140	Indefinite-lived
Developed technology	3,928	1,091	2,837	3 years
Customer relationships	2,911	791	2,120	3 years

Total intangible assets	$20,979	$1,882	$19,097

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,724	$—	$14,724	Indefinite-lived
Developed technology	4,090	795	3,295	3 years
Customer relationships	3,031	570	2,461	3 years

Total intangible assets	$21,845	$1,365	$20,480

There was no impairment of intangible assets for the three months ended May 4, 2013. Amortization expense of acquisition-related intangible assets for the three months ended May 4, 2013 was $0.6 million. We did not record amortization expense of acquisition-related intangible assets for the three months ended April 28, 2012. Amortization expense of acquisition-related intangible assets is recorded in selling, general and administrative expense on the condensed consolidated statements of income.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,228	$—	$—	$6,228
Money market funds	5,226	—	—	5,226
State and local government securities	3,207	—	—	3,207

Total cash and cash equivalents	14,661	—	—	14,661

Marketable securities:
Corporate debt securities	1,234	50	—	1,284
State and local government securities	74,356	69	(173)	74,252
Variable-rate demand notes	8,300	—	—	8,300

Total marketable securities	$83,890	$119	$(173)	$83,836

Less: Long-term marketable securities (1)				(850)

Total current marketable securities				$82,986

	February 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,271	$—	$—	$6,271
Money market funds	8,305	—	—	8,305
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	17,579	—	—	17,579

Marketable securities:
Corporate debt securities	1,745	65	—	1,810
State and local government securities	82,911	95	(179)	82,827
Variable-rate demand notes	1,800	—	—	1,800

Total marketable securities	$86,456	$160	$(179)	$86,437

Less: Long-term marketable securities (1)				(844)

Total current marketable securities				$85,593

(1)	At May 4, 2013 and February 2, 2013, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity. For the three months ended May 4, 2013 and April 28, 2012, realized gains and losses on sales of available-for-sale marketable securities were not material.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at May 4, 2013 and February 2, 2013, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 4, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	18,973	(21)	3,223	(152)	22,196	(173)

Total marketable securities	$18,973	$(21)	$3,223	$(152)	$22,196	$(173)

	February 2, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	23,300	(23)	844	(156)	24,144	(179)

Total marketable securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 4, 2013 and April 28, 2012. At May 4, 2013 and February 2, 2013, we had recorded a temporary impairment charge of $0.2 million related to our $1.0 million par value auction rate security. We do not intend to sell this security and it is more likely than not that we will be able to hold the investment until the market improves.

5. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense, base rent expense and contingent and other rent expense for the three months ended May 4, 2013 and April 28, 2012 is as follows (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Base rent expense	$12,909	$11,061
Contingent and other rent expense (1)	7,913	7,056

Total rent expense	$20,822	$18,117

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at May 4, 2013 are as follows (in thousands):

Fiscal 2013	$51,550
Fiscal 2014	69,674
Fiscal 2015	67,621
Fiscal 2016	64,744
Fiscal 2017	58,352
Thereafter	187,971

Total	$499,912

Purchase Commitments—At May 4, 2013, we had outstanding purchase orders to acquire merchandise from vendors of $155.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Company is investigating Plaintiff’s claims. The Court has not set a date for a hearing on class certification and has not set a trial date. At this stage of the litigation, the Company is not in a position to predict the likelihood of an unfavorable outcome or the range of potential loss.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at May 4, 2013 and February 2, 2013 was $1.4 million and $1.2 million.

6. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis at May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,226	$—	$—
State and local government securities	—	3,207	—
Marketable securities:
Corporate debt securities	—	1,284	—
State and local government securities	—	73,402	—
Variable-rate demand notes	—	8,300	—
Long-term other assets:
State and local government securities	—	—	850
Equity investments	—	—	918

Total	$5,226	$86,193	$1,768

	February 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,305	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Corporate debt securities	—	1,810	—
State and local government securities	—	81,983	—
Variable-rate demand notes	—	1,800	—
Long-term other assets:
State and local government securities	—	—	844
Equity investments	—	—	1,059

Total	$8,305	$88,596	$1,903

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 4, 2013 and April 28, 2012.

7. Stockholders’ Equity

Share Repurchase—In November 2012, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $22.0 million of outstanding common stock. This program was completed in December 2012. In December 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to an additional $20.0 million of outstanding common stock. The repurchase program is expected to continue through the fiscal year ending February 1, 2014, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the three months ended May 4, 2013 (in thousands except average price per repurchased shares):

Number of shares repurchased	165
Average price per share of repurchased shares (with commission)	$22.36
Total cost of shares repurchased	$3,680

At May 4, 2013, there remains $12.5 million available to repurchase shares under this program.

Comprehensive Income—Other comprehensive income by component and the related tax effects for the three months ended May 4, 2013 and April 28, 2012 is as follows (in thousands):

	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Three months ended May 4, 2013:
Foreign currency translation adjustments (1)	$(3,405)	$—	$(3,405)

Unrealized losses on available-for-sale investments:
Unrealized holding gains/(losses) arising during period	(13)	5	(8)
Reclassification adjustment for (gains)/losses realized in net income	(15)	6	(9)

Net unrealized losses on available-for-sale investments	(28)	11	(17)

Other comprehensive loss	$(3,433)	$11	$(3,422)

Three months ended April 28, 2012:
Foreign currency translation adjustments (1)	$96	$—	$96

Unrealized gains on available-for-sale investments:
Unrealized holding gains/(losses) arising during period	(65)	25	(40)

Net unrealized gains on available-for-sale investments	(65)	25	(40)

Other comprehensive income	$31	$25	$56

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

Accumulated Other Comprehensive Income—The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended May 4, 2013 and April 28, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income
Three months ended May 4, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive income before reclassifications	(3,405)	(8)	(3,413)
Reclassifications recorded in:
Other (expense) income, net	—	(15)	(15)
Provision for income taxes	—	6	6

Total reclassifications from accumulated other comprehensive income, net of taxes	—	(9)	(9)

Balance at May 4, 2013	$2,616	$(28)	$2,588

Three months ended April 28, 2012:
Balance at January 28, 2012	$(19)	$154	$135
Other comprehensive income	96	(40)	56

Balance at April 28, 2012	$77	$114	$191

8. Equity Awards—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

We account for stock-based compensation by recording the estimated fair value of stock-based awards granted is recognized as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is recognized using an accelerated method for stock options and a straight-line basis for restricted stock. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock options granted during the three months ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Dividend yield	—%	—%
Volatility rate	66.36%	66.71%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.12%	1.24%
Weighted-average fair value per share of stock options granted	$15.07	$21.13

The following table summarizes our restricted stock activity for the three months ended May 4, 2013 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 2, 2013	382	$23.97
Granted year to date	177	$24.80
Vested year to date	(171)	$18.15
Forfeited year to date	(3)	$29.92

Outstanding at May 4, 2013	385	$26.90	$11,560

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes our stock option activity for the three months ended May 4, 2013 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 2, 2013	820	$17.62
Granted year to date	47	$24.81
Exercised year to date	(29)	$7.27

Outstanding at May 4, 2013	838	$18.37	4.77	$10,702

Exercisable at May 4, 2013	659	$17.78	4.16	$8,929

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

We recorded $1.5 million and $1.6 million of total stock-based compensation expense for the three months ended May 4, 2013 and April 28, 2012.

At May 4, 2013, there was $12.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants and the remaining estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition. This cost has a weighted-average recognition period of 1.3 years.

9. Earnings per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 4, 2013 and April 28, 2012 (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$2,498	$4,527
Weighted average common shares for basic earnings per share	29,714	30,779
Dilutive effect of stock options and restricted stock	469	622

Weighted average common shares for diluted earnings per share	30,183	31,401

Basic earnings per share	$0.08	$0.15

Diluted earnings per share	$0.08	$0.14

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.4 million and 0.2 million for the three months ended May 4, 2013 and April 28, 2012.

10. Exit and Disposal Activities—During the fiscal year ended February 2, 2013, we entered into a 10 year lease agreement to lease up to 153,095 square feet in Edwardsville, Kansas and relocated our ecommerce fulfillment center to this facility. We believe that the Edwardsville, Kansas fulfillment center will provide the additional capacity needed to support the continued growth of our ecommerce business, while also increasing the speed at which we get product to our customers and lowering the freight and distribution costs once the Edwardsville, Kansas fulfillment center is running effectively and at full capacity. Additionally, during the fiscal year ended February 2, 2013, we relocated our home office to Lynnwood, Washington.

We do not expect to incur further material costs related to the relocations. The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center and home office relocations (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 28, 2012	$—	$241	$—	$241
Additions	245	920	440	1,605
Payments	(245)	(864)	(440)	(1,549)
Adjustments (2)	—	874	—	874

February 2, 2013 (3)	—	1,171	—	1,171

Payments	—	(150)	—	(150)

May 4, 2013 (3)	$—	$1,021	$—	$1,021

(1)	Included in lease termination costs are the previously recorded lease termination costs associated with our distribution center relocation in fiscal 2010, as all costs are associated with the same lease. The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary.
(2)	The adjustment to the lease termination costs liability during the fiscal year ended February 2, 2013 represents the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility and a $0.5 million adjustment as a result of our revised estimate for lease termination costs.
(3)	The exit or disposal provisions related to the ecommerce fulfillment center and home office relocations at May 4, 2013 and February 2, 2013 are included in other liabilities and long-term debt and other liabilities on the condensed consolidated balance sheets.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 19, 2013 and in this Form 10-Q.

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

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business. We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our in-store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Therefore, our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of “in-store” or ecommerce businesses which were in operation during both of the two periods being compared and, if a in-store or ecommerce business is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that in-store or ecommerce business is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable store sales after the first anniversary of the acquisition date. As such, Blue Tomato results will not be included in the calculation of comparable store sales until July 2013. Current year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) and freight costs for store merchandise transfers. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. Cash consideration received from vendors is reported as a reduction of cost of goods sold if the inventory has sold, a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in conformance with U.S. GAAP. In connection with the preparation of the condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that the condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of goods sold	67.7	67.6

Gross profit	32.3	32.4
Selling, general and administrative expenses	29.6	26.8

Operating profit	2.7	5.6
Interest and other income, net	0.1	0.4

Earnings before income taxes	2.8	6.0
Provision for income taxes	1.1	2.5

Net income	1.7%	3.5%

Three Months (13 weeks) Ended May 4, 2013 Compared With Three Months (13 weeks) Ended April 28, 2012

Net Sales

Net sales were $148.5 million for the three months ended May 4, 2013 compared to $129.9 million for the three months ended April 28, 2012, an increase of $18.6 million or 14.3%. The increase reflected the net addition of 42 U.S. and Canada stores (48 new stores offset by six store closures) subsequent to April 28, 2012 and the acquisition of Blue Tomato during the second quarter of fiscal 2012, partially offset by a comparable store sales decrease of 0.7% for the three months ended May 4, 2013.

The 0.7% decrease in comparable stores sales was a result of a 1.8% decrease for our comparable in-store sales, partially offset by a 13.1% increase for our comparable ecommerce sales. Total ecommerce sales represented 11.8% of sales for the three months ended May 4, 2013, compared to 7.7% of sales for the three months ended April 28, 2012, and this increase was driven by the growth in comparable ecommerce sales mentioned above and our Blue Tomato acquisition. The decrease in comparable store sales was primarily driven by a decline in comparable store transactions, partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and an increase in average unit retail. Comparable store sales decreases in men’s clothing, accessories, footwear and boy’s clothing were partially offset by comparable store sales increases in junior’s clothing and hardgoods. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $48.0 million for the three months ended May 4, 2013 compared to $42.1 million for the three months ended April 28, 2012, an increase of $5.9 million, or 13.9%. As a percent of net sales, gross profit decreased 10 basis points for the three months ended May 4, 2013 to 32.3%. The decrease was primarily due to deleveraging our fixed costs on a negative 0.7% comparable store sales and an increase in ecommerce related costs due to ecommerce sales increasing as a percentage of total sales. This increase was partially offset by a 60 basis points impact from product margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $43.9 million for the three months ended May 4, 2013 compared to $34.8 million for the three months ended April 28, 2012, an increase of $9.1 million, or 26.1%. SG&A expenses as a percent of net sales increased by 280 basis points for the three months ended May 4, 2013 to 29.6%. The increase was primarily due to a 120 basis points increase in ecommerce corporate costs due to the growth in our ecommerce business as a percentage of total sales and a 50 basis points increase in store operating expenses primarily due to deleveraging our fixed costs on a negative 0.7% comparable store sales, as well as a 70 basis points impact of a $1.1 million charge incurred during the three months ended May 4, 2013 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and a 40 basis points impact of $0.6 million in amortization of intangible assets. These increases were partially offset by a 50 basis points decrease in incentive compensation.

Net Income

Net income for the three months ended May 4, 2013 was $2.5 million, or $0.08 per diluted share, compared with net income of $4.5 million, or $0.14 per diluted share, for the three months ended April 28, 2012. Our effective income tax rate for the three months ended May 4, 2013 was 39.0% compared to 41.7% for the three months ended April 28, 2012.

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

The significant components of our working capital are inventories and liquid assets such as cash, cash equivalents, current marketable securities and receivables, reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

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

During fiscal 2013, we expect to spend approximately $40 million to $42 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 60 new stores we plan to open in fiscal 2013 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2013 will not be different from the number of stores we plan to open, or that actual fiscal 2013 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $1.4 million to $4.4 million for the three months ended May 4, 2013 from $5.8 million for the three months ended April 28, 2012. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended May 4, 2013, related to $6.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $2.2 million in net sales of marketable securities. Net cash used in investing activities was $14.6 million for the three months ended April 28, 2012, related to $8.5 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington and $6.1 million in net purchases of marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended May 4, 2013 was $2.8 million, primarily related to $3.7 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $0.9 million. Net cash provided by financing activities for the three months ended April 28, 2012 was $2.0 million related to proceeds from stock-based compensation exercises and related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at May 4, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.1 million and $0.2 million at May 4, 2013 and February 2, 2013. The secured revolving credit facility bears interest at the Daily One Month LIBOR rate plus 1.00%.

Additionally, in conjunction with our acquisition of Blue Tomato, we assumed $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. At May 4, 2013, the amount of borrowings under this debt was $2.1 million.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 4, 2013. The following table summarizes the total amount of future payments due under our contractual obligations at May 4, 2013 (in thousands):

	Total	Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Thereafter

Operating lease obligations (1)	$499,912	$51,550	$137,295	$123,096	$187,971
Purchase obligations (2)	155,407	155,407	—	—	—
Debt principal and interest (3)	2,239	258	687	511	783

Total (4)	$657,558	$207,215	$137,982	$123,607	$188,754

(1)	Amounts do not include percentage rent, real estate taxes, insurance or common area maintenance charges unless these costs are fixed and determinable.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include debt principal and scheduled interest payments on our long-term debt assumed in conjunction with our acquisition of Blue Tomato.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($28.9 million, using the exchange rate as of May 4, 2013) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At May 4, 2013, we estimated that we will be obligated for future incentive payments of 9.0 million Euros ($11.8 million). See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments.

Off-Balance Sheet Obligations

At May 4, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

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

Domestically, we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores and we rely on a single ecommerce fulfillment center located in Edwardsville, Kansas to ship merchandise purchased on the www.zumiez.com website. Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that support our Blue Tomato ecommerce and store operations in Europe and we operate a distribution center located in Delta, British Columbia to distribute our merchandise to our Canadian stores. As a result, a natural disaster or other catastrophic event that affects one of the regions where we operate these centers could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due could have a material adverse effect on our business and growth plans.

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent (or “percentage rent”) based on sales of some of our stores, real estate taxes, insurance and common area maintenance charges, was $20.8 million and $18.1 million for the three months ended May 4, 2013 and April 28, 2012. At May 4, 2013, we were committed to property owners for minimum operating leases obligations for $499.9 million. In addition, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance and common area maintenance charges. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2013 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net loss not to exceed $10.0 million after taxes on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and store assets not to exceed $5.0 million in aggregate, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 4, 2013. There were no outstanding borrowings under the secured revolving credit facility at May 4, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.1 million and $0.2 million at May 4, 2013 and February 2, 2013.

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

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and can be different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In December 2007, a securities class action litigation and associated derivative lawsuits were brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. These lawsuits were dismissed with prejudice in March 2009. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

The value of our investments may fluctuate.

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At May 4, 2013, we had $84.9 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill and other indefinite-lived intangible assets recorded on the condensed consolidated balance sheets.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at May 4, 2013 has not significantly changed since February 2, 2013. Our market risk profile at February 2, 2013 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 4, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 5 to the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 2, 2013. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 4, 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 3, 2013—March 2, 2013	99	$22.19	99	$13,971
March 3, 2013—April 6, 2013	72	22.74	66	12,475
April 7, 2013—May 4, 2013	—	—	—	12,475

Total	171		165

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase up to $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. The repurchase program is expected to continue through fiscal 2013 that will end of February 1, 2014, unless the time period is extended or shortened by the Board of Directors.
(2)	During the thirteen weeks ended May 4, 2013, approximately 6,000 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended May 4, 2013 and April 28, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended May 4, 2013 and April 28, 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2013 and April 28, 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2013 and April 28, 2012; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: May 29, 2013	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)