Form 10-Q
period 2013-08-03
Zumiez Inc
filed 2013-09-11
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013

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

At September 3, 2013, there were 30,249,116 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2013	February 2, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,098	$17,579
Marketable securities	75,901	85,593
Receivables	15,597	9,467
Inventories	113,249	77,598
Prepaid expenses and other	11,474	9,192
Deferred tax assets	4,849	3,885

Total current assets	240,168	203,314

Fixed assets, net	124,569	115,474
Goodwill	63,071	64,576
Intangible assets, net	18,727	20,480
Long-term other assets	4,428	5,254

Total long-term assets	210,795	205,784

Total assets	$450,963	$409,098

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$53,596	$16,052
Accrued payroll and payroll taxes	9,674	11,057
Income taxes payable	111	6,957
Deferred rent and tenant allowances	5,633	4,901
Other liabilities	20,546	18,232

Total current liabilities	89,560	57,199

Long-term deferred rent and tenant allowances	41,359	36,928
Long-term deferred tax liabilities	3,567	5,544
Long-term debt and other liabilities	7,062	6,006

Total long-term liabilities	51,988	48,478

Total liabilities	141,548	105,677

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,251 shares issued and outstanding at August 3, 2013 and 30,114 shares issued and outstanding at February 2, 2013	113,569	108,360
Accumulated other comprehensive income	3,238	6,010
Retained earnings	192,608	189,051

Total shareholders’ equity	309,415	303,421

Total liabilities and shareholders’ equity	$450,963	$409,098

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$157,858	$135,066	$306,354	$264,965
Cost of goods sold	102,738	88,641	203,262	176,439

Gross profit	55,120	46,425	103,092	88,526

Selling, general and administrative expenses	47,285	42,647	91,228	77,486

Operating profit	7,835	3,778	11,864	11,040

Interest income, net	158	427	373	917
Other (expense) income, net	(174)	611	(320)	628

Earnings before income taxes	7,819	4,816	11,917	12,585
Provision for income taxes	3,080	2,730	4,680	5,972

Net income	$4,739	$2,086	$7,237	$6,613

Basic earnings per share	$0.16	$0.07	$0.24	$0.21

Diluted earnings per share	$0.16	$0.07	$0.24	$0.21

Weighted average shares used in computation of earnings per share:
Basic	29,842	30,922	29,770	30,847

Diluted	30,232	31,460	30,221	31,439

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$4,739	$2,086	$7,237	$6,613
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	760	(1,897)	(2,645)	(1,801)
Net change in unrealized gain/loss on available-for-sale investments	(110)	(62)	(127)	(102)

Other comprehensive income (loss), net	650	(1,959)	(2,772)	(1,903)

Comprehensive income	$5,389	$127	$4,465	$4,710

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	7,237	7,237
Other comprehensive loss, net	—	—	(2,772)	—	(2,772)
Issuance and exercise of stock-based compensation, including tax benefit of $1,168	302	2,044	—	—	2,044
Stock-based compensation expense	—	3,165	—	—	3,165
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at August 3, 2013	30,251	$113,569	$3,238	$192,608	$309,415

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	6,613	6,613
Other comprehensive loss, net	—	—	(1,903)	—	(1,903)
Issuance and exercise of stock-based compensation, including tax benefit of $2,065	183	2,413	—	—	2,413
Stock-based compensation expense	—	3,037	—	—	3,037

Balance at July 28, 2012	31,353	$104,862	$(1,768)	$179,343	$282,437

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$7,237	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,694	10,658
Deferred taxes	(1,384)	(1,177)
Stock-based compensation expense	3,165	3,037
Excess tax benefit from stock-based compensation	(1,168)	(2,065)
Lease termination costs	100	920
Other	182	(183)
Changes in operating assets and liabilities:
Receivables	(5,457)	(4,452)
Inventories	(36,064)	(26,896)
Prepaid expenses and other	(3,057)	(1,904)
Trade accounts payable	35,315	33,583
Accrued payroll and payroll taxes	(1,344)	(2,156)
Income taxes payable	(6,415)	(4,503)
Deferred rent and tenant allowances	5,263	4,158
Other liabilities	809	(1,120)

Net cash provided by operating activities	9,876	14,513

Cash flows from investing activities:
Additions to fixed assets	(14,505)	(21,904)
Acquisitions, net of cash acquired	—	(69,685)
Purchases of marketable securities and other investments	(38,991)	(65,655)
Sales and maturities of marketable securities and other investments	47,760	138,555

Net cash used in investing activities	(5,736)	(18,689)

Cash flows from financing activities:
Payments on long-term debt	(153)	(109)
Repurchase of common stock	(4,310)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	876	347
Excess tax benefit from stock-based compensation	1,168	2,065

Net cash (used in) provided by financing activities	(2,419)	2,303

Effect of exchange rate changes on cash and cash equivalents	(202)	(296)

Net increase (decrease) in cash and cash equivalents	1,519	(2,169)
Cash and cash equivalents, beginning of period	17,579	14,779

Cash and cash equivalents, end of period	$19,098	$12,610

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$12,428	$11,624
Accrual for purchases of fixed assets	7,514	7,355

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At August 3, 2013, we operated 529 stores; 495 in the United States (“U.S.”), 27 in Canada and seven in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2013 is the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. The first six months of fiscal 2013 was the 26-week period ended August 3, 2013. The first six months of fiscal 2012 was the 26-week period ended July 28, 2012.

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

The financial data at February 2, 2013 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 2, 2013, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance for the fiscal quarter ended May 4, 2013 and the adoption did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending February 1, 2014 and we do not expect the adoption will have a material impact on our condensed consolidated financial statements.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.2 million, using the exchange rate as of August 3, 2013) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($22.6 million) is payable in cash, while 5.0 million Euros ($6.6 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the condensed consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At August 3, 2013, we estimated we will be obligated for future incentive payments of 9.0 million Euros ($11.9 million). For the three and six months ended August 3, 2013, we recorded an expense for future incentive payments of $1.0 million and $2.1 million. For the three and six months ended July 28, 2012, we recorded an expense for future incentive payments of $0.7 million.

Pro Forma Financial Information—The following pro forma financial information shows the results of operations for the three and six months ended July 28, 2012 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers of Blue Tomato (using our initial estimate of future incentive payments of 18.1 Euros). The adjustments also reflect the income tax effect of the pro forma adjustments.

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

	Three Months Ended	Six Months Ended
	July 28, 2012	July 28, 2012
Net sales	$137,783	$276,096
Net income	$930	$3,149

3. Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets at August 3, 2013 and February 2, 2013 (in thousands):

	August 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,293	$—	$14,293	Indefinite-lived
Developed technology	3,970	1,434	2,536	3 years
Customer relationships	2,942	1,044	1,898	3 years

Total intangible assets	$21,205	$2,478	$18,727

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,724	$—	$14,724	Indefinite-lived
Developed technology	4,090	795	3,295	3 years
Customer relationships	3,031	570	2,461	3 years

Total intangible assets	$21,845	$1,365	$20,480

There was no impairment of intangible assets for the three or six months ended August 3, 2013 and for the three or six months ended July 28, 2012. Amortization expense of intangible assets for the three and six months ended August 3, 2013 was $0.6 million and $1.1 million. Amortization expense of intangible assets for the three and six months ended July 28, 2012 was $0.2 million. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the condensed consolidated statements of income.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at August 3, 2013 and February 2, 2013 (in thousands):

	August 3, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,826	$—	$—	$13,826
Money market funds	3,151	—	—	3,151
State and local government securities	2,121	—	—	2,121

Total cash and cash equivalents	19,098	—	—	19,098

Marketable securities:
Corporate debt securities	1,023	42	—	1,065
State and local government securities	70,446	44	(317)	70,173
Variable-rate demand notes	5,475	—	—	5,475

Total marketable securities	$76,944	$86	$(317)	$76,713

Less: Long-term marketable securities (1)				(812)

Total current marketable securities				$75,901

	February 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,271	$—	$—	$6,271
Money market funds	8,305	—	—	8,305
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	17,579	—	—	17,579

Marketable securities:
Corporate debt securities	1,745	65	—	1,810
State and local government securities	82,911	95	(179)	82,827
Variable-rate demand notes	1,800	—	—	1,800

Total marketable securities	$86,456	$160	$(179)	$86,437

Less: Long-term marketable securities (1)				(844)

Total current marketable securities				$85,593

(1)	At August 3, 2013 and February 2, 2013, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at August 3, 2013 and February 2, 2013, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 3, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	20,924	(129)	3,187	(188)	24,111	(317)

Total marketable securities	$20,924	$(129)	$3,187	$(188)	$24,111	$(317)

	February 2, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	23,300	(23)	844	(156)	24,144	(179)

Total marketable securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended August 3, 2013 and July 28, 2012. At August 3, 2013 and February 2, 2013, we had recorded a temporary impairment charge of $0.2 million related to our $1.0 million par value auction rate security. We do not intend to sell this security and it is more likely than not that we will be able to hold the investment until the market improves.

5. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense, base rent expense and contingent and other rent expense for the three and six months ended August 3, 2013 and July 28, 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Base rent expense	$13,498	$11,631	$26,407	$22,692
Contingent and other rent expense (1)	8,231	7,244	16,144	14,300

Total rent expense	$21,729	$18,875	$42,551	$36,992

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at August 3, 2013 are as follows (in thousands):

Fiscal 2013	$35,322
Fiscal 2014	70,989
Fiscal 2015	69,290
Fiscal 2016	66,460
Fiscal 2017	60,123
Thereafter	202,205

Total	$504,389

Purchase Commitments—At August 3, 2013, we had outstanding purchase orders to acquire merchandise from vendors of $134.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at August 3, 2013 and February 2, 2013 was $1.5 million and $1.2 million.

6. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis at August 3, 2013 and February 2, 2013 (in thousands):

	August 3, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,151	$—	$—
State and local government securities	—	2,121	—
Marketable securities:
Corporate debt securities	—	1,065	—
State and local government securities	—	69,361	—
Variable-rate demand notes	—	5,475	—
Long-term other assets:
State and local government securities	—	—	812
Equity investments	—	—	905

Total	$3,151	$78,022	$1,717

	February 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,305	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Corporate debt securities	—	1,810	—
State and local government securities	—	81,983	—
Variable-rate demand notes	—	1,800	—
Long-term other assets:
State and local government securities	—	—	844
Equity investments	—	—	1,059

Total	$8,305	$88,596	$1,903

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

There were no material assets measured at fair value on a nonrecurring basis for the three and six months ended August 3, 2013 and July 28, 2012.

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

The following table summarizes common stock repurchase activity during the six months ended August 3, 2013 (in thousands except average price per repurchased shares):

Number of shares repurchased	165
Average price per share of repurchased shares (with commission)	$22.36
Total cost of shares repurchased	$3,680

At August 3, 2013, there remains $12.5 million available to repurchase shares under this program.

Comprehensive Income (Loss)—Other comprehensive income (loss) by component and the related tax effects for the three and six months ended August 3, 2013 and July 28, 2012 is as follows (in thousands):

	Three Months Ended
	August 3, 2013			July 28, 2012
	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$760	$—	$760	$(1,897)	$—	$(1,897)

Unrealized losses on available-for-sale investments:
Unrealized holding gains (losses) arising during period	(197)	74	(123)	15	(6)	9
Reclassification adjustment for (gains) losses realized in net income	18	(5)	13	(117)	46	(71)

Net unrealized losses on available-for-sale investments	(179)	69	(110)	(102)	40	(62)

Other comprehensive income (loss)	$581	$69	$650	$(1,999)	$40	$(1,959)

	Six Months Ended
	August 3, 2013			July 28, 2012
	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(2,645)	$—	$(2,645)	$(1,801)	$—	$(1,801)

Unrealized losses on available-for-sale investments:
Unrealized losses arising during period	(210)	78	(132)	(50)	19	(31)
Reclassification adjustment for (gains) losses realized in net income	4	1	5	(117)	46	(71)

Net unrealized losses on available-for-sale investments	(206)	79	(127)	(167)	65	(102)

Other comprehensive loss	$(2,851)	$79	$(2,772)	$(1,968)	$65	$(1,903)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

Accumulated Other Comprehensive Income (Loss)— The changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended August 3, 2013 and July 28, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Three months ended August 3, 2013:
Balance at May 4, 2013	$2,616	$(28)	$2,588
Other comprehensive income before reclassifications, net of tax	760	(123)	637
Reclassifications recorded in:
Other (expense) income, net	—	18	18
Provision for income taxes	—	(5)	(5)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	13	13

Balance at August 3, 2013	$3,376	$(138)	$3,238

Three months ended July 28, 2012:
Balance at April 28, 2012	$77	$114	$191
Other comprehensive loss before reclassifications, net of tax	(1,897)	9	(1,888)
Reclassifications recorded in:
Other (expense) income, net	—	(117)	(117)
Provision for income taxes	—	46	46

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(71)	(71)

Balance at July 28, 2012	$(1,820)	$52	$(1,768)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Six months ended August 3, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss before reclassifications, net of tax	(2,645)	(132)	(2,777)
Reclassifications recorded in:
Other (expense) income, net	—	4	4
Provision for income taxes	—	1	1

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	5	5

Balance at August 3, 2013	$3,376	$(138)	$3,238

Six months ended July 28, 2012:
Balance at January 28, 2012	$(19)	$154	$135
Other comprehensive loss before reclassifications, net of tax	(1,801)	(31)	(1,832)
Reclassifications recorded in:
Other (expense) income, net	—	(117)	(117)
Provision for income taxes	—	46	46

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(71)	(71)

Balance at July 28, 2012	$(1,820)	$52	$(1,768)

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock options granted during the six months ended August 3, 2013 and July 28, 2012:

	Six Months Ended
	August 3, 2013	July 28, 2012
Dividend yield	—%	—%
Volatility rate	66.36%	66.71%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.12%	1.24%
Weighted-average fair value per share of stock options granted	$15.07	$21.13

The following table summarizes our restricted stock activity for the six months ended August 3, 2013 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 2, 2013	382	$23.97
Granted year to date	193	$25.38
Vested year to date	(189)	$19.52
Forfeited year to date	(11)	$28.12

Outstanding at August 3, 2013	375	$26.81	$10,654

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes our stock option activity for the six months ended August 3, 2013 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 2, 2013	820	$17.62
Granted year to date	47	$24.81
Exercised year to date	(110)	$6.39

Outstanding at August 3, 2013	757	$19.69	4.55	$7,852

Exercisable at August 3, 2013	637	$18.42	3.80	$7,504

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

We recorded $1.7 million and $3.2 million of total stock-based compensation expense for the three and six months ended August 3, 2013. We recorded $1.4 million and $3.0 million of total stock-based compensation expense for the three and six months ended July 28, 2012.

At August 3, 2013, there was $11.4 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants and the remaining estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition. This cost has a weighted-average recognition period of 1.2 years.

9. Earnings per Share, Basic and Diluted— The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 3, 2013 and July 28, 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$4,739	$2,086	$7,237	$6,613
Weighted average common shares for basic earnings per share	29,842	30,922	29,770	30,847
Dilutive effect of stock options and restricted stock	390	538	451	592

Weighted average common shares for diluted earnings per share	30,232	31,460	30,221	31,439

Basic earnings per share	$0.16	$0.07	$0.24	$0.21

Diluted earnings per share	$0.16	$0.07	$0.24	$0.21

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million and 0.3 million for the three and six months ended August 3, 2013. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.1 million for the three and six months ended July 28, 2012.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center and home office relocations (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 28, 2012	$—	$241	$—	$241
Additions	245	920	440	1,605
Payments	(245)	(864)	(440)	(1,549)
Adjustments (2)	—	874	—	874

February 2, 2013 (3)	—	1,171	—	1,171

Payments	—	(289)	—	(289)
Adjustments	—	100	—	100

August 3, 2013 (3)	$—	$982	$—	$982

(1)	Included in lease termination costs are the previously recorded lease termination costs associated with our distribution center relocation in fiscal 2010, as all costs are associated with the same lease. The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary.
(2)	The adjustment to the lease termination costs liability during the fiscal year ended February 2, 2013 represents the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility and a $0.5 million adjustment as a result of our revised estimate for lease termination costs.
(3)	The exit or disposal provisions related to the ecommerce fulfillment center and home office relocations at August 3, 2013 and February 2, 2013 are included in other liabilities and long-term debt and other liabilities on the condensed consolidated balance sheets.

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

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue. Net sales include our in-store sales and our ecommerce sales. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business. We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our in-store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Therefore, our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of “in-store” or ecommerce businesses which were in operation during both of the two periods being compared and, if an in-store or ecommerce business is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that in-store or ecommerce business is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable store sales after the first anniversary of the acquisition date. As such, Blue Tomato results are included in the calculation of comparable store sales beginning in July 2013. Current year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

Operating profit. We view operating profit as a key indicator of our success. Operating profit is the difference between gross profit and selling, general and administrative expenses. The key drivers of operating profit are comparable store sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures affecting depreciation expense.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	65.6	66.3	66.6

Gross profit	34.9	34.4	33.7	33.4
Selling, general and administrative expenses	29.9	31.6	29.8	29.2

Operating profit	5.0	2.8	3.9	4.2
Interest and other income, net	0.0	0.8	0.0	0.5

Earnings before income taxes	5.0	3.6	3.9	4.7
Provision for income taxes	2.0	2.1	1.5	2.2

Net income	3.0%	1.5%	2.4%	2.5%

Three Months (13 weeks) Ended August 3, 2013 Compared With Three Months (13 weeks) Ended July 28, 2012

Net Sales

Net sales were $157.9 million for the three months ended August 3, 2013 compared to $135.1 million for the three months ended July 28, 2012, an increase of $22.8 million or 16.9%. The increase reflected the net addition of 52 stores (57 new stores offset by five store closures) subsequent to July 28, 2012, the impact of the calendar shift to include a week of the back-to-school season in the three months ended August 3, 2013 compared to the prior year quarter, Blue Tomato sales during the three months ended August 3, 2013 that were not comparable to the prior year quarter and a comparable store sales increase of 0.9% for the three months ended August 3, 2013.

The 0.9% increase in comparable stores sales was a result of a 19.1% increase for our comparable ecommerce sales, partially offset by a 0.4% decrease for our comparable in-store sales. Total ecommerce sales represented 8.8% of sales for the three months ended August 3, 2013, compared to 6.9% of sales for the three months ended July 28, 2012, increasing due to Blue Tomato ecommerce sales that were not comparable to the prior year quarter and the growth in comparable ecommerce sales mentioned above. The increase in comparable store sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable store sales increases in hardgoods, junior’s clothing and footwear were partially offset by comparable store sales decreases in accessories, men’s clothing and boy’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $55.1 million for the three months ended August 3, 2013 compared to $46.4 million for the three months ended July 28, 2012, an increase of $8.7 million, or 18.7%. As a percent of net sales, gross profit increased 50 basis points for the three months ended August 3, 2013 to 34.9%. The increase was primarily driven by an 80 basis points benefit due to prior year costs related to exit costs and other charges related to the relocation of our ecommerce fulfillment center and a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato. This increase was partially offset by an increase in ecommerce related costs due to ecommerce sales increasing as a percent of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $47.3 million for the three months ended August 3, 2013 compared to $42.6 million for the three months ended July 28, 2012, an increase of $4.7 million, or 10.9%. SG&A expenses as a percent of net sales decreased by 170 basis points for the three months ended August 3, 2013 to 29.9%. The decrease was primarily driven by a 170 basis points benefit due to prior year costs related to transaction costs incurred in conjunction with our acquisition of Blue Tomato and exit costs and other charges related to the relocation of our home office. The decrease in SG&A expenses as a percent of net sales was also impacted by a decrease in incentive compensation. These decreases were partially offset by an increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales.

Net Income

Net income for the three months ended August 3, 2013 was $4.7 million, or $0.16 per diluted share, compared with net income of $2.1 million, or $0.07 per diluted share, for the three months ended July 28, 2012. Our effective income tax rate for the three months ended August 3, 2013 was 39.4% compared to 56.7% for the three months ended July 28, 2012. Our effective tax rate for the three months ended July 28, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

Six Months (26 weeks) Ended August 3, 2013 Compared With Six Months (26 weeks) Ended July 28, 2012

Net Sales

Net sales were $306.4 million for the six months ended August 3, 2013 compared to $265.0 million for the six months ended July 28, 2012, an increase of $41.4 million or 15.6%. The increase reflected the net addition of 52 stores (57 new stores offset by five store closures) subsequent to July 28, 2012, Blue Tomato sales during the six months ended August 3, 2013 that were not comparable to the prior year, the impact of the calendar shift to include a week of the back-to-school season in the six months ended August 3, 2013 compared to the prior year and a comparable store sales increase of 0.2% for the six months ended August 3, 2013.

The 0.2% increase in comparable stores sales was a result of a 16.1% increase for our comparable ecommerce sales, partially offset by a 1.0% decrease for our comparable in-store sales. Total ecommerce sales represented 10.2% of sales for the six months ended August 3, 2013, compared to 7.3% of sales for the six months ended July 28, 2012, increasing due to Blue Tomato ecommerce sales that were not comparable to the prior year and the growth in comparable ecommerce sales mentioned above. The increase in comparable store sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable store sales increases in hardgoods and junior’s clothing were partially offset by comparable store sales decreases in men’s clothing, accessories, boy’s clothing and footwear. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $103.1 million for the six months ended August 3, 2013 compared to $88.5 million for the six months ended July 28, 2012, an increase of $14.6 million, or 16.5%. As a percent of net sales, gross profit increased 30 basis points for the six months ended August 3, 2013 to 33.7%. The increase was primarily driven by a 50 basis points benefit due to prior year costs related to exit costs and other charges related to the relocation of our ecommerce fulfillment center and a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato. This increase was partially offset by an increase in ecommerce related costs due to ecommerce sales increasing as a percent of total sales.

Selling, General and Administrative Expenses

SG&A expenses were $91.2 million for the six months ended August 3, 2013 compared to $77.5 million for the six months ended July 28, 2012, an increase of $13.7 million, or 17.7%. SG&A expenses as a percent of net sales increased by 60 basis points for the six months ended August 3, 2013 to 29.8%. The increase was primarily due to an increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales and a 40 basis points impact of the charge related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato. Theses increases were partially offset by an 100 basis points benefit due to prior year costs related to transaction costs incurred in conjunction with our acquisition of Blue Tomato and exit costs and other charges related to the relocation of our home office. The decrease in SG&A expenses as a percent of net sales was also impacted by a decrease in incentive compensation.

Net Income

Net income for the six months ended August 3, 2013 was $7.2 million, or $0.24 per diluted share, compared with net income of $6.6 million, or $0.21 per diluted share, for the six months ended July 28, 2012. Our effective income tax rate for the six months ended August 3, 2013 was 39.3% compared to 47.5% for the six months ended July 28, 2012. Our effective tax rate for the six months ended July 28, 2012 was adversely impacted by the tax effects of the acquisition of Blue Tomato.

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

During fiscal 2013, we expect to spend approximately $36 million to $38 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 58 new stores we plan to open in fiscal 2013 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2013 will not be different from the number of stores we plan to open, or that actual fiscal 2013 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $4.6 million to $9.9 million for the six months ended August 3, 2013 from $14.5 million for the six months ended July 28, 2012. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $5.7 million for the six months ended August 3, 2013, related to $14.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $8.8 million in net sales of marketable securities. Net cash used in investing activities was $18.7 million for the six months ended July 28, 2012, related to $69.7 million for the acquisition of Blue Tomato (net of cash acquired) and $21.9 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington, partially offset by $72.9 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended August 3, 2013 was $2.4 million, primarily related to $4.3 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.0 million. Net cash provided by financing activities for the six months ended July 28, 2012 was $2.3 million related primarily to proceeds from stock-based compensation exercises and the related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at August 3, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $1.0 million and $0.2 million at August 3, 2013 and February 2, 2013. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, in conjunction with our acquisition of Blue Tomato, we assumed $2.3 million in long-term debt, which relates to amounts borrowed to fund operations. At August 3, 2013, the amount of borrowings under this debt was $2.0 million.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 3, 2013. The following table summarizes the total amount of future payments due under our contractual obligations at August 3, 2013 (in thousands):

	Total	Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Thereafter
Operating lease obligations (1)	$504,389	$35,322	$140,279	$126,583	$202,205
Purchase obligations (2)	134,451	134,451	—	—	—
Debt principal and interest (3)	2,176	174	695	516	791

Total (4)	$641,016	$169,947	$140,974	$127,099	$202,996

(1)	Amounts do not include percentage rent, real estate taxes, insurance or common area maintenance charges unless these costs are fixed and determinable.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include debt principal and scheduled interest payments on our long-term debt assumed in conjunction with our acquisition of Blue Tomato.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.2 million, using the exchange rate as of August 3, 2013) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At August 3, 2013, we estimated that we will be obligated for future incentive payments of 9.0 million Euros ($11.9 million). See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments.

Off-Balance Sheet Obligations

At August 3, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Required disclosures regarding conflict minerals could have a negative impact on our results of operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our private label merchandise, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all conflict minerals used in our private label merchandise, or if we are unable to certify that our products are “conflict free.”

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent (or “percentage rent”) based on sales of some of our stores, real estate taxes, insurance and common area maintenance charges, was $42.6 million and $37.0 million for the six months ended August 3, 2013 and July 28, 2012. At August 3, 2013, we were committed to property owners for minimum operating leases obligations for $504.4 million. In addition, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance and common area maintenance charges. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at August 3, 2013. There were no outstanding borrowings under the secured revolving credit facility at August 3, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $1.0 million and $0.2 million at August 3, 2013 and February 2, 2013.

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

We are continuing to make investments to improve our information systems infrastructure. If our information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. Additionally, we rely on third-party service providers for certain information systems functions. If a service provider fails to provide the data quality, communications capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

The security of our databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation and expenses. In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

Database privacy, network security and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices and activity monitoring on our networks. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

We are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal 2014 and fiscal 2015. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. While the majority of these costs will begin in fiscal 2014 and fiscal 2015, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At August 3, 2013, we had $77.0 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and our performance may trigger an impairment of the goodwill and other indefinite-lived intangible assets recorded on the condensed consolidated balance sheets.

Goodwill and other indefinite-lived intangible assets are required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill or other indefinite-lived intangible assets as a result of our impairment analysis could result in a non-cash impairment charge, which could have a significant impact on earnings.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at August 3, 2013 has not significantly changed since February 2, 2013. Our market risk profile at February 2, 2013 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 3, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares during the thirteen weeks ended August 3, 2013. As of August 3, 2013, the maximum dollar value of shares that may yet be repurchases under our current share repurchase program was $12.5 million. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase up to $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. The repurchase program is expected to continue through fiscal 2013 that will end on February 1, 2014, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.19	Amended Credit Agreement with Wells Fargo Bank, N.A. dated June 14, 2013 (incorporated by reference from Exhibit 10.19 to the Form 8-K filed by the Company on June 19, 2013)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 3, 2013 and February 2, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended August 3, 2013 and July 28, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 3, 2013 and July 28, 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 3, 2013 and July 28, 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2013 and July 28, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 11, 2013	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)