Form 10-Q
period 2013-11-02
Zumiez Inc
filed 2013-12-11
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51300

ZUMIEZ INC.

(Exact name of registrant as specified in its charter)

Washington	91-1040022
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At December 3, 2013, there were 30,283,034 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2013	February 2, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,315	$17,579
Marketable securities	88,861	85,593
Receivables	12,844	9,467
Inventories	126,687	77,598
Prepaid expenses and other	10,857	9,192
Deferred tax assets	5,464	3,885

Total current assets	250,028	203,314
Fixed assets, net	129,285	115,474
Goodwill	64,191	64,576
Intangible assets, net	18,558	20,480
Long-term other assets	3,715	5,254

Total long-term assets	215,749	205,784
Total assets	$465,777	$409,098

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$49,081	$16,052
Accrued payroll and payroll taxes	8,198	11,057
Income taxes payable	3,768	6,957
Deferred rent and tenant allowances	5,760	4,901
Other liabilities	21,076	18,232

Total current liabilities	87,883	57,199
Long-term deferred rent and tenant allowances	41,809	36,928
Long-term deferred tax liabilities	2,984	5,544
Long-term debt and other liabilities	7,907	6,006

Total long-term liabilities	52,700	48,478

Total liabilities	140,583	105,677

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,282 shares issued and outstanding at November 2, 2013 and 30,114 shares issued and outstanding at February 2, 2013	115,595	108,360
Accumulated other comprehensive income	5,131	6,010
Retained earnings	204,468	189,051

Total shareholders’ equity	325,194	303,421

Total liabilities and shareholders’ equity	$465,777	$409,098

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$191,145	$180,023	$497,499	$444,988
Cost of goods sold	120,356	112,948	323,618	289,387

Gross profit	70,789	67,075	173,881	155,601
Selling, general and administrative expenses	50,111	45,674	141,339	123,160

Operating profit	20,678	21,401	32,542	32,441
Interest income, net	171	235	544	1,152
Other (expense) income, net	(587)	(185)	(907)	443

Earnings before income taxes	20,262	21,451	32,179	34,036
Provision for income taxes	8,402	8,784	13,082	14,756

Net income	$11,860	$12,667	$19,097	$19,280

Basic earnings per share	$0.40	$0.41	$0.64	$0.62

Diluted earnings per share	$0.39	$0.40	$0.63	$0.61

Weighted average shares used in computation of earnings per share:
Basic	29,895	30,957	29,806	30,884
Diluted	30,257	31,416	30,240	31,425

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$11,860	$12,667	$19,097	$19,280
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	1,844	3,602	(801)	1,801
Net change in unrealized gain/loss on available-for-sale investments	49	6	(78)	(96)

Other comprehensive income (loss), net	1,893	3,608	(879)	1,705

Comprehensive income	$13,753	$16,275	$18,218	$20,985

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	19,097	19,097
Other comprehensive loss, net	—	—	(879)	—	(879)
Issuance and exercise of stock-based compensation, including tax benefit of $1,154	333	2,462	—	—	2,462
Stock-based compensation expense	—	4,773	—	—	4,773
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at November 2, 2013	30,282	$115,595	$5,131	$204,468	$325,194

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277
Net income	—	—	—	19,280	19,280
Other comprehensive income, net	—	—	1,705	—	1,705
Issuance and exercise of stock-based compensation, including tax benefit of $2,215	182	2,750	—	—	2,750
Stock-based compensation expense	—	4,347	—	—	4,347

Balance at October 27, 2012	31,352	$106,509	$1,840	$192,010	$300,359

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$19,097	$19,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	19,517	16,661
Deferred taxes	(2,365)	(2,767)
Stock-based compensation expense	4,773	4,347
Excess tax benefit from stock-based compensation	(1,154)	(2,215)
Lease termination costs	193	1,404
Other	1,035	217
Changes in operating assets and liabilities:
Receivables	(3,414)	(5,007)
Inventories	(49,206)	(36,504)
Prepaid expenses and other	(2,585)	(1,506)
Trade accounts payable	32,515	25,578
Accrued payroll and payroll taxes	(2,831)	183
Income taxes payable	(2,015)	2,425
Deferred rent and tenant allowances	5,856	5,622
Other liabilities	2,247	468

Net cash provided by operating activities	21,663	28,186

Cash flows from investing activities:
Additions to fixed assets	(27,179)	(34,028)
Acquisitions, net of cash acquired	—	(69,685)
Purchases of marketable securities and other investments	(78,175)	(95,268)
Sales and maturities of marketable securities and other investments	73,674	164,231

Net cash used in investing activities	(31,680)	(34,750)

Cash flows from financing activities:
Payments on long-term debt	(233)	(183)
Repurchase of common stock	(4,310)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	1,308	534
Excess tax benefit from stock-based compensation	1,154	2,215

Net cash (used in) provided by financing activities	(2,081)	2,566

Effect of exchange rate changes on cash and cash equivalents	(166)	(201)
Net decrease in cash and cash equivalents	(12,264)	(4,199)
Cash and cash equivalents, beginning of period	17,579	14,779

Cash and cash equivalents, end of period	$5,315	$10,580

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$17,368	$15,077
Accrual for purchases of fixed assets	5,514	5,154

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc. (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At November 2, 2013, we operated 548 stores; 511 in the United States (“U.S.”), 28 in Canada and nine in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2013 is the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. The first nine months of fiscal 2013 was the 39-week period ended November 2, 2013. The first nine months of fiscal 2012 was the 39-week period ended October 27, 2012.

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

In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of November 2, 2013) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.1 million) is payable in cash, while 5.0 million Euros ($6.8 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the condensed consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At November 2, 2013, we estimated we will be obligated for future incentive payments of 9.0 million Euros ($12.2 million). For the three and nine months ended November 2, 2013, we recorded an expense for future incentive payments of $1.1 million and $3.2 million. For the three and nine months ended October 27, 2012, we recorded an expense for future incentive payments of $2.0 million and $2.7 million.

Pro Forma Financial Information—The following pro forma financial information shows the results of operations for the three and nine months ended October 27, 2012 (in thousands), as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers of Blue Tomato (using our initial estimate of future incentive payments of 18.1 Euros). The adjustments also reflect the income tax effect of the pro forma adjustments.

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

	Three Months Ended	Nine Months Ended
	October 27, 2012	October 27, 2012
Net sales	$180,023	$456,119
Net income	$13,704	$16,853

3. Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets at November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,613	$—	$14,613	Indefinite-lived
Developed technology	4,059	1,804	2,255	3 years
Customer relationships	3,008	1,318	1,690	3 years

Total intangible assets	$21,680	$3,122	$18,558

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Trade names and trademarks	$14,724	$—	$14,724	Indefinite-lived
Developed technology	4,090	795	3,295	3 years
Customer relationships	3,031	570	2,461	3 years

Total intangible assets	$21,845	$1,365	$20,480

There was no impairment of intangible assets for the three or nine months ended November 2, 2013 and for the three or nine months ended October 27, 2012. Amortization expense of intangible assets for the three and nine months ended November 2, 2013 was $0.6 million and $1.7 million. Amortization expense of intangible assets for the three and nine months ended October 27, 2012 was $0.5 million and $0.7 million. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the condensed consolidated statements of income.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses at November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash (1)	$(3,447)	$—	$—	$(3,447)
Money market funds	6,103	—	—	6,103
State and local government securities	2,659	—	—	2,659

Total cash and cash equivalents	5,315	—	—	5,315

Marketable securities:
Corporate debt securities	670	1	—	671
State and local government securities	83,675	67	(209)	83,533
Variable-rate demand notes	5,475	—	—	5,475

Total marketable securities	$89,820	$68	$(209)	$89,679

Less: Long-term marketable securities (2)				(818)

Total current marketable securities				$88,861

	February 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,271	$—	$—	$6,271
Money market funds	8,305	—	—	8,305
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	17,579	—	—	17,579

Marketable securities:
Corporate debt securities	1,745	65	—	1,810
State and local government securities	82,911	95	(179)	82,827
Variable-rate demand notes	1,800	—	—	1,800

Total marketable securities	$86,456	$160	$(179)	$86,437

Less: Long-term marketable securities (2)				(844)

Total current marketable securities				$85,593

(1)	At November 2, 2013, we had a negative cash balance as certain cash accounts have right of offset with certain investment accounts.
(2)	At November 2, 2013 and February 2, 2013, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position at November 2, 2013 and February 2, 2013, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 2, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	28,804	(27)	1,318	(182)	30,122	(209)

Total marketable securities	$28,804	$(27)	$1,318	$(182)	$30,122	$(209)

	February 2, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	23,300	(23)	844	(156)	24,144	(179)

Total marketable securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended November 2, 2013 and October 27, 2012.

5. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense, base rent expense and contingent and other rent expense for the three and nine months ended November 2, 2013 and October 27, 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Base rent expense	$14,129	$12,080	$40,537	$34,773
Contingent and other rent expense (1)	8,743	7,814	24,887	22,114

Total rent expense	$22,872	$19,894	$65,424	$56,887

(1)	Included in other rent expense are payments of real estate taxes, insurance and common area maintenance costs.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Amounts in the table below do not include contingent rent, real estate taxes, insurance or common area maintenance costs unless these costs are fixed and determinable. Future minimum commitments on all leases at November 2, 2013 are as follows (in thousands):

Fiscal 2013	$17,950
Fiscal 2014	72,368
Fiscal 2015	70,771
Fiscal 2016	68,050
Fiscal 2017	61,865
Thereafter	209,868

Total	$500,872

Purchase Commitments—At November 2, 2013, we had outstanding purchase orders to acquire merchandise from vendors of $124.7 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Court has not set a date for a hearing on class certification and has not set a trial date. A second putative class action lawsuit, Ruben Hernandez v. Zumiez Inc., was filed on September 3, 2013, alleging overlapping causes of action. On or about October 22, 2013, the class action allegations for the Hernandez case were dismissed without prejudice. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.25 million which is contingent upon the preliminary and final approval of the Court (the “Conditional Settlement”). The parties are in the process of preparing a formal settlement agreement, and anticipate that a motion seeking the Court’s preliminary approval of the Conditional Settlement will be filed with the Court within 45 to 60 days. The settlement was recorded in selling, general and administrative expenses on the condensed consolidated statements of income for the three months ended November 2, 2013.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The insurance reserve at November 2, 2013 and February 2, 2013 was $1.5 million and $1.2 million.

6. Fair Value Measurements—We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis at November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,103	$—	$—
State and local government securities	—	2,659	—
Marketable securities:
Corporate debt securities	—	671	—
State and local government securities	—	82,715	—
Variable-rate demand notes	—	5,475	—
Long-term other assets:
State and local government securities	—	—	818
Equity investments	—	—	342

Total	$6,103	$91,520	$1,160

	February 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,305	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Corporate debt securities	—	1,810	—
State and local government securities	—	81,983	—
Variable-rate demand notes	—	1,800	—
Long-term other assets:
State and local government securities	—	—	844
Equity investments	—	—	1,059

Total	$8,305	$88,596	$1,903

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

There were no material assets measured at fair value on a nonrecurring basis for the three and nine months ended November 2, 2013 and October 27, 2012.

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

The following table summarizes common stock repurchase activity during the nine months ended November 2, 2013 (in thousands except average price per repurchased shares):

Number of shares repurchased	165
Average price per share of repurchased shares (with commission)	$22.36
Total cost of shares repurchased	$3,680

At November 2, 2013, there remains $12.5 million available to repurchase shares under this program.

Comprehensive Income (Loss)—Other comprehensive income (loss) by component and the related tax effects for the three and nine months ended November 2, 2013 and October 27, 2012 is as follows (in thousands):

	Three Months Ended
	November 2, 2013			October 27, 2012
	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$1,844	$—	$1,844	$3,602	$—	$3,602

Unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses) arising during period	63	(34)	29	15	—	15
Reclassification adjustment for (gains) losses realized in net income	27	(7)	20	(15)	6	(9)

Net unrealized gains (losses) on available-for-sale investments	90	(41)	49	—	6	6

Other comprehensive income	$1,934	$(41)	$1,893	$3,602	$6	$3,608

	Nine Months Ended
	November 2, 2013			October 27, 2012
	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(801)	$—	$(801)	$1,801	$—	$1,801

Unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses) arising during period	(147)	45	(102)	(34)	19	(15)
Reclassification adjustment for (gains) losses realized in net income	30	(6)	24	(133)	52	(81)

Net unrealized gains (losses) on available-for-sale investments	(117)	39	(78)	(167)	71	(96)

Other comprehensive (loss) income	$(918)	$39	$(879)	$1,634	$71	$1,705

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

Accumulated Other Comprehensive Income (Loss)—The changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended November 2, 2013 and October 27, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Three months ended November 2, 2013:
Balance at August 3, 2013	$3,376	$(138)	$3,238
Other comprehensive income before reclassifications, net of tax	1,844	29	1,873
Reclassifications recorded in:
Other (expense) income, net	—	27	27
Provision for income taxes	—	(7)	(7)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	20	20

Balance at November 2, 2013	$5,220	$(89)	$5,131

Three months ended October 27, 2012:
Balance at July 28, 2012	$(1,820)	$52	$(1,768)
Other comprehensive income before reclassifications, net of tax	3,602	15	3,617
Reclassifications recorded in:
Other (expense) income, net	—	(15)	(15)
Provision for income taxes	—	6	6

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(9)	(9)

Balance at October 27, 2012	$1,782	$58	$1,840

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Nine months ended November 2, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss before reclassifications, net of tax	(801)	(102)	(903)
Reclassifications recorded in:
Other (expense) income, net	—	30	30
Provision for income taxes	—	(6)	(6)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	24	24

Balance at November 2, 2013	$5,220	$(89)	$5,131

Nine months ended October 27, 2012:
Balance at January 28, 2012	$(19)	$154	$135
Other comprehensive income before reclassifications, net of tax	1,801	(15)	1,786
Reclassifications recorded in:
Other (expense) income, net	—	(133)	(133)
Provision for income taxes	—	52	52

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(81)	(81)

Balance at October 27, 2012	$1,782	$58	$1,840

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

The fair value of restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for stock options granted during the nine months ended November 2, 2013 and October 27, 2012:

	Nine Months Ended
	November 2, 2013	October 27, 2012
Dividend yield	—%	—%
Volatility rate	66.36%	66.74%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.12%	1.12%
Weighted-average fair value per share of stock options granted	$15.07	$19.40

The following table summarizes our restricted stock activity for the nine months ended November 2, 2013 (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 2, 2013	382	$23.97
Granted year to date	197	$25.42
Vested year to date	(191)	$19.58
Forfeited year to date	(21)	$27.50

Outstanding at November 2, 2013	367	$26.83	$10,830

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes our stock option activity for the nine months ended November 2, 2013 (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 2, 2013	820	$17.62
Granted year to date	47	$24.81
Exercised year to date	(136)	$6.72
Forfeited year to date	(24)	$35.96

Outstanding at November 2, 2013	707	$19.55	4.39	$7,933

Exercisable at November 2, 2013	594	$18.22	3.66	$7,500

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of each fiscal period.

We recorded $1.6 million and $4.8 million of total stock-based compensation expense for the three and nine months ended November 2, 2013. We recorded $1.3 million and $4.3 million of total stock-based compensation expense for the three and nine months ended October 27, 2012.

At November 2, 2013, there was $10.0 million of total unrecognized compensation cost related to unvested stock options and restricted stock grants and the remaining estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition. This cost has a weighted-average recognition period of 1.1 years.

9. Earnings per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$11,860	$12,667	$19,097	$19,280
Weighted average common shares for basic earnings per share	29,895	30,957	29,806	30,884
Dilutive effect of stock options and restricted stock	362	459	434	541

Weighted average common shares for diluted earnings per share	30,257	31,416	30,240	31,425

Basic earnings per share	$0.40	$0.41	$0.64	$0.62

Diluted earnings per share	$0.39	$0.40	$0.63	$0.61

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million for the three and nine months ended November 2, 2013. Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were approximately 0.2 million for the three and nine months ended October 27, 2012.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the ecommerce fulfillment center and home office relocations (in thousands):

	Employee benefit costs	Lease termination costs (1)	Other exit costs	Total
January 28, 2012	$—	$241	$—	$241
Additions	245	920	440	1,605
Payments	(245)	(864)	(440)	(1,549)
Adjustments (2)	—	874	—	874

February 2, 2013 (3)	—	1,171	—	1,171

Payments	—	(436)	—	(436)
Adjustments	—	193	—	193

November 2, 2013 (3)	$—	$928	$—	$928

(1)	Included in lease termination costs are the previously recorded lease termination costs associated with our distribution center relocation in fiscal 2010, as all costs are associated with the same lease. The liability for lease termination costs is based on the present value of future rent obligations and other related costs, net of estimated sublease rent, for the Everett, Washington exited facility, where we are under lease until June 2017. We will monitor the estimated liability for lease termination costs in subsequent periods and revise the liability, if necessary.
(2)	The adjustment to the lease termination costs liability during the fiscal year ended February 2, 2013 represents the outstanding deferred rent liability of $0.4 million associated with the Everett, Washington exited facility and a $0.5 million adjustment as a result of our revised estimate for lease termination costs.
(3)	The exit or disposal provisions related to the ecommerce fulfillment center and home office relocations at November 2, 2013 and February 2, 2013 are included in other liabilities and long-term debt and other liabilities on the condensed consolidated balance sheets.

11. Subsequent Event—On December 4, 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30 million of outstanding common stock through the fiscal year ending January 31, 2015. This stock repurchase program replaces our existing stock repurchase program that was authorized in December 2012, which had $12.5 million remaining of the authorized amount to repurchase shares under that program and was set to expire on February 1, 2014. Under the stock repurchase program, the Company could purchase shares of common stock through open market transactions at prices deemed appropriate by management including pursuant to share repurchase plans under SEC Rule 10b5-1. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

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

Results of Operations

The following table presents, for the periods indicated, selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0	62.7	65.0	65.0

Gross profit	37.0	37.3	35.0	35.0
Selling, general and administrative expenses	26.2	25.4	28.5	27.7

Operating profit	10.8	11.9	6.5	7.3
Interest and other income, net	(0.2)	0.0	0.0	0.3

Earnings before income taxes	10.6	11.9	6.5	7.6
Provision for income taxes	4.4	4.9	2.7	3.3

Net income	6.2%	7.0%	3.8%	4.3%

Three Months (13 weeks) Ended November 2, 2013 Compared With Three Months (13 weeks) Ended October 27, 2012

Net Sales

Net sales were $191.1 million for the three months ended November 2, 2013 compared to $180.0 million for the three months ended October 27, 2012, an increase of $11.1 million or 6.2%. The increase reflected the net addition of 55 stores (61 new stores offset by six store closures) subsequent to October 27, 2012 and a comparable store sales increase of 1.5% for the three months ended November 2, 2013, partially offset by the negative impact of the calendar shift, which moved a week of the back-to-school season into the second fiscal quarter of fiscal 2013 and out of the three months ended November 2, 2013 compared to the prior year quarter.

The 1.5% increase in comparable stores sales was a result of a 7.9% increase for our comparable ecommerce sales and a 0.7% increase for our comparable in-store sales. Total ecommerce sales represented 11.0% of sales for the three months ended November 2, 2013, compared to 10.7% of sales for the three months ended October 27, 2012. The increase in comparable store sales was primarily driven by an increase in comparable store transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable store sales increases in junior’s clothing, hardgoods and accessories were partially offset by comparable store sales decreases in boy’s clothing, men’s clothing and footwear. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $70.8 million for the three months ended November 2, 2013 compared to $67.1 million for the three months ended October 27, 2012, an increase of $3.7 million, or 5.5%. As a percent of net sales, gross profit decreased 30 basis points for the three months ended November 2, 2013 to 37.0%. The decrease was primarily driven by the deleveraging of our store occupancy costs and an increase in ecommerce related costs due to ecommerce sales increasing as a percent of total sales. This decrease was partially offset by an 80 basis points benefit due to prior year costs related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $50.1 million for the three months ended November 2, 2013 compared to $45.7 million for the three months ended October 27, 2012, an increase of $4.4 million, or 9.7%. SG&A expenses as a percent of net sales increased by 80 basis points for the three months ended November 2, 2013 to 26.2%. The increase was primarily driven by the deleveraging of our store operating expenses, an increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales and a 70 basis points impact of a litigation settlement charge of $1.3 million incurred in the three months ended November 2, 2013. These increases were partially offset by 60 basis points benefit of the charge related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, resulting from the change in our estimates of the total amount to be earned in the fiscal quarter ended February 2, 2013, and a decrease in corporate costs and incentive compensation.

Net Income

Net income for the three months ended November 2, 2013 was $11.9 million, or $0.39 per diluted share, compared with net income of $12.7 million, or $0.40 per diluted share, for the three months ended October 27, 2012. Our effective income tax rate for the three months ended November 2, 2013 was 41.5% compared to 40.9% for the three months ended October 27, 2012.

Nine Months (39 weeks) Ended November 2, 2013 Compared With Nine Months (39 weeks) Ended October 27, 2012

Net Sales

Net sales were $497.5 million for the nine months ended November 2, 2013 compared to $445.0 million for the nine months ended October 27, 2012, an increase of $52.5 million or 11.8%. The increase reflected the net addition of 55 stores (61 new stores offset by six store closures) subsequent to October 27, 2012, Blue Tomato sales during the nine months ended November 2, 2013 that were not comparable to the prior year and a comparable store sales increase of 0.7% for the nine months ended November 2, 2013.

The 0.7% increase in comparable stores sales was a result of a 11.9% increase for our comparable ecommerce sales, partially offset by a 0.4% decrease for our comparable in-store sales. Total ecommerce sales represented 10.5% of sales for the nine months ended November 2, 2013, compared to 8.7% of sales for the nine months ended October 27, 2012, increasing due to Blue Tomato ecommerce sales that were not comparable to the prior year and the growth in comparable ecommerce sales mentioned above. The increase in comparable store sales was primarily driven by an increase in dollars per transaction, partially offset by a decline in comparable store transactions. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable store sales increases in hardgoods and junior’s clothing were partially offset by comparable store sales decreases in men’s clothing, boy’s clothing, footwear and accessories. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $173.9 million for the nine months ended November 2, 2013 compared to $155.6 million for the nine months ended October 27, 2012, an increase of $18.3 million, or 11.7%. As a percent of net sales, gross profit was flat for the nine months ended November 2, 2013 at 35.0%. Gross profit as a percent of net sales was impacted by the deleveraging of our store occupancy costs and an increase in ecommerce related costs due to ecommerce sales increasing as a percent of total sales. This decrease was partially offset by a 40 basis points benefit due to prior year costs related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato and distribution efficiencies.

Selling, General and Administrative Expenses

SG&A expenses were $141.3 million for the nine months ended November 2, 2013 compared to $123.2 million for the nine months ended October 27, 2012, an increase of $18.1 million, or 14.8%. SG&A expenses as a percent of net sales increased by 80 basis points for the nine months ended November 2, 2013 to 28.5%. The increase was primarily driven by an increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales, the deleveraging of our store operating expenses and a 30 basis points impact of a litigation settlement charge of $1.3 million incurred in the nine months ended November 2, 2013. These increases were partially offset by 70 basis points benefit due to prior year costs related to transaction costs incurred in conjunction with our acquisition of Blue Tomato and exit costs and other charges related to the relocation of our home office. The decrease in SG&A expenses as a percent of net sales was also impacted by a decrease in incentive compensation.

Net Income

Net income for the nine months ended November 2, 2013 was $19.1 million, or $0.63 per diluted share, compared with net income of $19.3 million, or $0.61 per diluted share, for the nine months ended October 27, 2012. Our effective income tax rate for the nine months ended November 2, 2013 was 40.7% compared to 43.4% for the nine months ended October 27, 2012.

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

During fiscal 2013, we expect to spend approximately $36 million to $38 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 59 new stores we plan to open in fiscal 2013 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2013 will not be different from the number of stores we plan to open, or that actual fiscal 2013 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $6.5 million to $21.7 million for the nine months ended November 2, 2013 from $28.2 million for the nine months ended October 27, 2012. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $31.7 million for the nine months ended November 2, 2013, related to $27.2 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $4.5 million in net purchases of marketable securities. Net cash used in investing activities was $34.8 million for the nine months ended October 27, 2012, related to $69.7 million for the acquisition of Blue Tomato (net of cash acquired) and $34.0 million of capital expenditures primarily for new store openings and the construction of our new home office building in Lynnwood, Washington, partially offset by $69.0 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the nine months ended November 2, 2013 was $2.1 million, primarily related to $4.3 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.5 million. Net cash provided by financing activities for the nine months ended October 27, 2012 was $2.6 million related primarily to proceeds from stock-based compensation exercises and the related tax benefits.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at November 2, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million at November 2, 2013 and February 2, 2013. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, we have other debt, the proceeds of which are used to fund certain international operations. At November 2, 2013, the amount of borrowings under this debt was $2.0 million.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended November 2, 2013. The following table summarizes the total amount of future payments due under our contractual obligations at November 2, 2013 (in thousands):

	Total	Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Thereafter
Operating lease obligations (1)	$500,872	$17,950	$143,139	$129,915	$209,868
Purchase obligations (2)	124,707	124,707	—	—	—
Debt principal and interest (3)	2,137	89	711	528	809

Total (4)	$627,716	$142,746	$143,850	$130,443	$210,677

(1)	Amounts do not include percentage rent, real estate taxes, insurance or common area maintenance charges unless these costs are fixed and determinable.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include debt principal and scheduled interest payments.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of November 2, 2013) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At November 2, 2013, we estimated that we will be obligated for future incentive payments of 9.0 million Euros ($12.2 million). See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments.

Off-Balance Sheet Obligations

At November 2, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent (or “percentage rent”) based on sales of some of our stores, real estate taxes, insurance and common area maintenance charges, was $65.4 million and $56.9 million for the nine months ended November 2, 2013 and October 27, 2012. At November 2, 2013, we were committed to property owners for minimum operating leases obligations for $500.9 million. In addition, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance and common area maintenance charges. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at November 2, 2013. There were no outstanding borrowings under the secured revolving credit facility at November 2, 2013 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million at November 2, 2013 and February 2, 2013.

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

We have our excess cash primarily invested in state and local municipal securities, corporate debt securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At November 2, 2013, we had $90.8 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at November 2, 2013 has not significantly changed since February 2, 2013. Our market risk profile at February 2, 2013 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 2, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the thirteen weeks ended November 2, 2013, less than 1,000 shares were either forfeited or purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

As of November 2, 2013, the maximum dollar value of shares that may yet be repurchases under our current share repurchase program was $12.5 million. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase up to $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. On December 4, 2013, our Board of Directors superseded and replaced this program with a new $30 million share repurchase program that is expected to continue through fiscal 2014 that will end on January 31, 2015, unless the time period is extended or shortened by the Board of Directors.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2013 and October 27, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2013 and October 27, 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 2, 2013 and October 27, 2012; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2013 and October 27, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 11, 2013	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)