Form 10-K
period 2014-02-01
Zumiez Inc
filed 2014-03-18
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 1, 2014

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 2, 2013, was $631,553,372.

At March 7, 2014, there were 29,134,210 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 21, 2014, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2014 will be the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011. Fiscal 2009 was the 52-week period ended January 30, 2010. Fiscal 2008 was the 52-week period ended January 31, 2009.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. Zumiez Inc. was formed in August 1978 and is a Washington State corporation.

At February 1, 2014, we operated 551 stores; 511 in the United States (“U.S.”), 28 in Canada and 12 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

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

We believe that our customers desire authentic merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands, styles and categories of product. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of apparel, footwear, accessories and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our merchandise mix with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Over our 35-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We have:

•	increased our store count from 343 as of the end of fiscal 2008 to 551 as of the end of fiscal 2013, representing a compound annual growth rate of 9.9%;

•	increased net sales from $408.7 million in fiscal 2008 to $724.3 million in fiscal 2013, representing a compound annual growth rate of 12.1%;

•	increased ecommerce sales from 1.5% of net sales in fiscal 2008 to 12.3% in fiscal 2013, representing a compound annual growth rate of 70.8%;

•	been profitable in every fiscal year of our 35-year history.

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

Differentiated Merchandising Strategy. We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant action sports brands encompassing apparel, footwear, accessories and hardgoods. The breadth of merchandise offered at our stores exceeds that offered by many other action sports specialty stores and includes some brands and products that are available only at our stores within many malls or shopping areas. The action sports lifestyle includes activities that are popular at different times throughout the year, providing us the opportunity to shift our merchandise selection seasonally. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the action sports season dictates. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

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

Distinctive Customer Experience. We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. We believe that our distinctive store environment enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

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

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has appeal that provides store expansion opportunities throughout the U.S. and internationally. During the last three fiscal years, we have opened or acquired 163 new stores consisting of 59 stores in fiscal 2013, 59 stores in fiscal 2012 and 45 stores in fiscal 2011. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 55 new stores in fiscal 2014, including stores in our existing markets and in new markets domestically and internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Continuing to Generate Sales Growth through Improved Store Level Productivity and Continued Ecommerce Sales Growth. We seek to maximize our comparable store sales, including sales from our ecommerce businesses, and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We seek to continue to grow our ecommerce sales with a continued focus on enhancing and integrating the unique Zumiez and Blue Tomato brand experiences through this channel. In fiscal 2013, 2012 and 2011, ecommerce sales represented 12.3%, 11.2% and 7.3% of our total net sales.

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

Merchandising and Purchasing

Our goal is to be viewed by our customers as the definitive source of merchandise for the action sports lifestyle across all channels in which we operate. We believe that the breadth of merchandise that we offer, which includes apparel, footwear, accessories and hardgoods, exceeds that offered by many other action sports specialty stores at a single location, and makes us a single-stop purchase destination for our target customers.

We seek to identify action sports oriented fashion trends as they develop and to respond in a timely manner with a relevant product assortment. We strive to keep our merchandising mix fresh by continuously introducing new brands or styles in response to the evolving desires of our customers. We also take advantage of the change in action sports seasons during the year to maintain an updated product selection. Our merchandise mix may vary by region and country, reflecting the specific action sports preferences and seasons in each market.

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 7.6%, 9.0% and 6.3% of our net sales in fiscal 2013, 2012 and 2011. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2013, 2012 and 2011, our private label merchandise represented 17.7%, 16.9% and 17.7% of our net sales.

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions. We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management. We also coordinate inventory levels in connection with individual stores’ sales strength, our promotions and seasonality.

Our merchandising staff remains in tune with the action sports culture by participating in action sports, attending relevant events and concerts, watching action sports related programming and reading action sports publications and relevant social network channels. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors.

We source our private label merchandise from primarily foreign manufacturers around the world. We have cultivated our private label sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to source high-quality private label goods at favorable costs.

Stores

Store Locations. At February 1, 2014, we operated 551 stores in the following locations:

United States - 511 Stores
Alabama	1	Indiana	10	Nebraska	1	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	2
Arizona	13	Kansas	3	New Jersey	19	South Dakota	2
California	82	Kentucky	1	Nevada	8	Tennessee	6
Colorado	18	Louisiana	2	New Mexico	5	Texas	48
Connecticut	9	Maine	3	New York	32	Utah	14
Delaware	3	Maryland	10	North Carolina	8	Virginia	11
Florida	23	Massachusetts	11	Ohio	4	Washington	25
Georgia	7	Michigan	8	Oklahoma	6	West Virginia	2
Hawaii	5	Minnesota	11	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	19	Wyoming	2
Illinois	17	Montana	5

Canada - 28 Stores
Alberta	5	New Brunswick	1
British Columbia	8	Nova Scotia	1
Manitoba	1	Ontario	12

Europe - 12 Stores
Austria	5
Germany	7

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2013	59	0	6	551
2012	53	6	5	498
2011	45	0	1	444

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

At February 1, 2014, our stores averaged approximately 3,000 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2014, we plan on opening new stores with square footage similar to this average.

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

Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, the Zumiez Stash, which is our customer loyalty program, catalogs and various social network channels. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. Domestically, our distribution center is located in Corona, California. At this facility, merchandise is inspected, allocated to stores, ticketed when necessary and boxed for distribution to our stores. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise.

During fiscal 2012, we relocated our domestic ecommerce fulfillment center from Everett, Washington to Edwardsville, Kansas to provide the additional capacity needed to support the continued growth of our domestic ecommerce operations, while also increasing the speed at which we get product to our customers. Additionally, we utilize our domestic store network to provide fulfillment services for certain customer purchases.

Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe and we operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores.

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

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that our ability to compete favorably with many of our competitors is due to our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2013, approximately 58% of our net sales occurred in the third and fourth quarters combined, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At February 1, 2014, we employed approximately 1,800 full-time and approximately 3,800 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Financial Information about Segments

See Note 17, “Segment Reporting,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information regarding our segments, product categories and certain geographical information.

Available Information

Our principal website address is www.zumiez.com. We make available, free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://ir.zumiez.com. Information available on our website is not incorporated by reference in, and is not deemed a part of, this Form 10-K. The SEC maintains a website that contains electronic filings by Zumiez and other issuers at www.sec.gov. In addition, the public may read and copy any materials Zumiez files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We may, from time to time, acquire other retail stores or businesses, such as our acquisition of Blue Tomato, a leading European multi-channel retailer for board sports and related apparel and footwear, which was completed in fiscal 2012. We may experience difficulties in integrating any stores or businesses we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

In fiscal 2011, we opened our first store locations in Canada and we plan to continue to open new stores in Canada. During fiscal 2012, we acquired Blue Tomato, which operates primarily in the European market, and we plan to open new stores in Europe in the future. We may continue to expand internationally, either organically, or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market. As a result, operations in international markets may be less successful than our operations in the U.S. Additionally, consumers in international markets may not be familiar with our brands, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

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

Increases in the cost of cotton, other raw materials, foreign labor costs and transportation costs used in the production of our merchandise can result in higher costs in the price we pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our gross profit and results of operations could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of cotton or other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

Most of our merchandise is produced by foreign manufacturers; therefore, the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

Required disclosures regarding conflict minerals could have a negative impact on our results of operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts, with initial disclosure requirements effective in May 2014. There may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our private label merchandise, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all conflict minerals used in our private label merchandise, or if we are unable to certify that our products are “conflict free.”

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

Our business could suffer with the closure or disruption of our home office or our distribution or ecommerce fulfillment centers.

Domestically, we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores and we primarily rely on a single ecommerce fulfillment center located in Edwardsville, Kansas to ship merchandise purchased on the www.zumiez.com website. Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that support our Blue Tomato ecommerce and store operations in Europe and we operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. Additionally, we are headquartered in Lynnwood, Washington. As a result, a natural disaster or other catastrophic event that affects one of the regions where we operate these centers could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We are required to make substantial rental payments under our operating leases and any failure to make these lease payments when due could have a material adverse effect on our business and growth plans.

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $53.4 million, $50.0 million and $44.1 million for fiscal 2013, 2012 and 2011. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $32.0 million, $28.0 million and $24.7 million for fiscal 2013, 2012 and 2011.

At February 1, 2014, we were committed to property owners for minimum lease payments of $353.8 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 1, 2014. There were no outstanding borrowings under the secured revolving credit facility at February 1, 2014 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million and $0.2 million at February 1, 2014 and February 2, 2013.

A breach of any of these restrictive covenants or our inability to comply with the required financial tests and ratios could result in a default under the credit agreement. If a default occurs, the lender may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness. As a result, any breach of these covenants or failure to comply with these tests and ratios could have a material adverse effect on us. There can be no assurance that we will not breach the covenants or fail to comply with the tests and ratios in our credit agreement or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

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

The effects of war or acts of terrorism, or other types of mall violence, could adversely affect our business.

Most of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, or other types of mall violence, such as shootings in malls, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

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

Our business could be adversely affected by increased labor costs, including costs related to an increase in the minimum wage and new health care laws.

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal 2014 and fiscal 2015. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. While the majority of these costs will begin in fiscal 2014 and fiscal 2015, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At February 1, 2014, we had $98.0 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

A decline in the market price of our stock and/or our performance may trigger an impairment of the goodwill and other indefinite-lived intangible assets recorded on the consolidated balance sheets.

Goodwill and other indefinite-lived intangible assets are required to be tested for impairment at least annually or more frequently if management believes indicators of impairment exist. Any reduction in the carrying value of our goodwill or other indefinite-lived intangible assets as a result of our impairment analysis could result in a non-cash impairment charge, which could have a significant impact on our results of operations.

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

All of our stores are occupied under operating leases and encompassed approximately 1,620,000 total square feet at February 1, 2014.

We own approximately 356,000 square feet of developable land in Lynnwood, Washington, and completed construction of a 63,071 square foot global home office in fiscal 2012. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office. This lease is set to expire in 2017.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center. We lease 123,761 square feet of a facility in Edwardsville, Kansas that serves as our zumiez.com ecommerce fulfillment center. This lease is set to expire in 2022.

We lease a 80,234 square feet combined distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. This lease is set to expire in 2019. We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada. This lease is set to expire in 2018.

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

See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for additional information related to legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 1, 2014, there were 29,619,305 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2013	High	Low
First Fiscal Quarter (February 3, 2013—May 4, 2013)	$30.32	$20.47
Second Fiscal Quarter (May 5, 2013—August 3, 2013)	$33.50	$26.67
Third Fiscal Quarter (August 4, 2013—November 2, 2013)	$30.18	$23.93
Fourth Fiscal Quarter (November 3, 2013—February 1, 2014)	$30.90	$21.01

Fiscal 2012	High	Low
First Fiscal Quarter (January 29, 2012—April 28, 2012)	$38.79	$27.66
Second Fiscal Quarter (April 29, 2012—July 28, 2012)	$41.96	$31.65
Third Fiscal Quarter (July 29, 2012—October 27, 2012)	$38.57	$24.60
Fourth Fiscal Quarter (October 28, 2012—February 2, 2013)	$26.94	$17.93

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez Inc., the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 31, 2009 and ending on February 1, 2014. The comparison assumes $100 was invested on January 31, 2009 in each Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14
Zumiez Inc.	100.00	178.04	312.03	396.22	295.24	300.98
NASDAQ Composite	100.00	145.73	185.35	196.13	222.33	296.73
NASDAQ Retail Trade	100.00	176.03	231.96	262.10	333.70	401.19

Holders of the Company’s Capital Stock

We had 345 shareholders of record as of February 28, 2014.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the thirteen weeks ended February 1, 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
November 3, 2013—November 30, 2013	—	$—	—	$12,475
December 1, 2013—January 4, 2014	103	24.24	103	27,510
January 5, 2014—February 1, 2014	572	22.50	572	14,642

Total	675		675

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase up to $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. On December 4, 2013, our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 31, 2015, unless the time period is extended or shortened by the Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2013 (1)	Fiscal 2012 (2)	Fiscal 2011	Fiscal 2010 (3)	Fiscal 2009 (4)
Statement of Operations Data (in thousands, except per share data):
Net sales	$724,337	$669,393	$555,874	$478,849	$407,603
Cost of goods sold	462,577	428,109	354,198	311,028	274,396

Gross profit	261,760	241,284	201,676	167,821	133,207
Selling, general and administrative expenses	188,918	172,742	141,444	130,454	120,472

Operating profit	72,842	68,542	60,232	37,367	12,735
Interest income, net	711	1,410	1,836	1,496	1,176
Other (expense) income, net	(1,589)	327	(379)	(8)	96

Earnings before income taxes	71,964	70,279	61,689	38,855	14,007
Provision for income taxes	26,016	28,115	24,338	14,652	4,876

Net income	$45,948	$42,164	$37,351	$24,203	$9,131

Earnings per share:
Basic	$1.54	$1.37	$1.22	$0.81	$0.31

Diluted	$1.52	$1.35	$1.20	$0.79	$0.30

Weighted average shares outstanding:
Basic	29,810	30,742	30,527	29,971	29,499
Diluted	30,206	31,273	31,119	30,794	30,133

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$117,155	$103,172	$172,798	$128,801	$108,051
Working capital (5)	168,472	146,115	197,927	155,400	133,927
Total assets	443,403	409,098	362,157	301,631	260,265
Total long-term liabilities	46,375	48,478	34,304	29,435	27,802
Total shareholders’ equity	335,654	303,421	272,277	226,735	192,676

Other Financial Data (in thousands, except gross margin and operating margin):
Gross margin (6)	36.1%	36.0%	36.3%	35.0%	32.7%
Operating margin (7)	10.1%	10.2%	10.8%	7.8%	3.1%
Capital expenditures	$35,969	$41,070	$25,508	$29,124	$16,004
Depreciation, amortization and accretion	$26,596	$22,957	$19,744	$17,923	$22,092

Store Data:
Number of stores open at end of period	551	498	444	400	377
Comparable store sales (decrease) increase (8)	(0.3%)	5.0%	8.7%	11.9%	(10.0%)
Net sales per store (9) (in thousands)	$1,196	$1,240	$1,210	$1,162	$1,081
Total store square footage (10) (in thousands)	1,624	1,480	1,308	1,174	1,107
Average square footage per store (11)	2,947	2,961	2,945	2,935	2,937
Net sales per square foot (12)	$405	$421	$411	$396	$367

(1)	Included in the results for fiscal 2013 are the following charges: a) a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis, b) a benefit of $2.6 million for the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, c) an expense of $2.3 million for the amortization of intangible assets and d) an expense of $1.3 million for a litigation settlement.

(2)	Fiscal 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. In fiscal 2012, we acquired Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Additionally, included in the results for fiscal 2012 are the following charges: a) an expense of $2.3 million associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, b) an expense of $2.2 million related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato, c) an expense of $2.1 million associated with the relocation of our ecommerce fulfillment center and home office, d) an expense of $1.9 million in transaction costs incurred in conjunction with our acquisition of Blue Tomato and e) an expense of $1.3 million for the amortization of intangible assets.

(3)	Included in the results of fiscal 2010 are the following charges: a) an expense of $2.4 million associated with the relocation of our distribution center and b) an expense of $2.1 million for a litigation settlement. Additionally, we changed our estimate of the useful lives of our leasehold improvements and the effect of this change reduced depreciation expense by $4.2 million.

(4)	Included in the results of fiscal 2009 are the following charges: a) an expense of $2.5 million due to the impairment of the assets of 21 stores and b) an expense of $1.4 million for a litigation settlement.

(5)	Working capital is defined as current assets minus current liabilities.

(6)	Gross margin represents gross profit divided by net sales.

(7)	Operating margin represents operating profit divided by net sales.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable store sales.

(9)	Net sales per store represents net sales, excluding ecommerce sales, for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(10)	Total store square footage includes retail selling, storage and back office space at the end of the fiscal year.

(11)	Average square footage per store is calculated based on the total store square footage at the end of the fiscal year, including retail selling, storage and back office space, of all stores open at the end of the fiscal year.

(12)	Net sales per square foot represents net sales, excluding ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2013—A Review of This Past Year

In fiscal 2013, teen retail in general experienced a challenging sales environment, with many mall based teen retailers seeing significant sales declines. Zumiez was not immune to the declines in traffic; however, with our distinctive brand offering and diverse product selection, as well as the unique customer experience our sales associates provide, our sales results held strong relative to the teen retail sector, with comparable stores sales down slightly while product margins remained essentially flat. At the beginning of fiscal 2013, we anticipated the upcoming year would be more challenging; however, we made a decision to continue making strategic investments that we believe will reap long-term benefits.

Our primary focus in fiscal 2013 was continued investments domestically and internationally in technology and people aimed at enhancing the consumer experience across all channels our customer engages with us and to build out our infrastructure in Europe where we are in the early stages of growth after the acquisition of Blue Tomato in fiscal 2012. In North America we opened 53 stores (44 in the U.S. and nine in Canada), we upgraded the zumiez.com ecommerce platform and made progress across our omni-channel initiatives, including expanding access to our inventory in all channels. In Europe we opened six stores during fiscal 2013, doubling our store count to 12 stores at the end of fiscal 2013, and we launched blue-tomato.com on a new ecommerce platform during the year.

The following table shows net sales, operating profit and margin and diluted earnings per share growth for fiscal 2013 compared to fiscal 2012. The fiscal 2013 results include a $2.7 million benefit for the correction of an prior year error related to our calculation to account for rent expense on a straight-line basis and a $1.3 million expense for a litigation settlement. Charges in fiscal 2013 associated with the acquisition of Blue Tomato netted to a benefit of $0.1 million primarily related to a $2.6 million benefit for the reversal of the previously recorded expense associated with future incentive payments related to the transaction, offset by $2.3 million for the amortization of intangible assets. The fiscal 2012 results include $7.3 million in costs associated with the acquisition of Blue Tomato, including one-time acquisition costs, amortization of intangible assets and the costs associated with the future incentive payments related to the transaction, as well as $2.1 million in charges for the relocation of our home office and ecommerce fulfillment center.

	Fiscal 2013 (1)	Fiscal 2012 (1)	% Change
Net sales (in thousands)	$724,337	$669,393	8%
Operating profit (in thousands)	$72,842	$68,542	6%
Operating margin	10.1%	10.2%
Diluted earnings per share	$1.52	$1.35	13%

(1)	Fiscal 2013 consisted of 52 weeks versus 53 weeks in fiscal 2012.

The increase in net sales was primarily driven by the net addition of 53 stores (59 new stores offset by six store closures), partially offset by the impact of one less week of sales and a 0.3% decrease in comparable store sales. The decrease in comparable stores sales was primarily driven by a decrease in transactions, partially offset by an increase in dollars per transaction. Dollars per transaction increased primarily due to an increase in units per transaction, partially offset by a decline in average unit retail. Operating margin was down slightly in fiscal 2013 compared to fiscal 2012 as a result of deleveraging the cost structure on a comparable store sales decline, including the impact of investments made in the year, and the impact of the other charges discussed above.

The results for fiscal 2013 were below our expectations and our historical growth performance; however, when viewed against the teen landscape, we are encouraged that we were able to hold comparable store sales close to flat while maintaining strong product margins. While we cannot project when the current traffic headwinds will end, we believe that our proven product strategies and differentiating shopping experience, along with the enhancements we continue to make, will result in long-term earnings growth.

Fiscal 2014—A Look At the Upcoming Year

We enter fiscal 2014 with many of the same challenges we faced throughout fiscal 2013. The teen retail sector is in the midst of a down cycle which appears to be driven by a combination of factors. With limited visibility into when these headwinds will subside, we are being cautious with our outlook for the year. Fiscal 2013 was a heavy investment year relative to our top line growth. In fiscal 2014, we do not anticipate the same rate of growth for our cost structure; however, we do plan to fund the growth and strategic initiatives that support our long-term vision. This could put pressure on our earnings in the short-term, but we believe will reap long-term benefits.

Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on our growth initiatives while managing our cost structure. Our primary growth vehicles in both our domestic and international markets are:

1.	Initiatives that drive comparable store sales gains;
2.	Opening high return new stores;
3.	Ecommerce penetration; and
4.	Omni-channel initiatives.

In fiscal 2014, we expect total sales to increase driven by the opening of approximately 55 new stores, including approximately five stores in Europe. We will make further investments in people and infrastructure in fiscal 2014, building on the progress we have made through fiscal 2013, primarily focused on the development of our omni-channel sales strategies and our international growth. We anticipate inventory levels per square foot to be flat or grow slightly. We expect our cash, short-term investments and working capital to increase, and do not anticipate any new borrowings during the year.

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue. Net sales include our in-store sales and our ecommerce sales. Net sales are allocated between in-store and ecommerce based on the location where the sale is fulfilled, which does not always represent where the customer originated the sale. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable store sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business. We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our in-store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Therefore, our comparable store sales also include our ecommerce sales. Changes in our comparable store sales between two periods are based on net sales of in-store or ecommerce businesses which were in operation during both of the two periods being compared and, if an in-store or ecommerce business is included in the calculation of comparable store sales for only a portion of one of the two periods being compared, then that in-store or ecommerce business is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable store sales after the first anniversary of the acquisition date. As such, Blue Tomato results are included in the calculation of comparable store sales beginning in July 2013. Current year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.9%	64.0%	63.7%

Gross profit	36.1%	36.0%	36.3%
Selling, general and administrative expenses	26.0%	25.8%	25.5%

Operating profit	10.1%	10.2%	10.8%
Interest and other (expenses)/income, net	(0.2%)	0.3%	0.3%

Earnings before income taxes	9.9%	10.5%	11.1%
Provision for income taxes	3.6%	4.2%	4.4%

Net income	6.3%	6.3%	6.7%

Fiscal 2013 Results Compared With Fiscal 2012

Net Sales

Fiscal 2013 had 52 weeks versus 53 weeks in fiscal 2012. Net sales numbers for fiscal 2012 include an additional week and fiscal 2013 comparable stores sales are compared to the comparable store sales for the 52 weeks ended February 2, 2013. Net sales were $724.3 million for fiscal 2013 compared to $669.4 million for fiscal 2012, an increase of $54.9 million or 8.2%. The increase reflected the net addition of 53 stores (59 new stores offset by six store closures) and Blue Tomato sales during fiscal 2013 that were not comparable to the prior year, partially offset by the impact of the 53rd week included in fiscal 2012 results and a comparable store sales decrease of 0.3% for fiscal 2013.

The 0.3% decrease in comparable store sales was a result of a 1.0% decrease for our comparable in-store sales, partially offset by a 5.4% increase for our comparable ecommerce sales. Total ecommerce sales represented 12.3% of sales for fiscal 2013, compared to 11.2% of sales for fiscal 2012, increasing due to Blue Tomato ecommerce sales that were not comparable to the prior year and the growth in comparable ecommerce sales mentioned above. The decrease in comparable stores sales was primarily driven by a decline in comparable store transactions, partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable store sales decreases in men’s apparel, footwear and boy’s apparel were partially offset by comparable store sales increases in junior’s apparel, hardgoods and accessories. For information as to how we define comparable store sales, see “General” above.

Gross Profit

Gross profit was $261.8 million for fiscal 2013 compared to $241.3 million for fiscal 2012, an increase of $20.5 million, or 8.5%. As a percentage of net sales, gross profit increased 10 basis points in fiscal 2013 to 36.1%. The increase was primarily driven by a 40 basis points benefit due to prior year costs related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato and a 40 basis points impact of the correction of an error related to our calculation to account for rent expense on a straight-line basis. These increases were partially offset by a 50 basis points impact due to the deleveraging of our store occupancy costs and a 50 basis points impact of the increase in ecommerce related costs due to ecommerce sales increasing as a percent of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $188.9 million for fiscal 2013 compared to $172.7 million for fiscal 2012, an increase of $16.2 million, or 9.4%. SG&A expenses as a percent of net sales increased by 20 basis points in fiscal 2013 to 26.0%. The increase was primarily driven by a 60 basis points impact of the increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales, a 40 basis points impact due to the deleveraging of our store operating expenses, a 20 basis points impact due to the deleveraging of our corporate costs and a 20 basis points impact of a litigation settlement charge incurred in fiscal 2013. These increases were partially offset by a 70 basis points impact of the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 30 basis points benefit due to prior year costs related to transaction costs incurred in conjunction with our acquisition of Blue Tomato and a 20 basis point impact due to a decrease in incentive compensation.

Net Income

Net income for fiscal 2013 was $45.9 million, or $1.52 per diluted share, compared with net income of $42.2 million, or $1.35 per diluted share, for fiscal 2012. Our effective income tax rate for fiscal 2013 was 36.1% compared to 40.0% for fiscal 2012. The decrease in the effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily due to the impact of non-taxable acquisition related expenses incurred in fiscal 2012, the release of valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries and a reduction of state and local income taxes.

Fiscal 2012 Results Compared With Fiscal 2011

Net Sales

Fiscal 2012 had 53 weeks versus 52 weeks in fiscal 2011. Net sales for the year include an additional week and fiscal 2012 comparable stores sales are compared to the comparable store sales for the 53 weeks ended February 4, 2012. Net sales were $669.4 million for fiscal 2012 compared to $555.9 million for fiscal 2011, an increase of $113.5 million or 20.4%. The increase reflected a comparable store sales increase of 5.0% for fiscal 2012 as well as the net addition of 54 stores (59 new or acquired stores offset by five store closures), which includes the acquisition of Blue Tomato during the second quarter of fiscal 2012. Included in the results for fiscal 2012 were $28.3 million in net sales of Blue Tomato.

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

Selling, General and Administrative Expenses

SG&A expenses were $172.7 million for fiscal 2012 compared to $141.4 million for fiscal 2011, an increase of $31.3 million, or 22.1%. SG&A expenses as a percent of net sales increased by 30 basis points in fiscal 2012 to 25.8%. The increase was primarily due to a 60 basis points increase in ecommerce corporate costs due to the growth in our ecommerce business, a 30 basis points impact of a $2.3 million charge incurred during fiscal 2012 related to the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 30 basis points impact of the $1.9 million in transaction costs incurred during fiscal 2012 in conjunction with our acquisition of Blue Tomato and a 20 basis points impact of $1.3 million in amortization of intangible assets acquired as part of our Blue Tomato acquisition. These increases were partially offset by 90 basis points in store operating efficiencies and a 30 basis points decrease in incentive compensation.

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

The following table sets forth selected unaudited quarterly consolidated statements of income data. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and includes all adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any fiscal quarter are not indicative of the operating results for a full fiscal year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future.

	Fiscal 2013 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
	(in thousands, except stores and per share data)
Net sales	$148,496	$157,858	$191,145	$226,838
Gross profit	$47,972	$55,120	$70,789	$87,879
Operating profit	$4,029	$7,835	$20,678	$40,300
Net income	$2,498	$4,739	$11,860	$26,851
Basic earnings per share	$0.08	$0.16	$0.40	$0.90
Diluted earnings per share	$0.08	$0.16	$0.39	$0.89
Number of stores open at the end of the period	503	529	548	551
Comparable store sales (decrease) increase	(0.7%)	0.9%	1.5%	(2.2%)

	Fiscal 2012 (3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$129,899	$135,066	$180,023	$224,405
Gross profit	$42,101	$46,425	$67,075	$85,683
Operating profit	$7,262	$3,778	$21,401	$36,101
Net income	$4,527	$2,086	$12,667	$22,884
Basic earnings per share	$0.15	$0.07	$0.41	$0.75
Diluted earnings per share	$0.14	$0.07	$0.40	$0.74
Number of stores open at the end of the period	455	477	493	498
Comparable store sales increase (decrease)	12.9%	9.5%	3.7%	(1.0%)

(1)	All quarters in fiscal 2013 are 13 week periods ended May 4, 2013, August 3, 2013, November 2, 2013 and February 1, 2014.
(2)	Included in the results for the fourth quarter of fiscal 2013 are the following: a) a benefit of $5.8 million, of which $2.6 million related to prior fiscal years, for the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and b) a benefit of $3.3 million, of which $2.7 million related to prior fiscal years, representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.
(3)	The quarters in fiscal 2012 are 13 week periods ended April 28, 2012, July 28, 2012 and October 27, 2012 and a 14 week period ended February 2, 2013.

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

At February 1, 2014 and February 2, 2013, cash, cash equivalents and current marketable securities were $117.2 million and $103.2 million. Working capital, the excess of current assets over current liabilities, was $168.5 million at the end of fiscal 2013, an increase of 15.3% from $146.1 million at the end of fiscal 2012. The increase in cash, cash equivalents and current marketable securities and working capital in fiscal 2013 were due primarily to cash provided by operating activities of $66.9 million, partially offset by capital expenditures of $36.0 million due primarily to the opening of 59 new stores in fiscal 2013 and the $17.6 million repurchase of common stock.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total cash provided by (used in)
Operating activities	$66,894	$66,225	$68,065
Investing activities	(49,619)	(41,079)	(68,074)
Financing activities	(15,233)	(22,519)	3,415
Effect of exchange rate changes on cash and cash equivalents	13	173	16

Increase in cash and cash equivalents	$2,055	$2,800	$3,422

Operating Activities

Net cash provided by operating activities increased by $0.7 million in fiscal 2013 to $66.9 million from $66.2 million in fiscal 2012. Net cash provided by operating activities decreased by $1.9 million in fiscal 2012 to $66.2 million from $68.1 million in fiscal 2011. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, excess tax benefit from stock-based compensation and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $49.6 million in fiscal 2013 related to $36.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $13.6 million in net purchases of marketable securities. Net cash used in investing activities was $41.1 million in fiscal 2012 primarily related to $69.7 million cash paid (net of cash acquired) for the acquisition of Blue Tomato and $41.1 million of capital expenditures primarily for new store openings, existing store remodels or relocations and the construction of our new home office building in Lynnwood, Washington, partially offset by $70.7 million in net sales of marketable securities. Net cash used in investing activities was $68.1 million in fiscal 2011 related to net purchases of marketable securities of $42.6 million and capital expenditures of $25.5 million for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities in fiscal 2013 was $15.2 million, primarily related to $17.6 million cash paid for repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.6 million. Net cash used in financing activities in fiscal 2012 was $22.5 million, primarily related to $25.2 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $3.0 million. Net cash provided by financing activities in fiscal 2011 was $3.4 million related to proceeds from stock-based compensation exercises and related tax benefits.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash, cash equivalents and current marketable securities. We expect these sources of liquidity and available borrowings under our revolving credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no outstanding borrowings under the secured revolving credit facility at February 1, 2014 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at February 1, 2014 and $0.2 million at February 2, 2013. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, we have revolving lines of credit of up to 9.0 million Euro and other long-term debt, the proceeds of which are used to fund certain international operations. There were no outstanding borrowings under these revolving lines of credit at February 1, 2014 and February 2, 2013. The amount of borrowings under the other long-term debt was $1.9 million and $2.3 million at February 1, 2014 and February 2, 2013.

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

During fiscal 2013, we spent $36.0 million on capital expenditures, which consisted of $30.2 million of costs related to investment in 59 new stores and 13 remodeled or relocated stores, $3.1 million associated with improvements to our websites and $2.7 million in other improvements.

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

In fiscal 2014, we expect to spend approximately $37 million to $39 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 55 new stores we plan to open in fiscal 2014 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2014 will not be different from the number of stores we plan to open, or that actual fiscal 2014 capital expenditures will not differ from this expected amount.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Our inventory loss reserve represents anticipated physical inventory losses (“shrinkage reserve”) that have occurred since the last physical inventory.

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

A 10% decrease in ultimate sales price at February 1, 2014 would have decreased net income by $0.1 million in fiscal 2013.

A 10% increase in actual physical inventory shrinkage reserved at February 1, 2014 would have decreased net income by $0.2 million in fiscal 2013.

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

Although management believes that the current useful life estimates assigned to our fixed assets are reasonable, factors could cause us to change our estimates, thus affecting the future calculation of depreciation.

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

A 10% increase in our sales return reserve at February 1, 2014 would have decreased net income by $0.1 million in fiscal 2013.

A 10% increase in our unredeemed gift card breakage life at February 1, 2014 would have decreased net income by $0.4 million in fiscal 2013.

Stock-Based Compensation

We grant restricted stock and non-qualified stock options to employees and non-employee directors.

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

We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized.

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

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation and our particular facts and circumstances.

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

Accounting for Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency in the Notes to the Consolidated Financial Statements.	Significant judgment is required in evaluating our claims and contingencies, including determining the probability that a liability has been incurred and whether such liability is reasonably estimable. The estimated accruals for claims and contingencies are made based on the best information available, which can be highly subjective.	Although management believes that the contingency related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period. Additionally, actual results could differ and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
Goodwill and Other Indefinite-lived Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or as indicators of impairment are present.

We have an option to first assess qualitative factors for our goodwill impairment analysis to determine whether it is necessary to perform the quantitative test based on whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we choose not to perform the qualitative test, or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test.

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

	Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and estimating the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows and other inputs. These calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe based on our assessment discussed above our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Future Incentive Payments

In conjunction with our acquisition of Blue Tomato in fiscal 2012, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of February 1, 2014) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.1 million) is payable in cash, while 5.0 million Euros ($6.8 million) is payable in shares of our common stock. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.	Our future incentive payments calculation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future Blue Tomato performance, including forecasting future sales, gross profit, operating expenses, number of new stores and capital expenditures.	At February 1, 2014, we estimated that we will not be obligated for future incentive payments. Although management believes that the judgments and estimates related to the future incentive payments are reasonable, actual results could differ and we may be required to recognize additional expense related to the future incentive payments.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2013. The following table summarizes the total amount of future payments due under our contractual obligations at February 1, 2014 (in thousands):

	Total	Fiscal 2014	Fiscal 2015 and Fiscal 2016	Fiscal 2017 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$353,815	$53,295	$102,308	$83,231	$114,981
Purchase obligations (2)	132,587	132,587	—	—	—
Long-term debt obligations (3)	2,048	355	636	496	561

Total (4)	$488,450	$186,237	$102,944	$83,727	$115,542

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include long-term debt principal and scheduled interest payments.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of February 1, 2014) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At February 1, 2014, we estimated that we will not be obligated for future incentive payments. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.3 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At February 1, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2013, our net income would have decreased by $0.1 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term marketable securities balances and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility with Wells Fargo Bank, N.A. To the extent we borrow under this revolving credit facility, which bears interest at the Daily Three Month LIBOR rate plus 1.00%, we are exposed to market risk related to changes in interest rates. At February 1, 2014, we had no outstanding borrowings under this secured revolving credit facility. Additionally, we have revolving lines of credit of up to 9.0 million Euro and other long-term debt, the proceeds of which are used to fund certain international operations. There were no outstanding borrowings under these revolving lines of credit at February 1, 2014. The amount of borrowings under the other long-term debt was $1.9 million at February 1, 2014.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 1, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of February 1, 2014 and February 2, 2013, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014, and our report dated March 18, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 18, 2014

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2014 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 1, 2014 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2013 and 2012” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All financial statement schedules are omitted because the required information is presented either in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits included or incorporated herein:

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2014 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 18, 2014

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1, 2014	February 2, 2013
Assets
Current assets
Cash and cash equivalents	$19,634	$17,579
Marketable securities	97,521	85,593
Receivables	10,294	9,467
Inventories	87,182	77,598
Prepaid expenses and other	10,021	9,192
Deferred tax assets	5,194	3,885

Total current assets	229,846	203,314
Fixed assets, net	127,343	115,474
Goodwill	64,195	64,576
Intangible assets, net	17,970	20,480
Long-term other assets	4,049	5,254

Total long-term assets	213,557	205,784
Total assets	$443,403	$409,098

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$18,343	$16,052
Accrued payroll and payroll taxes	10,581	11,057
Income taxes payable	4,696	6,957
Deferred rent and tenant allowances	6,478	4,901
Other liabilities	21,276	18,232

Total current liabilities	61,374	57,199
Long-term deferred rent and tenant allowances	37,658	36,928
Long-term deferred tax liabilities	4,649	5,544
Long-term debt and other liabilities	4,068	6,006

Total long-term liabilities	46,375	48,478

Total liabilities	107,749	105,677

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,619 shares issued and outstanding at February 1, 2014 and 30,114 shares issued and outstanding at February 2, 2013	114,983	108,360
Accumulated other comprehensive income	4,710	6,010
Retained earnings	215,961	189,051

Total shareholders’ equity	335,654	303,421

Total liabilities and shareholders’ equity	$443,403	$409,098

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$724,337	$669,393	$555,874
Cost of goods sold	462,577	428,109	354,198

Gross profit	261,760	241,284	201,676
Selling, general and administrative expenses	188,918	172,742	141,444

Operating profit	72,842	68,542	60,232
Interest income, net	711	1,410	1,836
Other (expense) income, net	(1,589)	327	(379)

Earnings before income taxes	71,964	70,279	61,689
Provision for income taxes	26,016	28,115	24,338

Net income	$45,948	$42,164	$37,351

Basic earnings per share	$1.54	$1.37	$1.22

Diluted earnings per share	$1.52	$1.35	$1.20

Weighted average shares used in computation of earnings per share:
Basic	29,810	30,742	30,527
Diluted	30,206	31,273	31,119

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$45,948	$42,164	$37,351
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(1,231)	6,040	(19)
Net change in unrealized gain/loss on available-for-sale investments	(69)	(165)	171

Other comprehensive (loss) income, net	(1,300)	5,875	152

Comprehensive income	$44,648	$48,039	$37,503

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at January 29, 2011	30,835	$91,373	$(17)	$135,379	$226,735

Net income	—	—	—	37,351	37,351
Other comprehensive income, net	—	—	152	—	152
Issuance and exercise of stock-based compensation, including tax benefit of $1,826	335	2,736	—	—	2,736
Stock-based compensation expense	—	5,303	—	—	5,303

Balance at January 28, 2012	31,170	99,412	135	172,730	272,277

Net income	—	—	—	42,164	42,164
Other comprehensive income, net	—	—	5,875	—	5,875
Issuance and exercise of stock-based compensation, including tax benefit of $2,094	209	2,952	—	—	2,952
Stock-based compensation expense	—	5,996	—	—	5,996
Repurchase of common stock	(1,265)	—	—	(25,843)	(25,843)

Balance at February 2, 2013	30,114	108,360	6,010	189,051	303,421

Net income	—	—	—	45,948	45,948
Other comprehensive loss, net	—	—	(1,300)	—	(1,300)
Issuance and exercise of stock-based compensation, including tax benefit of $1,232	344	2,529	—	—	2,529
Stock-based compensation expense	—	4,094	—	—	4,094
Repurchase of common stock	(839)	—	—	(19,038)	(19,038)

Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$45,948	$42,164	$37,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	26,596	22,957	19,744
Deferred taxes	(978)	(1,630)	3,441
Stock-based compensation expense	4,094	5,996	5,303
Excess tax benefit from stock-based compensation	(1,232)	(2,094)	(1,826)
Lease termination costs	405	1,397	—
Other	1,842	389	608
Changes in operating assets and liabilities:
Receivables	(739)	(2,568)	(671)
Inventories	(9,968)	(2,987)	(8,833)
Prepaid expenses and other	(1,789)	(1,125)	(607)
Trade accounts payable	1,714	(5,626)	4,295
Accrued payroll and payroll taxes	(426)	1,207	1,485
Income taxes payable	(1,484)	1,843	2,868
Deferred rent and tenant allowances	2,367	5,469	5,334
Other liabilities	544	833	(427)

Net cash provided by operating activities	66,894	66,225	68,065

Cash flows from investing activities:
Additions to fixed assets	(35,969)	(41,070)	(25,508)
Acquisitions, net of cash acquired	—	(70,711)	—
Purchases of marketable securities and other investments	(124,129)	(121,003)	(194,531)
Sales and maturities of marketable securities and other investments	110,479	191,705	151,965

Net cash used in investing activities	(49,619)	(41,079)	(68,074)

Cash flows from financing activities:
Proceeds from long-term debt and revolving credit facilities	4,182	—	—
Payments on long-term debt and revolving credit facilities	(4,488)	(258)	—
Repurchase of common stock	(17,556)	(25,213)	—
Proceeds from exercise of stock-based compensation, net of withholding tax payments	1,397	858	1,589
Excess tax benefit from stock-based compensation	1,232	2,094	1,826

Net cash (used in) provided by financing activities	(15,233)	(22,519)	3,415

Effect of exchange rate changes on cash and cash equivalents	13	173	16
Net increase in cash and cash equivalents	2,055	2,800	3,422
Cash and cash equivalents, beginning of period	17,579	14,779	11,357

Cash and cash equivalents, end of period	$19,634	$17,579	$14,779

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$28,105	$27,840	$18,014
Accrual for purchases of fixed assets	1,491	1,942	3,083
Accrual for repurchase of common stock	2,112	630	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross (“BMX”) for young men and women. At February 1, 2014, we operated 551 stores; 511 in the United States (“U.S.”), 28 in Canada and 12 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal years ended February 1, 2014 and January 28, 2012 were 52-week periods. The fiscal year ended February 2, 2013 was a 53-week period.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Correction of an Error—Included in cost of goods sold for the fiscal year ended February 1, 2014 was a $2.7 million benefit representing the correction of an error in prior periods related to our calculation to account for rent expense on a straight-line basis. The correction was not material to any previously reported financial period or to the fiscal year ended February 1, 2014.

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

Fair Value of Financial Instruments—We disclose the estimated fair value of our financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Our financial instruments, other than those presented in Note 11, “Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities. The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments.

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

Marketable Securities—Our marketable securities primarily consist of state and local municipal securities and variable-rate demand notes. Variable-rate demand notes are considered highly liquid. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate information about the underlying investment that is publicly available such as analyst reports, applicable industry data and other pertinent information and assess our intent and ability to hold the security. For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not we will be required to sell the security before recovery. The investment would be written down to its fair value at the time the impairment is deemed to have occurred and a new cost basis is established. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Inventories—Merchandise inventories are valued at the lower of cost or fair market value. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. We have reserved for inventory at February 1, 2014 and February 2, 2013 in the amounts of $2.9 million and $3.3 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

Fixed Assets—Fixed assets primarily consist of leasehold improvements, fixtures, land, buildings, computer equipment, software and store equipment. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of fixed assets are as follows:

Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures	3 to 7 years
Computer equipment, software, store equipment & other	3 to 5 years
Buildings and building and land improvements	15 to 39 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is recorded in selling, general and administrative expenses on the consolidated statements of income.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of acquired tangible and identifiable intangible net assets. We test goodwill for impairment on an annual basis or more frequently if indicators of impairment are present. We perform our annual impairment measurement test on the first day of the fourth quarter. Events that may trigger an early impairment review include significant changes in the current business climate, future expectations of economic conditions, declines in our operating results of our reporting units, or an expectation that the carrying amount may not be recoverable.

We have an option to test goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount or if we choose not to perform the qualitative assessment, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount of net assets, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step includes estimating the fair value of the reporting unit by taking all of the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

We generally determine the fair value of each of our reporting units based on a blended analysis of the present value of future discounted cash flows and market valuation approach using a multiple of an average annual earnings. Key assumptions used in this calculation include revenue growth, operating expenses, long-term rate of growth and the probability of the reporting unit, working capital impacts and a discount rate that we believe a buyer would assume when determining a purchase price for the reporting unit. Estimates of revenue growth and operating expenses are based on internal projections considering a reporting unit’s past performance and forecasted growth, local market economics and the local business environment impacting the reporting unit’s performance. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

Intangible Assets—Our intangible assets consist of trade names and trademarks with indefinite lives and certain definite-lived intangible assets. We test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators of impairment are present. We test our indefinite-lived assets by estimating the fair value of the asset and comparing that to the carrying value, an impairment loss is recorded for the amount that carrying value exceeds the estimated fair value. The fair value of the trade names and trademarks is determined using the relief from royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The assumptions used in this method requires management judgment and estimates in forecasting future sales, expenses, discount rates, and royalty rates.

Definite-lived intangible assets, which consist of developed technology and customer relationships, are amortized using the straight-line method over their estimated useful lives. Additionally, we test the definite-lived intangible assets when facts and circumstances indicate that the carrying values may not be recoverable. We first assess the recoverability of our definite-lived intangible assets by comparing the undiscounted cash flows of the definite-lived asset less its carrying value. If the undiscounted cash flows are less than the carrying value, we then determine the estimated fair value of our definite-lived asset by taking the estimated future operating cash flows derived from the operation to which the asset relates over its remaining useful life, using a discounted cash flow analysis and comparing it to the carrying value. Any impairment would be measured as the difference between the carrying amount and the estimated fair value. Changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Deferred Rent, Rent Expense and Tenant Allowances—We lease our stores and certain corporate and other operating facilities under operating leases. A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Most of the lease agreements have defined escalating rent provisions, which are straight-lined over the term of the related lease. We recognize rent expense over the term of the lease, plus the construction period prior to occupancy of the retail location. For certain locations, we receive tenant allowances and report these amounts as a liability, which is amortized as a reduction to rent expense over the term of the lease.

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

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon estimated delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, an estimate of the portion of gift cards that is not expected to be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption patterns. For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, we recorded net sales related to gift card breakage income of $0.8 million, $0.7 million and $0.6 million. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at February 1, 2014 and February 2, 2013 was $1.6 million and $1.2 million.

We have a customer loyalty program, the Zumiez Stash, which allows members to earn points for purchases or performance of certain activities. The points can be redeemed for a broad range of rewards, including product and experiential rewards. Points earned for purchases are recorded as a reduction of net sales based on the fair value of the points at the time the points are earned and the revenue is recognized upon redemption of points for rewards. Points earned for the performance of activities are recorded as marketing expense based on the estimated cost of the points.

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

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at the home office and stores, facility expenses, training expenses and advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles assets and other miscellaneous operating costs are also included in selling, general and administrative expenses.

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $8.7 million, $6.0 million and $2.5 million for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

Future Incentive Payments—In conjunction with our acquisition of Blue Tomato during the fiscal year ended February 2, 2013, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of February 1, 2014) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.

Stock-Based Compensation—We account for stock-based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is attributed to earnings using an accelerated method for stock options and a straight-line method for restricted stock. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock awards is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual daily historical changes in the market value of our stock equal to the expected term of the option.

Risk-free interest rate—This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option.

Expected term—The expected term was calculated using the simplified method. Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. We have elected this method as we have concluded that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

Dividend yield—We do not have plans to pay dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	66.4%	66.7%	65.0%
Weighted-average expected life (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	1.1%	1.1%	1.1%
Weighted-average fair value per share of stock options granted	$15.07	$19.40	$13.35

Common Stock Share Repurchases—We may repurchase shares of our common stock under authorizations made from time to time by our Board of Directors. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the consolidated financial statements. Instead, the value of repurchased shares is deducted from retained earnings.

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not to be realized.

We regularly evaluate the likelihood of realizing the benefit for income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits are recorded in other liabilities and long-term debt and other liabilities on the consolidated balance sheets.

Our tax provision for interim periods is determined using an estimate of our annual effective rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the fiscal year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction. This ongoing estimation process can result in changes to our expected effective tax rate for the full fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual rate.

Earnings per Share—Basic earnings per share is based on the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, employee stock purchase plan funds held to acquire stock and non-vested restricted stock. Potentially anti-dilutive securities not included in the calculation of diluted earnings per share are options to purchase common stock where the option exercise price is greater than the average market price of our common stock during the period reported.

Foreign Currency Translation—Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Revenue and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive income on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance for the fiscal quarter ended May 4, 2013. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance for the fiscal year ending February 1, 2014 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

3. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace.

In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.9 million, using the exchange rate as of February 1, 2014) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.1 million) is payable in cash, while 5.0 million Euros ($6.8 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At February 1, 2014, we estimated that we will not be obligated for future incentive payments and reversed the previously recorded expense associated with the future incentive payments. For the fiscal year ended February 2, 2013, we recorded an expense for future incentive payments of $2.3 million.

Pro Forma Financial Information—The following unaudited pro forma financial information shows the results of operations, as though the acquisition of Blue Tomato had occurred on January 30, 2011. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies and adjusting Blue Tomato results to reflect: (i) the depreciation and amortization that would have been charged as a result of the fair value adjustments to fixed assets and intangible assets and (ii) the compensation expense associated with the estimated future incentive payments to the sellers and certain employees of Blue Tomato (using our estimate as of February 2, 2013 of future incentive payments of 9.0 million Euros). The adjustments also reflect the income tax effect of the pro forma adjustments.

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

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)
Net sales	$680,524	$591,961
Net income	$41,430	$32,853

4. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance at January 28, 2012	$13,154
Goodwill acquired	47,413
Effects of foreign currency translation	4,009

Balance as of February 2, 2013	64,576

Effects of foreign currency translation	(381)

Balance as of February 1, 2014	$64,195

There was no impairment of goodwill for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,615	$—	$14,615
Intangible assets subject to amortization:
Developed technology	4,060	2,143	1,917
Customer relationships	3,008	1,570	1,438

Total intangible assets	$21,683	$3,713	$17,970

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,724	$—	$14,724
Intangible assets subject to amortization:
Developed technology	4,090	795	3,295
Customer relationships	3,031	570	2,461

Total intangible assets	$21,845	$1,365	$20,480

There was no impairment of intangible assets for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

Amortization expense of intangible assets for the fiscal years ended February 1, 2014 and February 2, 2013 was $2.3 million and $1.3 million. We did not record amortization expense of intangible assets for the fiscal year ended January 28, 2012. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income. At February 1, 2014, future amortization expense for intangible assets is as follows (in thousands):

Fiscal 2014	$2,356
Fiscal 2015	999
Thereafter	—

Total	$3,355

5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,973	$—	$—	$17,973
Money market funds	1,211	—	—	1,211
State and local government securities	450	—	—	450

Total cash and cash equivalents	19,634	—	—	19,634

Marketable securities:
State and local government securities	72,968	64	(191)	72,841
Variable-rate demand notes	25,505	—	—	25,505

Total marketable securities	$98,473	$64	$(191)	$98,346

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$97,521

	February 2, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,271	$—	$—	$6,271
Money market funds	8,305	—	—	8,305
State and local government securities	3,003	—	—	3,003

Total cash and cash equivalents	17,579	—	—	17,579

Marketable securities:
Corporate debt securities	1,745	65	—	1,810
State and local government securities	82,911	95	(179)	82,827
Variable-rate demand notes	1,800	—	—	1,800

Total marketable securities	$86,456	$160	$(179)	$86,437

Less: Long-term marketable securities (1)				(844)

Total current marketable securities				$85,593

(1)	At February 1, 2014 and February 2, 2013, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the consolidated balance sheets.

All of our available-for-sale securities, excluding our auction rate security, have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 1, 2014
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

Total marketable securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

	February 2, 2013
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

Total marketable securities	$23,300	$(23)	$844	$(156)	$24,144	$(179)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

6. Receivables

Receivables consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Credit cards receivable	$5,299	$6,020
Tenant allowances receivable	1,391	1,006
Other receivables	3,604	2,441

Receivables	$10,294	$9,467

7. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Leasehold improvements	$136,953	$116,946
Fixtures	74,333	70,907
Buildings, land and building and land improvements	27,786	26,731
Computer equipment, software, store equipment and other	27,704	22,671

Fixed assets, at cost	266,776	237,255
Less: Accumulated depreciation	(139,433)	(121,781)

Fixed assets, net	$127,343	$115,474

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cost of goods sold	$1,086	$875	$797
Selling, general and administrative expenses	21,281	18,506	16,597

Depreciation expense	$22,367	$19,381	$17,394

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Accrued payables	$7,026	$6,355
Unredeemed gift cards	4,410	4,268
Accrued indirect taxes	3,592	3,852
Deferred revenue	1,677	909
Allowance for sales returns	1,582	1,227
Accrued legal settlement	1,250	—
Other current liabilities	1,739	1,621

Other liabilities	$21,276	$18,232

9. Revolving Credit Facilities and Debt

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the outstanding borrowings. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at February 1, 2014. There were no outstanding borrowings under the secured revolving credit facility at February 1, 2014 and February 2, 2013. We had open commercial letters of credit outstanding under our secured revolving credit facility at February 1, 2014 and February 2, 2013 of $0.3 million and $0.2 million.

Additionally, we have revolving lines of credit of up to 9.0 million Euro and other long-term debt, the proceeds of which are used to fund certain international operations. The revolving lines of credit bears interest at 1.625%-1.65%. There were no outstanding borrowings under these revolving lines of credit at February 1, 2014 and February 2, 2013. The long-term debt had a weighted average interest rate of 1.7% and has maturities through 2021. Long-term debt obligations are as follows (in thousands):

	February 1, 2014	February 2, 2013
Debt obligations	$1,933	$2,270
Less: Current portion of debt obligations (1)	(325)	(322)

Total long-term debt obligations (2)	$1,608	$1,948

(1)	The current portion of debt obligations is recorded in other liabilities on the consolidated balance sheets.
(2)	The long-term portion of debt obligations is recorded in long-term debt and other liabilities on the consolidated balance sheets.

Future principal payments for long-term debt at February 1, 2014 are as follows (in thousands):

Fiscal 2014	$325
Fiscal 2015	330
Fiscal 2016	260
Fiscal 2017	232
Fiscal 2018	236
Thereafter	550

Total	$1,933

10. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Minimum rent expense (1)	$51,131	$47,279	$41,566
Contingent rent expense	2,312	2,705	2,480

Total rent expense (2)	$53,443	$49,984	$44,046

(1)	Included in minimum rent expense for the fiscal year ended February 1, 2014 is a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.
(2)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $32.0 million, $28.0 million and $24.7 million for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

Future minimum lease payments at February 1, 2014 are as follows (in thousands):

Fiscal 2014	$53,295
Fiscal 2015	52,395
Fiscal 2016	49,913
Fiscal 2017	44,840
Fiscal 2018	38,391
Thereafter	114,981

Total (1)	$353,815

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At February 1, 2014 and February 2, 2013, we had outstanding purchase orders to acquire merchandise from vendors of $132.6 million and $120.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We have made accruals with respect to these matters, where appropriate, which are reflected in our consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interest of our shareholders.

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Court has not set a date for a hearing on class certification and has not set a trial date. A second putative class action lawsuit, Ruben Hernandez v. Zumiez Inc., was filed on September 3, 2013, alleging overlapping causes of action. On or about October 22, 2013, the class action allegations for the Hernandez case were dismissed without prejudice. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.3 million which is contingent upon the preliminary and final approval of the Court (the “Conditional Settlement”). The parties have negotiated the terms of the formal settlement agreement, and are in the process of executing that agreement. The parties anticipate that a motion seeking the Court’s preliminary approval of the Conditional Settlement will be filed with the Court within 45 to 60 days. The settlement was recorded in selling, general and administrative expenses on the consolidated statements of income for the fiscal year ended February 1, 2014.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at February 1, 2014 and February 2, 2013 was $1.7 million and $1.2 million.

11. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 1, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,211	$—	$—
State and local government securities	—	450	—
Marketable securities:
State and local government securities	—	72,016	—
Variable-rate demand notes	—	25,505	—
Long-term other assets:
State and local government securities	—	—	825
Equity investments	—	—	147

Total	$1,211	$97,971	$972

	February 2, 2013
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,305	$—	$—
State and local government securities	—	3,003	—
Marketable securities:
Corporate debt securities	—	1,810	—
State and local government securities	—	81,983	—
Variable-rate demand notes	—	1,800	—
Long-term other assets:
State and local government securities	—	—	844
Equity investments	—	—	1,059

Total	$8,305	$88,596	$1,903

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary. There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended February 1, 2014, February 2, 2013 or January 28, 2012.

12. Stockholders’ Equity

Share Repurchase—In November 2012, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $22.0 million of outstanding common stock. This program was completed in December 2012. In December 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to an additional $20.0 million of outstanding common stock and $7.5 million of outstanding common stock was repurchased under that program. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. This stock repurchase program replaces the existing stock repurchase program that was authorized in December 2012, which had $12.5 million remaining of the authorized amount to repurchase shares under that program and was set to expire on February 1, 2014. The current repurchase program is expected to continue through the fiscal year ending January 31, 2015, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the fiscal year ended February 1, 2014 (in thousands except average price per repurchased shares):

Number of shares repurchased	839
Average price per share of repurchased shares (with commission)	$22.68
Total cost of shares repurchased	$19,038

At February 1, 2014, there remains $14.6 million available to repurchase shares under the current share repurchase program.

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Balance at January 29, 2011	$—	$(17)	$(17)
Other comprehensive income (loss) before reclassifications, net of tax (1)	(19)	199	180
Reclassifications recorded in:
Other (expense) income, net	—	(46)	(46)
Provision for income taxes	—	18	18

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(28)	(28)

Other comprehensive income (loss), net	(19)	171	152

Balance at January 28, 2012	(19)	154	135

Other comprehensive income (loss) before reclassifications, net of tax (1)	6,040	(79)	5,961
Reclassifications recorded in:
Other (expense) income, net	—	(141)	(141)
Provision for income taxes	—	55	55

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(86)	(86)

Other comprehensive income (loss), net	6,040	(165)	5,875

Balance at February 2, 2013	6,021	(11)	6,010

Other comprehensive income (loss) before reclassifications, net of tax (1)	(1,231)	(92)	(1,323)
Reclassifications recorded in:
Other (expense) income, net	—	28	28
Provision for income taxes	—	(5)	(5)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	23	23

Other comprehensive income (loss), net	(1,231)	(69)	(1,300)

Balance at February 1, 2014	$4,790	$(80)	$4,710

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $0.1 million for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss). Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

13. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cost of goods sold	$990	$1,033	$1,004
Selling, general and administrative expenses (1)	3,104	4,963	4,299

Total stock-based compensation expense	$4,094	$5,996	$5,303

(1)	Included in stock-based compensation expense recognized in selling, general and administrative expenses for the fiscal year ended February 1, 2014 is a $0.9 million benefit associated with the reversal of the estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition.

At February 1, 2014, there was $6.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.1 years.

Restricted Stock—The following table summarizes restricted stock activity (in thousands, except weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 29, 2011	592	$12.55

Granted	188	$25.14
Vested	(221)	$12.47
Forfeited	(56)	$17.01

Outstanding at January 28, 2012	503	$16.79

Granted	154	$33.98
Vested	(236)	$15.21
Forfeited	(39)	$24.03

Outstanding at February 2, 2013	382	$23.97

Granted	198	$25.45
Vested	(193)	$19.54
Forfeited	(26)	$27.27

Outstanding at February 1, 2014	361	$26.91	$7,763

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the fiscal year.

The following table summarizes additional information related to restricted stock activity (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Vest-date fair value of restricted stock vested	$4,981	$8,174	$5,524

Stock Options—The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 29, 2011	1,118	$14.86

Granted	90	$22.33
Exercised	(183)	$7.17
Forfeited	(137)	$21.45

Outstanding at January 28, 2012	888	$16.18

Granted	55	$31.79
Exercised	(74)	$8.53
Forfeited	(49)	$20.91

Outstanding at February 2, 2013	820	$17.62

Granted	47	$24.81
Exercised	(152)	$6.64
Forfeited	(24)	$35.96

Outstanding at February 1, 2014	691	$19.86	4.21	$4,097

Exercisable at February 1, 2014	579	$18.56	3.46	$4,070

Vested or expected to vest at February 1, 2014 (2)	685	$19.80	4.16	$4,097

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money options outstanding at the end of the fiscal year.
(2)	Includes outstanding vested options as well as outstanding, non-vested options after a forfeiture rate is applied.

The following table summarizes additional information related to stock option activity (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Aggregate intrinsic value of stock options exercised	$3,408	$1,655	$3,257
Vest-date fair value of stock options vested	$2,024	$4,881	$3,809

The following table summarizes outstanding and exercisable options by exercise price at February 1, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted-Average Remaining Contractual Life	Number of Options (in thousands)
Under $ 10.00	239	3.1	239
$ 10.01-$ 20.00	125	4.7	115
$ 20.01-$ 30.00	178	5.0	95
$ 30.01-$ 40.00	149	3.9	130

Total	691		579

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

14. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
United States	$71,288	$75,054	$62,794
Foreign	676	(4,775)	(1,105)

Total earnings before income taxes	$71,964	$70,279	$61,689

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$22,925	$24,002	$17,013
State and local	3,544	4,689	3,884
Foreign	525	1,054	—

Total current	26,994	29,745	20,897

Deferred:
Federal	629	551	3,358
State and local	74	(370)	83
Foreign	(1,681)	(1,811)	—

Total deferred	(978)	(1,630)	3,441

Provision for income taxes	$26,016	$28,115	$24,338

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.3	4.4	4.1
Other	(2.2)	0.6	0.4

Effective tax rate	36.1%	40.0%	39.5%

The components of deferred income taxes are (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Deferred rent	$16,779	$15,989
Employee benefits, including stock based compensation	5,967	5,915
Accrued liabilities	2,507	1,768
Net operating losses	2,045	846
Inventory	672	943
Other	1,251	871

Total deferred tax assets	29,221	26,332

Deferred tax liabilities:
Property and equipment	(19,937)	(18,233)
Goodwill and other intangibles	(7,463)	(6,965)
Other	(543)	(543)

Total deferred tax liabilities	(27,943)	(25,741)

Valuation allowance	—	(417)

Net deferred tax assets	$1,278	$174

Reported as:
Current deferred tax assets	$5,194	$3,885
Long-term deferred tax assets (included in long-term other assets)	733	1,846
Current deferred income tax liabilities (included in other liabilities)	—	(13)
Long-term deferred tax liabilities	(4,649)	(5,544)

Net deferred tax assets	$1,278	$174

At February 1, 2014 and February 2, 2013, we had deferred tax assets related to foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $2.0 million and $0.8 million. The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

At each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. During the fiscal year ended February 1, 2014, we reversed the valuation allowance previously recorded on the deferred tax assets based on our reassessment of the amount of the deferred tax assets that are more likely than not to be realized. At February 2, 2013, we had a valuation allowance of $0.4 million, which was primarily related to net operating losses and other deferred tax assets of foreign subsidiaries. The net change in the total valuation allowance was a decrease of $0.4 million and an increase of $0.1 million for the fiscal years ended February 1, 2014 and February 2, 2013.

At February 1, 2014, the gross amount of unrecognized tax benefits was $0.3 million, of which $0.2 million would affect the effective tax rate if recognized. We did not have unrecognized tax benefits at February 2, 2013. The unrecognized tax benefits at February 1, 2014 are primarily related to state income tax positions. Over the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2010, with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2009 and we are no longer subject to examination for all foreign income tax returns before fiscal 2008.

15. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$45,948	$42,164	$37,351
Weighted average common shares for basic earnings per share	29,810	30,742	30,527
Dilutive effect of stock options and restricted stock	396	531	592

Weighted average common shares for diluted earnings per share	30,206	31,273	31,119

Basic earnings per share	$1.54	$1.37	$1.22

Diluted earnings per share	$1.52	$1.35	$1.20

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.2 million, 0.2 million and 0.3 million for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

16. Related Party Transactions

We committed charitable contributions to the Zumiez Foundation of $0.7 million for each of the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012. We have accrued charitable contributions payable to the Zumiez Foundation of $0.6 million at February 1, 2014 and February 2, 2013. The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation.

17. Segment Reporting

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Men’s Apparel	33%	34%	33%
Footwear	22%	23%	24%
Accessories	19%	19%	20%
Hardgoods	13%	11%	11%
Junior’s Apparel	12%	11%	10%
Other	1%	2%	2%

Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales (1):
United States	$644,362	$618,958	$549,272
Foreign	79,975	50,435	6,602

Total net sales	$724,337	$669,393	$555,874

	February 1, 2014	February 2, 2013
Long-lived assets:
United States	$111,595	$103,966
Foreign	18,092	13,013

Total long-lived assets	$129,687	$116,979

(1)	Net sales are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on www.zumiez.com and to foreign for sales on www.blue-tomato.com.

18. Subsequent Event

On March 12, 2014, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015. This stock repurchase program is in addition to our existing stock repurchase program that was authorized in December 2013. Under the stock repurchase program, we can purchase shares of common stock through open market transactions at prices deemed appropriate by management including pursuant to share repurchase plans under SEC Rule 10b5-1. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	March 18, 2014
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK	March 18, 2014
Signature	Date
By: Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 18, 2014	/S/ JAMES M. WEBER	March 18, 2014
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 18, 2014	/S/ SARAH G. MCCOY	March 18, 2014
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ GERALD F. RYLES	March 18, 2014	/S/ TRAVIS D. SMITH	March 18, 2014
Signature	Date	Signature	Date
Gerald F. Ryles, Director		Travis D. Smith, Director

/S/ ERNEST R. JOHNSON	March 18, 2014
Signature	Date
Ernest R. Johnson, Director

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated June 18, 2012, by and between Gerfried Schuller, Alexander Zezula and Eff zwanzig Beteiligungsverwaltung GmbH [Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2012]

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2008]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.6	Zumiez Inc. 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010. [Incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010]

10.18	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated August 29, 2011. [Incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Company on August 31, 2011]

10.19	Amended Credit Agreement with Wells Fargo Bank, N.A. dated June 14, 2013. [Incorporated by reference from Exhibit 10.19 to the Form 8-K filed by the Company on June 19, 2013]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (ii) Consolidated Statements of Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (vi) Notes to Consolidated Financial Statements.

Copies of Exhibits may be obtained upon request directed to the attention of our General Counsel and Corporate Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.