Form 10-Q
period 2014-05-03
Zumiez Inc
filed 2014-05-28
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 2014

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

At May 21, 2014, there were 29,042,705 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 3, 2014	February 1, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,079	$19,634
Marketable securities	86,682	97,521
Receivables	11,478	10,294
Inventories	97,608	87,182
Prepaid expenses and other	9,874	10,021
Deferred tax assets	6,163	5,194

Total current assets	232,884	229,846
Fixed assets, net	131,577	127,343
Goodwill	65,432	64,195
Intangible assets, net	17,803	17,970
Long-term other assets	6,759	4,049

Total long-term assets	221,571	213,557
Total assets	$454,455	$443,403

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$42,989	$18,343
Accrued payroll and payroll taxes	8,070	10,581
Income taxes payable	2,324	4,696
Deferred rent and tenant allowances	6,574	6,478
Other liabilities	20,471	21,276

Total current liabilities	80,428	61,374
Long-term deferred rent and tenant allowances	41,995	37,658
Long-term deferred tax liabilities	3,871	4,649
Long-term debt and other liabilities	4,022	4,068

Total long-term liabilities	49,888	46,375

Total liabilities	130,316	107,749

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,030 shares issued and outstanding at May 3, 2014, 29,619 shares issued and outstanding at February 1, 2014	116,111	114,983
Accumulated other comprehensive income	7,011	4,710
Retained earnings	201,017	215,961

Total shareholders’ equity	324,139	335,654

Total liabilities and shareholders’ equity	$454,455	$443,403

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	$162,932	$148,496
Cost of goods sold	112,399	100,524

Gross profit	50,533	47,972
Selling, general and administrative expenses	46,820	43,943

Operating profit	3,713	4,029
Interest income, net	182	215
Other income (expense), net	86	(146)

Earnings before income taxes	3,981	4,098
Provision for income taxes	1,485	1,600

Net income	$2,496	$2,498

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

Weighted average shares used in computation of earnings per share:
Basic	28,861	29,714
Diluted	29,213	30,183

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$2,496	$2,498
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	2,293	(3,405)
Net change in unrealized gain/loss on available-for-sale investments	8	(17)

Other comprehensive income (loss), net	2,301	(3,422)

Comprehensive income (loss)	$4,797	$(924)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Amount			Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	2,496	2,496
Other comprehensive income, net	—	—	2,301	—	2,301
Issuance and exercise of stock-based compensation, including tax loss of $62	168	180	—	—	180
Stock-based compensation expense	—	948	—	—	948
Repurchase of common stock	(757)	—	—	(17,440)	(17,440)

Balance at May 3, 2014	29,030	$116,111	$7,011	$201,017	$324,139

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Amount			Total
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	2,498	2,498
Other comprehensive loss, net	—	—	(3,422)	—	(3,422)
Issuance and exercise of stock-based compensation, including tax benefit of $529	214	911	—	—	911
Stock-based compensation expense	—	1,513	—	—	1,513
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at May 4, 2013	30,163	$110,784	$2,588	$187,869	$301,241

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$2,496	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,009	6,331
Deferred taxes	(1,869)	(260)
Stock-based compensation expense	948	1,513
Excess tax loss (benefit) from stock-based compensation	62	(529)
Other	(26)	114
Changes in operating assets and liabilities:
Receivables	(1,115)	(1,068)
Inventories	(10,011)	(13,685)
Prepaid expenses and other	(2,480)	(440)
Trade accounts payable	24,635	19,848
Accrued payroll and payroll taxes	(2,543)	(4,272)
Income taxes payable	(2,448)	(5,415)
Deferred rent and tenant allowances	4,374	2,324
Other liabilities	(2,462)	(2,557)

Net cash provided by operating activities	16,570	4,402

Cash flows from investing activities:
Additions to fixed assets	(6,781)	(6,374)
Purchases of marketable securities and other investments	(11,714)	(15,137)
Sales and maturities of marketable securities and other investments	22,100	17,315

Net cash provided by (used in) investing activities	3,605	(4,196)

Cash flows from financing activities:
Proceeds from revolving credit facilities	634	—
Payments on long-term debt and revolving credit facilities	(81)	(77)
Repurchase of common stock	(19,553)	(3,680)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	242	382
Excess tax (loss) benefit from stock-based compensation	(62)	529

Net cash used in financing activities	(18,820)	(2,846)

Effect of exchange rate changes on cash and cash equivalents	90	(278)
Net increase (decrease) in cash and cash equivalents	1,445	(2,918)
Cash and cash equivalents, beginning of period	19,634	17,579

Cash and cash equivalents, end of period	$21,079	$14,661

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,783	$7,266
Accrual for purchases of fixed assets	4,480	3,534

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross for young men and women. At May 3, 2014, we operated 558 stores; 515 in the United States (“U.S.”), 29 in Canada and 14 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended May 3, 2014 and May 4, 2013 were 13-week periods.

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

The financial data at February 1, 2014 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February, 1 2014, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In April 2014, the Financial Accounting Standards Board issued guidance that changes the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. We will adopt this guidance for the fiscal year ending January 30, 2016 and we do not expect the adoption will have a material impact on our condensed consolidated financial statements.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace. In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.6 million, using the exchange rate as of May 3, 2014) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($23.7 million) is payable in cash, while 5.0 million Euros

($6.9 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the condensed consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At May 3, 2014, we estimated we will not be obligated for future incentive payments. For the three months ended May 4, 2013, we recorded an expense for future incentive payments of $1.1 million based on our previous estimates.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 3, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$16,199	$—	$—	$16,199
Money market funds	4,334	—	—	4,334
State and local government securities	546	—	—	546

Total cash and cash equivalents	21,079	—	—	21,079

Marketable securities:
State and local government securities	70,433	74	(185)	70,322
Variable-rate demand notes	17,185	—	—	17,185

Total marketable securities	$87,618	$74	$(185)	$87,507

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$86,682

	February 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,973	$—	$—	$17,973
Money market funds	1,211	—	—	1,211
State and local government securities	450	—	—	450

Total cash and cash equivalents	19,634	—	—	19,634

Marketable securities:
State and local government securities	72,968	64	(191)	72,841
Variable-rate demand notes	25,505	—	—	25,505

Total marketable securities	$98,473	$64	$(191)	$98,346

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$97,521

(1)	At May 3, 2014 and February 1, 2014, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 3, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	14,294	(6)	3,810	(179)	18,104	(185)

Total marketable securities	$14,294	$(6)	$3,810	$(179)	$18,104	$(185)

	February 1, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	26,637	(15)	2,081	(176)	28,718	(191)

Total marketable securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 3, 2014 or May 4, 2013.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Minimum rent expense	$14,757	$12,909
Contingent rent expense	353	303

Total rent expense (1)	$15,110	$13,212

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $8.5 million and $7.6 million for the three months ended May 3, 2014 and May 4, 2013.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at May 3, 2014 are as follows (in thousands):

Fiscal 2014	$43,252
Fiscal 2015	57,278
Fiscal 2016	54,884
Fiscal 2017	50,319
Fiscal 2018	44,507
Thereafter	151,707

Total (1)	$401,947

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At May 3, 2014, we had outstanding purchase orders to acquire merchandise from vendors of $169.3 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Court has not set a date for a hearing on class certification and has not set a trial date. A second putative class action lawsuit, Ruben Hernandez v. Zumiez Inc., was filed on September 3, 2013, alleging overlapping causes of action. On or about October 22, 2013, the class action allegations for the Hernandez case were dismissed without prejudice. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.3 million which is contingent upon the preliminary and final approval of the Court (the “Conditional Settlement”). The parties have negotiated and executed a formal settlement agreement that is subject to the Court’s approval. A motion for preliminary approval of the settlement was held on May 22, 2014 and was granted by the Court. The settlement was recorded in selling, general and administrative expenses on the condensed consolidated statements of income for the fiscal year ended February 1, 2014.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at May 3, 2014 and February 1, 2014 was $1.8 million and $1.7 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 3, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,334	$—	$—
State and local government securities	—	546	—
Marketable securities:
State and local government securities	—	69,497	—
Variable-rate demand notes	—	17,185	—
Long-term other assets:
Money market funds	2,400	—	—
State and local government securities	—	—	825

Total	$6,734	$87,228	$825

	February 1, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,211	$—	$—
State and local government securities	—	450	—
Marketable securities:
State and local government securities	—	72,016	—
Variable-rate demand notes	—	25,505	—
Long-term other assets:
State and local government securities	—	—	825

Total	$1,211	$97,971	$825

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 3, 2014 and May 4, 2013.

6. Stockholders’ Equity

Share Repurchase—In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015.

The following table summarizes common stock repurchase activity during the three months ended May 3, 2014 (in thousands except average price per repurchased shares):

Number of shares repurchased	757
Average price per share of repurchased shares (with commission)	$23.03
Total cost of shares repurchased	$17,440

At May 3, 2014, there remains $27.2 million available to repurchase shares under the share repurchase program.

Accumulated Other Comprehensive Income—The component of accumulated other comprehensive income and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Three months ended May 3, 2014:
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive income, net (1)	2,293	8	2,301

Balance at May 3, 2014	$7,083	$(72)	$7,011

Three months ended May 4, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss before reclassifications, net of tax (1)	(3,405)	(8)	(3,413)
Reclassifications recorded in:
Other income (expense), net	—	(15)	(15)
Provision for income taxes	—	6	6

Total reclassifications from accumulated other comprehensive income, net of taxes	—	(9)	(9)

Other comprehensive loss, net	(3,405)	(17)	(3,422)

Balance at May 4, 2013	$2,616	$(28)	$2,588

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three months ended May 3, 2014 and May 4, 2013 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

7. Equity Awards

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

The fair value of restricted stock awards is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended
	May 3, 2014	May 4, 2013
Dividend yield	0.0%	0.0%
Volatility rate	63.7%	66.4%
Weighted-average expected life (in years)	6.3	6.3
Weighted-average risk-free interest rate	1.9%	1.1%
Weighted-average fair value per share of stock options granted	$15.26	$15.07

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Cost of goods sold	$244	$214
Selling, general and administrative expenses	704	1,299

Total stock-based compensation expense	$948	$1,513

At May 3, 2014, there was $8.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.4 years.

The following table summarizes restricted stock activity (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 1, 2014	361	$26.91
Granted	152	$25.43
Vested	(134)	$25.69
Forfeited	(7)	$27.41

Outstanding at May 3, 2014	372	$26.74	$9,160

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes stock option activity (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 1, 2014	691	$19.86
Granted	31	$25.49
Exercised	(16)	$7.85

Outstanding at May 3, 2014	706	$20.38	4.3	$4,968

Exercisable at May 3, 2014	602	$19.30	3.5	$4,959

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted—The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$2,496	$2,498
Weighted average common shares for basic earnings per share	28,861	29,714
Dilutive effect of stock options and restricted stock	352	469

Weighted average common shares for diluted earnings per share	29,213	30,183

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.4 million for the three months ended May 3, 2014 and May 4, 2013.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 18, 2014 and in this Form 10-Q.

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

Fiscal 2014 is the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. The first three months of fiscal 2014 was the 13-week period ended May 3, 2014. The first three months of fiscal 2013 was the 13-week period ended May 4, 2013.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of goods sold	69.0	67.7

Gross profit	31.0	32.3
Selling, general and administrative expenses	28.7	29.6

Operating profit	2.3	2.7
Interest and other income, net	0.1	0.1

Earnings before income taxes	2.4	2.8
Provision for income taxes	0.9	1.1

Net income	1.5%	1.7%

Three Months (13 weeks) Ended May 3, 2014 Compared With Three Months (13 weeks) Ended May 4, 2013

Net Sales

Net sales were $162.9 million for the three months ended May 3, 2014 compared to $148.5 million for the three months ended May 4, 2013, an increase of $14.4 million or 9.7%. The increase reflected the net addition of 55 stores (59 new stores offset by four store closures) subsequent to May 4, 2013 and a comparable store sales increase of 1.8% for the three months ended May 3, 2014.

The 1.8% increase in comparable stores sales was a result of a 14.7% increase in our comparable ecommerce sales and flat comparable in-store sales. Total ecommerce sales represented 12.3% of net sales for the three months ended May 3, 2014, compared to 11.8% of net sales for the three months ended May 4, 2013. The increase in comparable store sales was primarily driven by an increase in comparable store transactions partially offset by a decrease in dollars per transaction. Dollars per transaction decreased due to a decrease in average unit retail, partially offset by an increase in units per transaction. Comparable store sales increases in accessories, hardgoods and junior’s clothing were partially offset by comparable store sales decreases in footwear, boy’s clothing and men’s clothing. For information as to how we define comparable stores, see “General” above.

Gross Profit

Gross profit was $50.5 million for the three months ended May 3, 2014 compared to $48.0 million for the three months ended May 4, 2013, an increase of $2.5 million, or 5.3%. As a percent of net sales, gross profit decreased 130 basis points for the three months ended May 3, 2014 to 31.0%. The decrease was primarily driven by a 130 basis points decrease in our product margin due to an increase in merchandise markdowns to clear excess inventory and a 40 basis points impact due to the deleveraging of our store occupancy costs, partially offset by efficiencies in our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $46.8 million for the three months ended May 3, 2014 compared to $43.9 million for the three months ended May 4, 2013, an increase of $2.9 million, or 6.5%. SG&A expenses as a percent of net sales decreased by 90 basis points for the three months ended May 3, 2014 to 28.7%. The decrease was primarily driven by a 70 basis points impact of expense recorded in the three months ended May 4, 2013 associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato. We did not record an expense associated with the future incentive payments in the three months ended May 3, 2014.

Net Income

Net income for the three months ended May 3, 2014 was $2.5 million, or $0.09 per diluted share, compared with net income of $2.5 million, or $0.08 per diluted share, for the three months ended May 4, 2013. Our effective income tax rate for the three months ended May 3, 2014 was 37.3% compared to 39.0% for the three months ended May 4, 2013. The decrease in the effective tax rate was primarily driven by a reduction of state and local income taxes, the impact of non-taxable acquisition related expenses incurred in the three months ended May 4, 2013 and the impact of the valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries recorded in the three months ended May 4, 2013.

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

The significant components of our working capital are inventories and liquid assets such as cash, cash equivalents, current marketable securities and receivables, reduced by accounts payable, accrued payroll and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

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

During fiscal 2014, we expect to spend approximately $37 million to $39 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 55 new stores we plan to open in fiscal 2014 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2014 will not be different from the number of stores we plan to open, or that actual fiscal 2014 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $12.2 million to $16.6 million for the three months ended May 3, 2014 from $4.4 million for the three months ended May 4, 2013. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $3.6 million for the three months ended May 3, 2014, related to $10.4 million in net purchases of marketable securities, partially offset by $6.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $4.2 million for the three months ended May 4, 2013, related to $6.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $2.2 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended May 3, 2014 was $18.8 million, primarily related to $19.6 million cash paid for the repurchase of common stock. Net cash used in financing activities for the three months ended May 4, 2013 was $2.8 million, primarily related to $3.7 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $0.9 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at May 3, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at May 3, 2014 and February 1, 2014. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, we have revolving lines of credit of up to 9.0 million Euro and other long-term debt, the proceeds of which are used to fund certain international operations. There was $0.6 million of borrowings outstanding under these revolving lines of credit at May 3, 2014 and no borrowings outstanding at February 1, 2014. The amount of borrowings under the other long-term debt was $1.9 million at May 3, 2014 and February 1, 2014.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 3, 2014. The following table summarizes the total amount of future payments due under our contractual obligations at May 3, 2014 (in thousands):

	Total	Fiscal 2014	Fiscal 2015 and Fiscal 2016	Fiscal 2017 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$401,947	$43,252	$112,162	$94,826	$151,707
Purchase obligations (2)	169,302	169,302	—	—	—
Debt principal and interest (3)	2,643	909	651	508	575

Total (4)	$573,892	$213,463	$112,813	$95,334	$152,282

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include long-term debt principal and scheduled interest payments and borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($30.6 million, using the exchange rate as of May 3, 2014) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At May 3, 2014, we estimated that we will not be obligated for future incentive payments. See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.3 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At May 3, 2014, we did not have any off-balance sheet arrangements.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $15.1 million and $13.2 million for the three months ended May 3, 2014 and May 4, 2013. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $8.5 million and $7.6 million for the three months ended May 3, 2014 and May 4, 2013.

At May 3, 2014, we were committed to property owners for minimum lease payments of $401.9 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2014 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 3, 2014. There were no borrowings outstanding under the secured revolving credit facility at May 3, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at May 3, 2014 and February 1, 2014.

A breach of any of these restrictive covenants or our inability to comply with the required financial tests and ratios could result in a default under the credit agreement. If a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay borrowings outstanding when due, whether at their maturity or if declared due and payable by the lender following a default, the lender has the right to proceed against the collateral granted to it to secure the indebtedness. As a result, any breach of these covenants or failure to comply with these tests and ratios could have a material adverse effect on us. There can be no assurance that we will not breach the covenants or fail to comply with the tests and ratios in our credit agreement or any other debt agreements we may enter into in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders.

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

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal 2014 and fiscal 2015. We continue to evaluate the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. While the majority of these costs will begin in fiscal 2014 and fiscal 2015, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At May 3, 2014, we had $87.2 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at May 3, 2014 has not significantly changed since February 1, 2014. Our market risk profile at February 1, 2014 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 1, 2014. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the thirteen weeks ended May 3, 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 2, 2014—March 1, 2014	420	$22.18	420	$5,318
March 2, 2014—April 5, 2014	173	24.11	166	31,314
April 6, 2014—May 3, 2014	171	24.11	171	27,202

Total	764		757

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015.
(2)	During the thirteen weeks ended May 3, 2014, approximately 7,000 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3.2	Bylaws, as amended and restated May 21, 2014. [Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on May 23, 2014]

10.20	Zumiez Inc. 2014 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company on May 23, 2014]

10.21	Form of Restricted Stock Award Agreement and Terms of Conditions. [Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on May 23, 2014]

10.22	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.22 to the Form 8-K filed by the Company on May 23, 2014]

10.23	Zumiez Inc. 2014 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.23 to the Form 8-K filed by the Company on May 23, 2014]

10.24	Form of Indemnification Agreement. [Incorporated by reference to Exhibit 10.24 to the Form 8-K filed by the Company on May 23, 2014]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 3, 2014 and February 1, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended May 3, 2014 and May 4, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended May 3, 2014 and May 4, 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 3, 2014 and May 4, 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 2014 and May 4, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: May 28, 2014	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)