Form 10-Q
period 2014-08-02
Zumiez Inc
filed 2014-09-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2014

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

At September 3, 2014, there were 29,204,071 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2, 2014	February 1, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,037	$19,634
Marketable securities	91,408	97,521
Receivables	16,611	10,294
Inventories	119,916	87,182
Prepaid expenses and other	12,365	10,021
Deferred tax assets	6,901	5,194

Total current assets	269,238	229,846
Fixed assets, net	138,972	127,343
Goodwill	63,701	64,195
Intangible assets, net	16,630	17,970
Long-term other assets	7,515	4,049

Total long-term assets	226,818	213,557
Total assets	$496,056	$443,403

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$66,636	$18,343
Accrued payroll and payroll taxes	10,899	10,581
Income taxes payable	2,147	4,696
Deferred rent and tenant allowances	7,091	6,478
Other liabilities	26,247	21,276

Total current liabilities	113,020	61,374
Long-term deferred rent and tenant allowances	43,627	37,658
Long-term deferred tax liabilities	2,826	4,649
Long-term debt and other liabilities	3,977	4,068

Total long-term liabilities	50,430	46,375

Total liabilities	163,450	107,749

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,204 shares issued and outstanding at August 2, 2014, 29,619 shares issued and outstanding at February 1, 2014	120,060	114,983
Accumulated other comprehensive income	4,078	4,710
Retained earnings	208,468	215,961

Total shareholders’ equity	332,606	335,654

Total liabilities and shareholders’ equity	$496,056	$443,403

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$176,709	$157,858	$339,641	$306,354
Cost of goods sold	115,797	102,738	228,196	203,262

Gross profit	60,912	55,120	111,445	103,092
Selling, general and administrative expenses	49,307	47,285	96,127	91,228

Operating profit	11,605	7,835	15,318	11,864
Interest income, net	146	158	328	373
Other income (expense), net	203	(174)	289	(320)

Earnings before income taxes	11,954	7,819	15,935	11,917
Provision for income taxes	4,498	3,080	5,983	4,680

Net income	$7,456	$4,739	$9,952	$7,237

Basic earnings per share	$0.26	$0.16	$0.35	$0.24

Diluted earnings per share	$0.26	$0.16	$0.34	$0.24

Weighted average shares used in computation of earnings per share:
Basic	28,776	29,842	28,819	29,770
Diluted	29,057	30,232	29,182	30,221

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$7,456	$4,739	$9,952	$7,237
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(2,937)	760	(644)	(2,645)
Net change in unrealized gain/loss on available-for-sale investments	4	(110)	12	(127)

Other comprehensive (loss) income, net	(2,933)	650	(632)	(2,772)

Comprehensive income	$4,523	$5,389	$9,320	$4,465

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	9,952	9,952
Other comprehensive loss, net	—	—	(632)	—	(632)
Issuance and exercise of stock-based compensation, including net tax shortfall of $26	343	2,971	—	—	2,971
Stock-based compensation expense	—	2,106	—	—	2,106
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at August 2, 2014	29,204	$120,060	$4,078	$208,468	$332,606

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	7,237	7,237
Other comprehensive loss, net	—	—	(2,772)	—	(2,772)
Issuance and exercise of stock-based compensation, including net tax benefit of $1,168	302	2,044	—	—	2,044
Stock-based compensation expense	—	3,165	—	—	3,165
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at August 3, 2013	30,251	$113,569	$3,238	$192,608	$309,415

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$9,952	$7,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,099	12,694
Deferred taxes	(3,659)	(1,384)
Stock-based compensation expense	2,106	3,165
Excess tax benefit from stock-based compensation	(474)	(1,168)
Other	251	282
Changes in operating assets and liabilities:
Receivables	(5,641)	(5,457)
Inventories	(32,791)	(36,064)
Prepaid expenses and other	(5,685)	(3,057)
Trade accounts payable	47,953	35,315
Accrued payroll and payroll taxes	320	(1,344)
Income taxes payable	(3,255)	(6,415)
Deferred rent and tenant allowances	6,523	5,263
Other liabilities	816	809

Net cash provided by operating activities	30,515	9,876

Cash flows from investing activities:
Additions to fixed assets	(18,301)	(14,505)
Purchases of marketable securities and other investments	(36,547)	(38,991)
Sales and maturities of marketable securities and other investments	41,762	47,760

Net cash used in investing activities	(13,086)	(5,736)

Cash flows from financing activities:
Proceeds from revolving credit facilities	2,044	—
Payments on long-term debt and revolving credit facilities	(1,040)	(153)
Repurchase of common stock	(19,557)	(4,310)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	2,997	876
Excess tax benefit from stock-based compensation	474	1,168

Net cash used in financing activities	(15,082)	(2,419)

Effect of exchange rate changes on cash and cash equivalents	56	(202)
Net increase in cash and cash equivalents	2,403	1,519
Cash and cash equivalents, beginning of period	19,634	17,579

Cash and cash equivalents, end of period	$22,037	$19,098

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$12,840	$12,428
Accrual for purchases of fixed assets	6,929	7,514

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross for young men and women. At August 2, 2014, we operated 582 stores; 535 in the United States (“U.S.”), 33 in Canada and 14 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The six months ended August 2, 2014 and August 3, 2013 were 26-week periods.

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

The financial data at February 1, 2014 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 1, 2014, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance allows for a prospective adoption to all awards granted or modified after the effective date or retrospective adoption to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statement and to all new or modified awards thereafter. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance for the fiscal quarter ended August 2, 2014 and the adoption did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We will adopt this guidance for the fiscal quarter ending April 29, 2017. We are currently evaluating the method of adoption we plan to use and the effect the standard is expected to have on our financial position, results of operations and cash flows.

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. We will adopt this guidance for the fiscal quarter ending May 2, 2015 and we do not expect the adoption will have a material impact on our condensed consolidated financial statements.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace. In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.6 million, using the exchange rate as of August 2, 2014) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($22.9 million) is payable in cash, while 5.0 million Euros ($6.7 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the condensed consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At August 2, 2014, we estimated we will not be obligated for future incentive payments. For the three and six months ended August 3, 2013, we recorded an expense for future incentive payments of $1.0 million and $2.1 million based on our previous estimates.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 2, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$20,480	$—	$—	$20,480
Money market funds	1,557	—	—	1,557

Total cash and cash equivalents	22,037	—	—	22,037

Marketable securities:
State and local government securities	75,654	88	(194)	75,548
Variable-rate demand notes	16,685	—	—	16,685

Total marketable securities	$92,339	$88	$(194)	$92,233

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$91,408

	February 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,973	$—	$—	$17,973
Money market funds	1,211	—	—	1,211
State and local government securities	450	—	—	450

Total cash and cash equivalents	19,634	—	—	19,634

Marketable securities:
State and local government securities	72,968	64	(191)	72,841
Variable-rate demand notes	25,505	—	—	25,505

Total marketable securities	$98,473	$64	$(191)	$98,346

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$97,521

(1)	At August 2, 2014 and February 1, 2014, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 2, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	20,081	(16)	2,819	(178)	22,900	(194)

Total marketable securities	$20,081	$(16)	$2,819	$(178)	$22,900	$(194)

	February 1, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	26,637	(15)	2,081	(176)	28,718	(191)

Total marketable securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

We did not record a realized loss for other-than-temporary impairments during the six months ended August 2, 2014 or August 3, 2013.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Minimum rent expense	$15,441	$13,498	$30,198	$26,407
Contingent rent expense	316	378	669	681

Total rent expense (1)	$15,757	$13,876	$30,867	$27,088

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $8.6 million and $17.1 million for the three and six months ended August 2, 2014 and $7.9 million and $15.5 million for the three and six months ended August 3, 2013.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at August 2, 2014 are as follows (in thousands):

Fiscal 2014	$29,337
Fiscal 2015	57,659
Fiscal 2016	55,498
Fiscal 2017	51,143
Fiscal 2018	45,337
Thereafter	159,857

Total (1)	$398,831

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At August 2, 2014, we had outstanding purchase orders to acquire merchandise from vendors of $154.8 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Court has not set a date for a hearing on class certification and has not set a trial date. A second putative class action lawsuit, Ruben Hernandez v. Zumiez Inc., was filed on September 3, 2013, alleging overlapping causes of action. On or about October 22, 2013, the class action allegations for the Hernandez case were dismissed without prejudice. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.3 million which is contingent upon the preliminary and final approval of the Court (the “Conditional Settlement”). The parties have negotiated and executed a formal settlement agreement that is subject to the Court’s approval. A motion for preliminary approval of the settlement was held on May 22, 2014 and was granted by the Court. On September 10, 2014, a hearing will be held for final approval of the settlement. The settlement was recorded in selling, general and administrative expenses on the condensed consolidated statements of income for the fiscal year ended February 1, 2014.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at August 2, 2014 and February 1, 2014 was $2.3 million and $1.7 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 2, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,557	$—	$—
Marketable securities:
State and local government securities	—	74,723	—
Variable-rate demand notes	—	16,685	—
Long-term other assets:
Money market funds	2,210	—	—
State and local government securities	—	—	825

Total	$3,767	$91,408	$825

	February 1, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,211	$—	$—
State and local government securities	—	450	—
Marketable securities:
State and local government securities	—	72,016	—
Variable-rate demand notes	—	25,505	—
Long-term other assets:
State and local government securities	—	—	825

Total	$1,211	$97,971	$825

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

There were no material assets measured at fair value on a nonrecurring basis for the six months ended August 2, 2014 and August 3, 2013.

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

The following table summarizes common stock repurchase activity during the six months ended August 2, 2014 (in thousands except average price per repurchased shares):

Number of shares repurchased	758
Average price per share of repurchased shares (with commission)	$23.03
Total cost of shares repurchased	$17,445

At August 2, 2014, there remains $27.2 million available to repurchase shares under the share repurchase program.

Accumulated Other Comprehensive Income—The component of accumulated other comprehensive income and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Three months ended August 2, 2014:
Balance at May 3, 2014	$7,083	$(72)	$7,011
Other comprehensive loss, net (1)	(2,937)	4	(2,933)

Balance at August 2, 2014	$4,146	$(68)	$4,078

Three months ended August 3, 2013:
Balance at May 4, 2013	$2,616	$(28)	$2,588
Other comprehensive income before reclassifications, net of tax (1)	760	(123)	637
Reclassifications recorded in:
Other income (expense), net	—	18	18
Provision for income taxes	—	(5)	(5)

Total reclassifications from accumulated other comprehensive income, net of taxes	—	13	13

Other comprehensive income, net	760	(110)	650

Balance at August 3, 2013	$3,376	$(138)	$3,238

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Six months ended August 2, 2014:
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive loss, net (1)	(644)	12	(632)

Balance at August 2, 2014	$4,146	$(68)	$4,078

Six months ended August 3, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss before reclassifications, net of tax (1)	(2,645)	(132)	(2,777)
Reclassifications recorded in:
Other income (expense), net	—	4	4
Provision for income taxes	—	1	1

Total reclassifications from accumulated other comprehensive income, net of taxes	—	5	5

Other comprehensive loss, net	(2,645)	(127)	(2,772)

Balance at August 3, 2013	$3,376	$(138)	$3,238

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three and six months ended August 2, 2014 and August 3, 2013 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended
	August 2, 2014	August 3, 2013
Dividend yield	0.0%	0.0%
Volatility rate	63.7%	66.4%
Weighted-average expected life (in years)	6.3	6.3
Weighted-average risk-free interest rate	1.9%	1.1%
Weighted-average fair value per share of stock options granted	$15.26	$15.07

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cost of goods sold	$271	$271	$515	$485
Selling, general and administrative expenses	887	1,381	1,591	2,680

Total stock-based compensation expense	$1,158	$1,652	$2,106	$3,165

At August 2, 2014, there was $7.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.2 years.

The following table summarizes restricted stock activity (in thousands except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 1, 2014	361	$26.91
Granted	172	$25.59
Vested	(150)	$26.36
Forfeited	(21)	$27.21

Outstanding at August 2, 2014	362	$26.49	$10,219

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes stock option activity (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 1, 2014	691	$19.86
Granted	31	$25.49
Exercised	(185)	$15.57
Forfeited	(27)	$27.40

Outstanding at August 2, 2014	510	$21.35	4.1	$4,553

Exercisable at August 2, 2014	433	$20.47	3.3	$4,373

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$7,456	$4,739	$9,952	$7,237
Weighted average common shares for basic earnings per share	28,776	29,842	28,819	29,770
Dilutive effect of stock options and restricted stock	281	390	363	451

Weighted average common shares for diluted earnings per share	29,057	30,232	29,182	30,221

Basic earnings per share	$0.26	$0.16	$0.35	$0.24

Diluted earnings per share	$0.26	$0.16	$0.34	$0.24

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.2 million for the three and six months ended August 2, 2014 and 0.2 million and 0.3 million for the three and six months ended August 3, 2013.

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

Fiscal 2014 is the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. The first six months of fiscal 2014 was the 26-week period ended August 2, 2014. The first six months of fiscal 2013 was the 26-week period ended August 3, 2013.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue. Net sales include our store sales and our ecommerce sales. Net sales are allocated between store and ecommerce based on the location where the sale is fulfilled, which does not always represent where the customer originated the sale. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business. We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Therefore, our comparable sales also include our ecommerce sales. Changes in our comparable sales between two periods are based on net sales of store or ecommerce businesses which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable sales. Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales. As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Comparable sales. As previously described in detail under the caption “General,” comparable sales provide a measure of sales growth for stores and ecommerce businesses open at least one year over the comparable prior year period.

We consider comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll and store occupancy. Comparable sales also have a direct impact on our total net sales, operating profit, cash and working capital.

Gross profit. Gross profit measures whether we are optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of goods sold. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating profit. We view operating profit as a key indicator of our success. Operating profit is the difference between gross profit and selling, general and administrative expenses. The key drivers of operating profit are comparable sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures affecting depreciation expense.

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5	65.1	67.2	66.3

Gross profit	34.5	34.9	32.8	33.7
Selling, general and administrative expenses	27.9	29.9	28.3	29.8

Operating profit	6.6	5.0	4.5	3.9
Interest and other income, net	0.2	0.0	0.2	0.0

Earnings before income taxes	6.8	5.0	4.7	3.9
Provision for income taxes	2.6	2.0	1.8	1.5

Net income	4.2%	3.0%	2.9%	2.4%

Three Months (13 weeks) Ended August 2, 2014 Compared With Three Months (13 weeks) Ended August 3, 2013

Net Sales

Net sales were $176.7 million for the three months ended August 2, 2014 compared to $157.9 million for the three months ended August 3, 2013, an increase of $18.8 million or 11.9%. The increase reflected the net addition of 53 stores (58 new stores offset by five store closures) subsequent to August 3, 2013 and a comparable sales increase of 3.4% for the three months ended August 2, 2014.

The 3.4% increase in comparable sales was a result of a 22.2% increase in our comparable ecommerce sales and a 1.5% increase in our comparable store sales. Total ecommerce sales represented 9.6% of net sales for the three months ended August 2, 2014, compared to 8.8% of net sales for the three months ended August 3, 2013. The increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and an increase in average unit retail. Comparable sales increases in accessories, hardgoods, men’s clothing and junior’s clothing were partially offset by comparable sales decreases in footwear and boy’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $60.9 million for the three months ended August 2, 2014 compared to $55.1 million for the three months ended August 3, 2013, an increase of $5.8 million, or 10.5%. As a percent of net sales, gross profit decreased 40 basis points for the three months ended August 2, 2014 to 34.5%. The decrease was primarily driven by a 60 basis points decrease in our product margin, partially offset by efficiencies in our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $49.3 million for the three months ended August 2, 2014 compared to $47.3 million for the three months ended August 3, 2013, an increase of $2.0 million, or 4.3%. SG&A expenses as a percent of net sales decreased by 200 basis points for the three months ended August 2, 2014 to 27.9%. The decrease was primarily driven by a 100 basis points impact due to the leveraging of our corporate costs, a 70 basis points impact of expense recorded in the three months ended August 3, 2013 associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, as we did not record an expense associated with the future incentive payments in the three months ended August 2, 2014, and a 30 basis points impact due to the leveraging of our store operating expenses.

Provision for Income Taxes

Our effective income tax rate for the three months ended August 2, 2014 was 37.6% compared to 39.4% for the three months ended August 3, 2013. The decrease in the effective tax rate was primarily driven by the impact of non-taxable acquisition related expenses incurred in the three months ended August 3, 2013, a reduction of state and local income taxes and the impact of the valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries recorded in the three months ended August 3, 2013.

Net Income

Net income for the three months ended August 2, 2014 was $7.5 million, or $0.26 per diluted share, compared with net income of $4.7 million, or $0.16 per diluted share, for the three months ended August 3, 2013.

Six Months (26 weeks) Ended August 2, 2014 Compared With Six Months (26 weeks) Ended August 3, 2013

Net Sales

Net sales were $339.6 million for the six months ended August 2, 2014 compared to $306.4 million for the six months ended August 3, 2013, an increase of $33.2 million or 10.9%. The increase reflected the net addition of 53 stores (58 new stores offset by five store closures) subsequent to August 3, 2013 and a comparable sales increase of 2.6% for the six months ended August 2, 2014.

The 2.6% increase in comparable sales was a result of a 18.0% increase in our comparable ecommerce sales and a 0.8% increase in our comparable store sales. Total ecommerce sales represented 10.9% of net sales for the six months ended August 2, 2014, compared to 10.2% of net sales for the six months ended August 3, 2013. The increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable sales increases in accessories, hardgoods, junior’s clothing and men’s clothing were partially offset by comparable sales decreases in footwear and boy’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $111.4 million for the six months ended August 2, 2014 compared to $103.1 million for the six months ended August 3, 2013, an increase of $8.3 million, or 8.1%. As a percent of net sales, gross profit decreased 90 basis points for the six months ended August 2, 2014 to 32.8%. The decrease was primarily driven by a 90 basis points decrease in our product margin.

Selling, General and Administrative Expenses

SG&A expenses were $96.1 million for the six months ended August 2, 2014 compared to $91.2 million for the six months ended August 3, 2013, an increase of $4.9 million, or 5.4%. SG&A expenses as a percent of net sales decreased by 150 basis points for the six months ended August 2, 2014 to 28.3%. The decrease was primarily driven by a 70 basis points impact of expense recorded in the six months ended August 3, 2013 associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, as we did not record an expense associated with the future incentive payments in the six months ended August 2, 2014, and a 60 basis points impact due to the leveraging of our corporate costs.

Provision for Income Taxes

Our effective income tax rate for the six months ended August 2, 2014 was 37.5% compared to 39.3% for the six months ended August 3, 2013. The decrease in the effective tax rate was primarily driven by the impact of non-taxable acquisition related expenses incurred in the six months ended August 3, 2013, a reduction of state and local income taxes and the impact of the valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries recorded in the six months ended August 3, 2013.

Net Income

Net income for the six months ended August 2, 2014 was $10.0 million, or $0.34 per diluted share, compared with net income of $7.2 million, or $0.24 per diluted share, for the six months ended August 3, 2013.

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

During fiscal 2014, we expect to spend approximately $38 million to $40 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 56 new stores we plan to open in fiscal 2014 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2014 will not be different from the number of stores we plan to open, or that actual fiscal 2014 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities increased by $20.6 million to $30.5 million for the six months ended August 2, 2014 from $9.9 million for the six months ended August 3, 2013. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $13.1 million for the six months ended August 2, 2014, related to $18.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $5.2 million in net sales of marketable securities. Net cash used in investing activities was $5.7 million for the six months ended August 3, 2013, related to $14.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $8.8 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended August 2, 2014 was $15.1 million, primarily related to $19.6 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $3.5 million. Net cash used in financing activities for the six months ended August 3, 2013 was $2.4 million, primarily related to $4.3 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.0 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at August 2, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.3 million at August 2, 2014 and February 1, 2014. The secured revolving credit facility bears interest either at a fluctuating rate per annum equal to 1% above the Daily Three Month LIBOR rate or at a fixed rate of 1% above LIBOR in effect on the first day of an applicable fixed rate term.

Additionally, we have revolving lines of credit of up to 9.0 million Euro and other long-term debt, the proceeds of which are used to fund certain international operations. There was $1.1 million of borrowings outstanding under these revolving lines of credit at August 2, 2014 and no borrowings outstanding at February 1, 2014. The amount of borrowings under the other long-term debt was $1.8 million and $1.9 million at August 2, 2014 and February 1, 2014.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended August 2, 2014. The following table summarizes the total amount of future payments due under our contractual obligations at August 2, 2014 (in thousands):

	Total	Fiscal 2014	Fiscal 2015 and Fiscal 2016	Fiscal 2017 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$398,831	$29,337	$113,157	$96,480	$159,857
Purchase obligations (2)	154,847	154,847	—	—	—
Debt principal and interest (3)	3,000	1,324	629	491	556

Total (4)	$556,678	$185,508	$113,786	$96,971	$160,413

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include long-term debt principal and scheduled interest payments and borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($29.6 million, using the exchange rate as of August 2, 2014) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At August 2, 2014, we estimated that we will not be obligated for future incentive payments. See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.3 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At August 2, 2014, we did not have any off-balance sheet arrangements.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require continued due diligence efforts and there may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our private label merchandise, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all conflict minerals used in our private label merchandise, or if we are unable to certify that our products are “conflict free.”

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $30.9 million and $27.1 million for the six months ended August 2, 2014 and August 3, 2013. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $17.1 million and $15.5 million for the six months ended August 2, 2014 and August 3, 2013.

At August 2, 2014, we were committed to property owners for minimum lease payments of $398.8 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash plus cash equivalents, marketable securities and accounts receivable divided by the borrowings outstanding. Our accounts receivable and other rights to payment, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at August 2, 2014. There were no borrowings outstanding under the secured revolving credit facility at August 2, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.3 million at August 2, 2014 and February 1, 2014.

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

Sales from private label merchandise account for approximately 15% to 20% of our net sales and generally carry higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, could have a material adverse effect on our comparable sales, financial condition and results of operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At August 2, 2014, we had $91.4 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at August 2, 2014 has not significantly changed since February 1, 2014. Our market risk profile at February 1, 2014 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchases of our common stock made during the thirteen weeks ended August 2, 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 4, 2014—May 31, 2014 (2)	—	$24.33	—	$27,197
June 1, 2014—July 5, 2014	—	—	—	27,197
July 6, 2014—August 2, 2014	—	—	—	27,197

Total	—		—

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015.
(2)	Less than 1,000 shares were repurchased during the May 4, 2014 through May 31, 2014 period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3.2	Bylaws, as amended and restated May 21, 2014. [Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on May 23, 2014]

10.20	Zumiez Inc. 2014 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company on May 23, 2014]

10.21	Form of Restricted Stock Award Agreement and Terms of Conditions. [Incorporated by reference to Exhibit 10.21 to the Form 8-K filed by the Company on May 23, 2014]

10.22	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.22 to the Form 8-K filed by the Company on May 23, 2014]

10.23	Zumiez Inc. 2014 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.23 to the Form 8-K filed by the Company on May 23, 2014]

10.24	Form of Indemnification Agreement. [Incorporated by reference to Exhibit 10.24 to the Form 8-K filed by the Company on May 23, 2014]

10.25	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated July 9, 2014. [Incorporated by reference to Exhibit 10.25 to the Form 8-K filed by the Company on July 11, 2014]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 2, 2014 and February 1, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended August 2, 2014 and August 3, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 2, 2014 and August 3, 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 2, 2014 and August 3, 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2014 and August 3, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 10, 2014	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)