Form 10-Q
period 2014-11-01
Zumiez Inc
filed 2014-12-09
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2014

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

At December 2, 2014, there were 29,223,956 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 1, 2014	February 1, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,785	$19,634
Marketable securities	94,902	97,521
Receivables	14,638	10,294
Inventories	133,411	87,182
Prepaid expenses and other	12,451	10,021
Deferred tax assets	6,828	5,194

Total current assets	276,015	229,846
Fixed assets, net	140,364	127,343
Goodwill	60,551	64,195
Intangible assets, net	15,047	17,970
Long-term other assets	7,595	4,049

Total long-term assets	223,557	213,557
Total assets	$499,572	$443,403

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$61,394	$18,343
Accrued payroll and payroll taxes	10,131	10,581
Income taxes payable	3,762	4,696
Deferred rent and tenant allowances	7,176	6,478
Other liabilities	25,357	21,276

Total current liabilities	107,820	61,374
Long-term deferred rent and tenant allowances	43,264	37,658
Long-term deferred tax liabilities	1,622	4,649
Long-term debt and other liabilities	2,666	4,068

Total long-term liabilities	47,552	46,375

Total liabilities	155,372	107,749

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,225 shares issued and outstanding at November 1, 2014, 29,619 shares issued and outstanding at February 1, 2014	121,703	114,983
Accumulated other comprehensive income	(1,698)	4,710
Retained earnings	224,195	215,961

Total shareholders’ equity	344,200	335,654

Total liabilities and shareholders’ equity	$499,572	$443,403

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$213,341	$191,145	$552,982	$497,499
Cost of goods sold	135,481	120,356	363,677	323,618

Gross profit	77,860	70,789	189,305	173,881
Selling, general and administrative expenses	52,885	50,111	149,012	141,339

Operating profit	24,975	20,678	40,293	32,542
Interest income, net	147	171	475	544
Other income (expense), net	(220)	(587)	69	(907)

Earnings before income taxes	24,902	20,262	40,837	32,179
Provision for income taxes	9,175	8,402	15,158	13,082

Net income	$15,727	$11,860	$25,679	$19,097

Basic earnings per share	$0.54	$0.40	$0.89	$0.64

Diluted earnings per share	$0.54	$0.39	$0.88	$0.63

Weighted average shares used in computation of earnings per share:
Basic	28,857	29,895	28,832	29,806
Diluted	29,147	30,257	29,177	30,240

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$15,727	$11,860	$25,679	$19,097
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(5,764)	1,844	(6,408)	(801)
Net change in unrealized gain/loss on available-for-sale investments	(12)	49	—	(78)

Other comprehensive (loss) income, net	(5,776)	1,893	(6,408)	(879)

Comprehensive income	$9,951	$13,753	$19,271	$18,218

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	25,679	25,679
Other comprehensive loss, net	—	—	(6,408)	—	(6,408)
Issuance and exercise of stock-based compensation, including net tax benefit of $51	364	3,462	—	—	3,462
Stock-based compensation expense	—	3,258	—	—	3,258
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at November 1, 2014	29,225	$121,703	$(1,698)	$224,195	$344,200

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421
Net income	—	—	—	19,097	19,097
Other comprehensive loss, net	—	—	(879)	—	(879)
Issuance and exercise of stock-based compensation, including net tax benefit of $1,154	333	2,462	—	—	2,462
Stock-based compensation expense	—	4,773	—	—	4,773
Repurchase of common stock	(165)	—	—	(3,680)	(3,680)

Balance at November 2, 2013	30,282	$115,595	$5,131	$204,468	$325,194

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$25,679	$19,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,556	19,517
Deferred taxes	(4,735)	(2,365)
Stock-based compensation expense	3,258	4,773
Excess tax benefit from stock-based compensation	(558)	(1,154)
Other	431	1,228
Changes in operating assets and liabilities:
Receivables	(4,259)	(3,414)
Inventories	(47,703)	(49,206)
Prepaid expenses and other	(5,990)	(2,585)
Trade accounts payable	42,971	32,515
Accrued payroll and payroll taxes	(377)	(2,831)
Income taxes payable	(1,087)	(2,015)
Deferred rent and tenant allowances	6,355	5,856
Other liabilities	(1,106)	2,247

Net cash provided by operating activities	34,435	21,663

Cash flows from investing activities:
Additions to fixed assets	(28,972)	(27,179)
Purchases of marketable securities and other investments	(74,398)	(78,175)
Sales and maturities of marketable securities and other investments	75,652	73,674

Net cash used in investing activities	(27,718)	(31,680)

Cash flows from financing activities:
Proceeds from revolving credit facilities	6,056	—
Payments on long-term debt and revolving credit facilities	(2,874)	(233)
Repurchase of common stock	(19,557)	(4,310)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	3,411	1,308
Excess tax benefit from stock-based compensation	558	1,154

Net cash used in financing activities	(12,406)	(2,081)

Effect of exchange rate changes on cash and cash equivalents	(160)	(166)
Net decrease in cash and cash equivalents	(5,849)	(12,264)
Cash and cash equivalents, beginning of period	19,634	17,579

Cash and cash equivalents, end of period	$13,785	$5,315

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes, net of refunds	$20,931	$17,368
Accrual for purchases of fixed assets	5,046	5,514

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of action sports related apparel, footwear, accessories and hardgoods, focusing on skateboarding, snowboarding, surfing, motocross and bicycle motocross for young men and women. At November 1, 2014, we operated 602 stores; 551 in the United States (“U.S.”), 35 in Canada and 16 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The nine months ended November 1, 2014 and November 2, 2013 were 39-week periods.

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

Recent Accounting Standards— In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In June 2014, the FASB issued guidance which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance allows for a prospective adoption to all awards granted or modified after the effective date or retrospective adoption to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statement and to all new or modified awards thereafter. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance for the fiscal quarter ended August 2, 2014 and the adoption did not have a material impact on our condensed consolidated financial statements.

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

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allows us to enter into the European marketplace. In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($27.8 million using the exchange rate as of November 1, 2014) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($21.5 million) is payable in cash, while 5.0 million Euros ($6.3 million) is payable in shares of our common stock. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the condensed consolidated statements of income, and recognize this amount ratably over the term of service through April 2015. At November 1, 2014, we estimated we will not be obligated for future incentive payments. For the three and nine months ended November 2, 2013, we recorded an expense for future incentive payments of $1.1 million and $3.2 million based on our previous estimates.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	November 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,785	$—	$—	$13,785

Total cash and cash equivalents	13,785	—	—	13,785

Marketable securities:
State and local government securities	90,852	70	(195)	90,727
Variable-rate demand notes	5,000	—	—	5,000

Total marketable securities	$95,852	$70	$(195)	$95,727

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$94,902

	February 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,973	$—	$—	$17,973
Money market funds	1,211	—	—	1,211
State and local government securities	450	—	—	450

Total cash and cash equivalents	19,634	—	—	19,634

Marketable securities:
State and local government securities	72,968	64	(191)	72,841
Variable-rate demand notes	25,505	—	—	25,505

Total marketable securities	$98,473	$64	$(191)	$98,346

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$97,521

(1)	At November 1, 2014 and February 1, 2014, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 1, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	36,625	(19)	2,554	(176)	39,179	(195)

Total marketable securities	$36,625	$(19)	$2,554	$(176)	$39,179	$(195)

	February 1, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	26,637	(15)	2,081	(176)	28,718	(191)

Total marketable securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

We did not record a realized loss for other-than-temporary impairments during the nine months ended November 1, 2014 or November 2, 2013.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Minimum rent expense	$16,056	$14,129	$46,254	$40,537
Contingent rent expense	594	591	1,262	1,270

Total rent expense (1)	$16,650	$14,720	$47,516	$41,807

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $9.1 million and $26.2 million for the three and nine months ended November 1, 2014 and $8.2 million and $23.6 million for the three and nine months ended November 2, 2013.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at November 1, 2014 are as follows (in thousands):

Fiscal 2014	$15,031
Fiscal 2015	59,516
Fiscal 2016	57,810
Fiscal 2017	53,401
Fiscal 2018	47,551
Thereafter	170,202

Total (1)	$403,511

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At November 1, 2014, we had outstanding purchase orders to acquire merchandise from vendors of $140.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purports to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleges causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. The Court has not set a date for a hearing on class certification and has not set a trial date. A second putative class action lawsuit, Ruben Hernandez v. Zumiez Inc., was filed on September 3, 2013, alleging overlapping causes of action. On or about October 22, 2013, the class action allegations for the Hernandez case were dismissed without prejudice. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.3 million which is contingent upon the preliminary and final approval of the Court (the “Conditional Settlement”). The parties have negotiated and executed a formal settlement agreement that is subject to the Court’s approval. A motion for preliminary approval of the settlement was held on May 22, 2014 and was granted by the Court. A hearing was held on November 24, 2014 and the settlement was approved by the Court. The settlement was recorded in selling, general and administrative expenses on the condensed consolidated statements of income for the fiscal year ended February 1, 2014.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at November 1, 2014 and February 1, 2014 was $2.4 million and $1.7 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	November 1, 2014
	Level 1	Level 2	Level 3
Marketable securities:
State and local government securities	—	89,902	—
Variable-rate demand notes	—	5,000	—
Long-term other assets:
State and local government securities	—	—	825

Total	$—	$94,902	$825

	February 1, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,211	$—	$—
State and local government securities	—	450	—
Marketable securities:
State and local government securities	—	72,016	—
Variable-rate demand notes	—	25,505	—
Long-term other assets:
State and local government securities	—	—	825

Total	$1,211	$97,971	$825

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

There were no material assets measured at fair value on a nonrecurring basis for the nine months ended November 1, 2014 and November 2, 2013.

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

The following table summarizes common stock repurchase activity during the nine months ended November 1, 2014 (in thousands except average price per repurchased shares):

Number of shares repurchased	758
Average price per share of repurchased shares (with commission)	$23.03
Total cost of shares repurchased	$17,445

At November 1, 2014, there remains $27.2 million available to repurchase shares under the share repurchase program.

Accumulated Other Comprehensive Income—The component of accumulated other comprehensive income and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Three months ended November 1, 2014:
Balance at August 2, 2014	$4,146	$(68)	$4,078
Other comprehensive loss, net (1)	(5,764)	(12)	(5,776)

Balance at November 1, 2014	$(1,618)	$(80)	$(1,698)

Three months ended November 2, 2013:
Balance at August 3, 2013	$3,376	$(138)	$3,238
Other comprehensive income before reclassifications, net of tax (1)	1,844	29	1,873
Reclassifications recorded in:
Other income (expense), net	—	27	27
Provision for income taxes	—	(7)	(7)

Total reclassifications from accumulated other comprehensive income, net of taxes	—	20	20

Other comprehensive income, net	1,844	49	1,893

Balance at November 2, 2013	$5,220	$(89)	$5,131

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Nine months ended November 1, 2014:
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive loss, net (1)	(6,408)	—	(6,408)

Balance at November 1, 2014	$(1,618)	$(80)	$(1,698)

Nine months ended November 2, 2013:
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss before reclassifications, net of tax (1)	(801)	(102)	(903)
Reclassifications recorded in:
Other income (expense), net	—	30	30
Provision for income taxes	—	(6)	(6)

Total reclassifications from accumulated other comprehensive income, net of taxes	—	24	24

Other comprehensive loss, net	(801)	(78)	(879)

Balance at November 2, 2013	$5,220	$(89)	$5,131

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three and nine months ended November 1, 2014 and November 2, 2013 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended
	November 1, 2014	November 2, 2013
Dividend yield	—	—
Volatility rate	63.7%	66.4%
Weighted-average expected life (in years)	6.3	6.3
Weighted-average risk-free interest rate	1.9%	1.1%
Weighted-average fair value per share of stock options granted	$15.26	$15.07

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cost of goods sold	$268	$252	$783	$736
Selling, general and administrative expenses	884	1,356	2,475	4,037

Total stock-based compensation expense	$1,152	$1,608	$3,258	$4,773

At November 1, 2014, there was $6.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.2 years.

The following table summarizes restricted stock activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at February 1, 2014	361	$26.91
Granted	174	$25.63
Vested	(152)	$26.35
Forfeited	(33)	$27.15

Outstanding at November 1, 2014	350	$26.50	$11,692

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the quarter.

The following table summarizes stock option activity (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at February 1, 2014	691	$19.86
Granted	31	$25.49
Exercised	(198)	$14.94
Forfeited	(74)	$32.63

Outstanding at November 1, 2014	450	$20.31	4.1	$6,077

Exercisable at November 1, 2014	379	$19.19	3.2	$5,577

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$15,727	$11,860	$25,679	$19,097
Weighted average common shares for basic earnings per share	28,857	29,895	28,832	29,806
Dilutive effect of stock options and restricted stock	290	362	345	434

Weighted average common shares for diluted earnings per share	29,147	30,257	29,177	30,240

Basic earnings per share	$0.54	$0.40	$0.89	$0.64

Diluted earnings per share	$0.54	$0.39	$0.88	$0.63

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million for the three and nine months ended November 1, 2014 and 0.2 million for the three and nine months ended November 2, 2013.

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

Fiscal 2014 is the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. The first nine months of fiscal 2014 was the 39-week period ended November 1, 2014. The first nine months of fiscal 2013 was the 39-week period ended November 2, 2013.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5	63.0	65.8	65.0

Gross profit	36.5	37.0	34.2	35.0
Selling, general and administrative expenses	24.8	26.2	26.9	28.5

Operating profit	11.7	10.8	7.3	6.5
Interest and other income, net	—	(0.2)	—	—

Earnings before income taxes	11.7	10.6	7.3	6.5
Provision for income taxes	4.3	4.4	2.7	2.7

Net income	7.4%	6.2%	4.6%	3.8%

Three Months (13 weeks) Ended November 1, 2014 Compared With Three Months (13 weeks) Ended November 2, 2013

Net Sales

Net sales were $213.3 million for the three months ended November 1, 2014 compared to $191.1 million for the three months ended November 2, 2013, an increase of $22.2 million or 11.6%. The increase reflected the net addition of 54 stores (58 new stores offset by four store closures) subsequent to November 2, 2013 and a comparable sales increase of 3.7% for the three months ended November 1, 2014.

The 3.7% increase in comparable sales was a result of a 15.5% increase in our comparable ecommerce sales and a 2.2% increase in our comparable store sales. Total ecommerce sales represented 11.2% of net sales for the three months ended November 1, 2014, compared to 11.0% of net sales for the three months ended November 2, 2013. The increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and an increase in average unit retail. Comparable sales increases in hardgoods, junior’s clothing, men’s clothing and accessories were partially offset by comparable sales decreases in footwear and boy’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $77.9 million for the three months ended November 1, 2014 compared to $70.8 million for the three months ended November 2, 2013, an increase of $7.1 million, or 10.0%. As a percent of net sales, gross profit decreased 50 basis points for the three months ended November 1, 2014 to 36.5%. The decrease was primarily driven by a 50 basis points decrease in our product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $52.9 million for the three months ended November 1, 2014 compared to $50.1 million for the three months ended November 2, 2013, an increase of $2.8 million, or 5.5%. SG&A expenses as a percent of net sales decreased by 140 basis points for the three months ended November 1, 2014 to 24.8%. The decrease was primarily driven by a 60 basis points impact of a litigation settlement charge incurred in the three months ended November 2, 2013, a 60 basis points impact of expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato recorded in the three months ended November 2, 2013, as we did not record an expense associated with the future incentive payments in the three months ended November 1, 2014 and a 40 basis points impact due to the leveraging of our corporate costs.

Provision for Income Taxes

Our effective income tax rate for the three months ended November 1, 2014 was 36.8% compared to 41.5% for the three months ended November 2, 2013. The decrease in the effective tax rate was primarily driven by the impact of the valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries recorded in the three months ended November 2, 2013, the impact of non-taxable acquisition related expenses incurred in the three months ended November 2, 2013, and a reduction of state and local income taxes.

Net Income

Net income for the three months ended November 1, 2014 was $15.7 million, or $0.54 per diluted share, compared with net income of $11.9 million, or $0.39 per diluted share, for the three months ended November 2, 2013.

Nine Months (39 weeks) Ended November 1, 2014 Compared With Nine Months (39 weeks) Ended November 2, 2013

Net Sales

Net sales were $553.0 million for the nine months ended November 1, 2014 compared to $497.5 million for the nine months ended November 2, 2013, an increase of $55.5 million or 11.2%. The increase reflected the net addition of 54 stores (58 new stores offset by four store closures) subsequent to November 2, 2013 and a comparable sales increase of 3.0% for the nine months ended November 1, 2014.

The 3.0% increase in comparable sales was a result of a 17.0% increase in our comparable ecommerce sales and a 1.4% increase in our comparable store sales. Total ecommerce sales represented 11.0% of net sales for the nine months ended November 1, 2014, compared to 10.5% of net sales for the nine months ended November 2, 2013. The increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. Comparable sales increases in accessories, hardgoods, junior’s clothing and men’s clothing were partially offset by comparable sales decreases in footwear and boy’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $189.3 million for the nine months ended November 1, 2014 compared to $173.9 million for the nine months ended November 2, 2013, an increase of $15.4 million, or 8.9%. As a percent of net sales, gross profit decreased 80 basis points for the nine months ended November 1, 2014 to 34.2%. The decrease was primarily driven by a 80 basis points decrease in our product margin.

Selling, General and Administrative Expenses

SG&A expenses were $149.0 million for the nine months ended November 1, 2014 compared to $141.3 million for the nine months ended November 2, 2013, an increase of $7.7 million, or 5.4%. SG&A expenses as a percent of net sales decreased by 160 basis points for the nine months ended November 1, 2014 to 26.9%. The decrease was primarily driven by a 60 basis points impact of expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato recorded in the nine months ended November 2, 2013, as we did not record an expense associated with the future incentive payments in the nine months ended November 1, 2014, a 60 basis points impact due to the leveraging of our corporate costs, and a 30 basis point impact of a litigation settlement charge incurred in the nine months ended November 2, 2013.

Provision for Income Taxes Our effective income tax rate for the nine months ended November 1, 2014 was 37.1% compared to 40.7% for the nine months ended November 2, 2013. The decrease in the effective tax rate was primarily driven by the impact of the valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries recorded in the nine months ended November 2, 2013, the impact of non-taxable acquisition related expenses incurred in the nine months ended November 2, 2013, and a reduction of state and local income taxes.

Net Income

Net income for the nine months ended November 1, 2014 was $25.7 million, or $0.88 per diluted share, compared with net income of $19.1 million, or $0.63 per diluted share, for the nine months ended November 2, 2013.

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

Operating Activities

Net cash provided by operating activities increased by $12.8 million to $34.4 million for the nine months ended November 1, 2014 from $21.7 million for the nine months ended November 2, 2013. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $27.7 million for the nine months ended November 1, 2014, related to $29.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $1.3 million in net sales of marketable securities. Net cash used in investing activities was $31.7 million for the nine months ended November 2, 2013, related to $27.2 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $4.5 million in net purchases of marketable securities.

Financing Activities

Net cash used in financing activities for the nine months ended November 1, 2014 was $12.4 million, primarily related to $19.6 million cash paid for the repurchase of common stock, partially offset by net proceeds from revolving credit facilities and long-term debt of $3.2 million and proceeds from stock-based compensation exercises and related tax benefits of $4.0 million. Net cash used in financing activities for the nine months ended November 2, 2013 was $2.1 million, primarily related to $4.3 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.5 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at November 1, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.3 million at November 1, 2014 and February 1, 2014. The secured revolving credit facility bears interest either at a fluctuating rate per annum equal to 1% above the Daily Three Month LIBOR rate or at a fixed rate of 1% above LIBOR in effect on the first day of an applicable fixed rate term.

Additionally, we have revolving lines of credit of up to 9.0 million Euro, the proceeds of which are used to fund certain international operations. There were $4.8 million of borrowings outstanding under these revolving lines of credit at November 1, 2014 and no borrowings outstanding at February 1, 2014. We had open commercial letters of credit outstanding under these revolving lines of credit of $0.5 million at November 1, 2014 and none at February 1, 2014. There were also no borrowings under the other long-term debt at November 1, 2014 and $1.9 million at February 1, 2014.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended November 1, 2014. The following table summarizes the total amount of future payments due under our contractual obligations at November 1, 2014 (in thousands):

	Total	Fiscal 2014	Fiscal 2015 and Fiscal 2016	Fiscal 2017 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$403,511	$15,031	$117,326	$100,952	$170,202
Purchase obligations (2)	140,046	140,046	—	—	—
Line of credit obligations (3)	4,792	4,792	—	—	—

Total (4)	$548,349	$159,869	$117,326	$100,952	$170,202

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($27.8 million, using the exchange rate as of November 1, 2014) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At November 1, 2014, we estimated that we will not be obligated for future incentive payments. See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.3 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At November 1, 2014, we did not have any off-balance sheet arrangements.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $47.5 million and $41.8 million for the nine months ended November 1, 2014 and November 2, 2013. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $26.2 million and $23.6 million for the nine months ended November 1, 2014 and November 2, 2013.

At November 1, 2014, we were committed to property owners for minimum lease payments of $403.5 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash plus cash equivalents, marketable securities and accounts receivable divided by the borrowings outstanding. Our accounts receivable and other rights to payment, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at November 1, 2014. There were no borrowings outstanding under the secured revolving credit facility at November 1, 2014 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.5 million and $0.3 million at November 1, 2014 and February 1, 2014.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At November 1, 2014, we had $94.9 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at November 1, 2014 has not significantly changed since February 1, 2014. Our market risk profile at February 1, 2014 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 1, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the thirteen weeks ended November 1, 2014, less than 1,000 shares were forfeited by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

As of November 1, 2014, the maximum dollar value of shares that may yet be repurchased under our current share repurchase program was $27.2 million. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 1, 2014 and February 1, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended November 1, 2014 and November 2, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 1, 2014 and November 2, 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 1, 2014 and November 2, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2014 and November 2, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 9, 2014	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)