Form 10-K
period 2015-01-31
Zumiez Inc
filed 2015-03-17
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 1, 2014, was $602,237,794.

At March 6, 2015, there were 29,417,024 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 28, 2015, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2015 will be the 52 week period ending January 30, 2016. Fiscal 2014 was the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012. Fiscal 2010 was the 52-week period ending January 29, 2011.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez is a leading multi-channel specialty retailer of apparel, footwear, accessories and hardgoods rooted in youth culture as expressed through music, art, fashion and action sports lifestyle for young men and women. Zumiez Inc. was formed in August 1978 and is a Washington State corporation.

At January 31, 2015, we operated 603 stores; 550 in the United States (“U.S.”), 35 in Canada and 18 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during fiscal 2012. Blue Tomato is a multi-channel retailer for board sports and related apparel and footwear that operates primarily in the European marketplace.

We operate a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Our selling platforms bring the look and feel of an independent specialty shop by emphasizing the action sports lifestyle through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our selling platforms to appeal to teenagers and young adults and to serve as a destination for our customers. We believe that our distinctive selling platforms concepts and compelling economics will provide continued opportunities for growth in both new and existing markets.

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

Over our 36-year history, we have developed a corporate culture based on a passion for the action sports lifestyle. Our management philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity at the individual store associate level. We have increased our store count from 377 as of the end of fiscal 2009 to 603 as of the end of fiscal 2014, representing a compound annual growth rate of 9.8%; increased net sales from $407.6 million in fiscal 2009 to $811.6 million in fiscal 2014, representing a compound annual growth rate of 14.8%; and been profitable in every fiscal year of our 36-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept. We target a large population of young men and women, many of whom we believe are attracted to the action sports lifestyle and desire to promote their personal independence and style through the apparel, footwear and accessories they wear and the equipment they use. We believe that action sports is a permanent aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired image. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit and differentiates us in our market.

Differentiated Merchandising Strategy. We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant action sports brands encompassing apparel, footwear, accessories and hardgoods. The breadth of merchandise offered through our sales channels exceeds that offered by many other action sports specialty stores and includes some brands and products that are available only at our stores within many malls or shopping areas. The action sports lifestyle includes activities that are popular at different times throughout the year, providing us the opportunity to shift our merchandise selection seasonally. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the action sports season dictates. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

Deep-rooted Culture. We believe our culture and brand image enable us to successfully attract and retain high quality employees who are passionate and knowledgeable about the products we sell. We place great emphasis on customer service and satisfaction, and we have made this a defining feature of our corporate culture. To preserve our culture, we strive to promote from within and we provide our employees with the knowledge and tools to succeed through our comprehensive training programs and the empowerment to manage their stores to meet localized customer demand.

Distinctive Customer Experience. We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. We seek to attract knowledgeable store associates who identify with the action sports lifestyle and are able to offer superior customer service, advice and product expertise. We believe that our distinctive store environment and ecommerce experience enhances our image as a leading source for apparel and equipment for the action sports lifestyle.

Disciplined Operating Philosophy. We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level. Our comprehensive training programs are designed to provide our employees with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising teams’ immersion in the action sports lifestyle, supplemented with feedback from our customers, store associates and omni-channel leadership, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us better manage markdown and fashion risk.

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

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations. We believe that the action sports lifestyle has appeal that provides store expansion opportunities throughout the U.S. and internationally. During the last three fiscal years, we have opened or acquired 174 new stores consisting of 56 stores in fiscal 2014, 59 stores in fiscal 2013 and 59 stores in fiscal 2012. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 57 new stores in fiscal 2015, including stores in our existing markets and in new markets domestically and internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Continuing to Generate Sales Growth through Existing Channels. We seek to maximize our comparable sales by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We seek to continue to grow our ecommerce sales with a continued focus on enhancing and integrating the unique Zumiez and Blue Tomato brand experiences through this channel.

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

We believe that offering an extensive selection of current and relevant brands used and sometimes developed by professional action sports athletes is integral to our overall success. No single brand, including private label, accounted for more than 8.7%, 7.6% and 9.0% of our net sales in fiscal 2014, 2013 and 2012. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the action sports lifestyle is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2014, 2013 and 2012, our private label merchandise represented 19.9%, 17.7% and 16.9% of our net sales.

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

Stores

Store Locations. At January 31, 2015, we operated 603 stores in the following locations:

United States and Puerto Rico - 550 Stores
Alabama	1	Indiana	10	New Hampshire	6	South Carolina	3
Alaska	3	Iowa	4	New Jersey	20	South Dakota	2
Arizona	13	Kansas	3	New Mexico	5	Tennessee	6
Arkansas	2	Kentucky	2	New York	32	Texas	50
California	85	Louisiana	6	Nevada	9	Utah	14
Colorado	19	Maine	3	North Carolina	10	Vermont	1
Connecticut	9	Maryland	10	North Dakota	1	Virginia	13
Delaware	4	Massachusetts	11	Ohio	9	Washington	25
Florida	27	Michigan	9	Oklahoma	6	West Virginia	2
Georgia	9	Minnesota	11	Oregon	13	Wisconsin	14
Hawaii	6	Missouri	7	Pennsylvania	19	Wyoming	2
Idaho	6	Montana	5	Puerto Rico	1
Illinois	18	Nebraska	2	Rhode Island	2

Canada - 35 Stores
Alberta	5	New Brunswick	1
British Columbia	9	Nova Scotia	2
Manitoba	2	Ontario	16

Europe - 18 Stores
Austria	9
Germany	9

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2014	56	0	4	603
2013	59	0	6	551
2012	53	6	5	498

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, action sports lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent action sports specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the action sports season dictates. We believe that our store atmosphere enhances our image as a leading provider of action sports lifestyle merchandise.

At January 31, 2015, our stores averaged approximately 2,936 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2015, we plan on opening new stores with square footage similar to this average.

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

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. Domestically, our distribution center is located in Corona, California. At this facility, merchandise is inspected, allocated to stores, ticketed when necessary and distributed to our stores. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise.

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

Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe and we operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.

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

Competition

The teenage and young adult retail apparel, hardgoods, footwear and accessories industry is highly competitive. We compete with other retailers for vendors, customers, suitable store locations and qualified store associates and management personnel. In the softgoods market, which includes apparel, footwear and accessories, we currently compete with other teenage and young adult focused retailers. In addition, in the softgoods markets we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and ecommerce. In the hardgoods markets, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers that compete with us across a significant portion of our merchandising categories, such as local snowboard and skate shops; large-format sporting goods stores and chains and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that our ability to compete favorably with many of our competitors is due to our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2014, approximately 58% of our net sales occurred in the third and fourth quarters combined, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At January 31, 2015, we employed approximately 2,100 full-time and approximately 4,400 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

In fiscal 2011, we opened our first store locations in Canada and we plan to continue to open new stores in Canada. During fiscal 2012, we acquired Blue Tomato, which operates primarily in the European market, and we plan to open new stores in Europe in the future. We may continue to expand internationally, either organically, or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market. As a result, operations in international markets may be less successful than our operations in the U.S. Additionally, consumers in international markets may not be familiar with us and the brands we sell, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures. Although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

The regulatory requirements regarding conflict minerals could have a negative impact on our results of operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted required due diligence activities for the 2013 calendar year and filed our first Form SD report with the SEC in June 2014. While the conflict minerals rule continues in effect as adopted, there remains uncertainty regarding how the conflict minerals rule, and our compliance obligations, will be affected in the future. Specifically, the Court of Appeals for the D.C. Circuit largely upheld the conflict minerals rule in April 2014, but in November 2014, it granted the SEC’s and Amnesty International’s petitions for rehearing regarding certain disclosure requirements of the rule. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the conflict minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $72.5 million, $53.4 million and $50.0 million for fiscal 2014, 2013 and 2012. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $39.6 million, $32.0 million and $28.0 million for fiscal 2014, 2013 and 2012.

At January 31, 2015, we were committed to property owners for minimum lease payments of $423.8 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 31, 2015. There were no borrowings outstanding under the secured revolving credit facility at January 31, 2015 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at January 31, 2015 and February 1, 2014.

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

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal 2015 and fiscal 2016. We evaluated the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which we expect to raise our labor costs. While the majority of these costs will begin in fiscal 2015 and fiscal 2016, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At January 31, 2015, we had $138.2 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

All of our stores are occupied under operating leases and encompassed approximately 1.8 million total square feet at January 31, 2015.

We own approximately 356,000 square feet of land in Lynnwood, Washington, and completed construction of a 63,071 square foot global home office in fiscal 2012. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office. This lease is set to expire in 2017.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center. We lease 123,761 square feet of a facility in Edwardsville, Kansas that serves as our zumiez.com ecommerce fulfillment center. This lease is set to expire in 2022.

We lease a 82,064 square feet combined distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. This lease is set to expire in 2019. We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada. This lease is set to expire in 2018.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 31, 2015, there were 29,417,712 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2014	High	Low
First Fiscal Quarter (February 2, 2014—May 3, 2014)	$26.50	$20.68
Second Fiscal Quarter (May 4, 2014—August 2, 2014)	$30.75	$24.25
Third Fiscal Quarter (August 3, 2014—November 1, 2014)	$34.64	$27.21
Fourth Fiscal Quarter (November 2, 2013—January 31, 2015)	$41.81	$32.68

Fiscal 2013	High	Low
First Fiscal Quarter (February 3, 2013—May 4, 2013)	$30.32	$20.47
Second Fiscal Quarter (May 5, 2013—August 3, 2013)	$33.50	$26.67
Third Fiscal Quarter (August 4, 2013—November 2, 2013)	$30.18	$23.93
Fourth Fiscal Quarter (November 3, 2013—February 1, 2014)	$30.90	$21.01

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 30, 2010 and ending on January 31, 2015. The comparison assumes $100 was invested on January 30, 2010 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15
Zumiez	100.00	175.26	222.55	165.83	169.05	292.93
NASDAQ Composite	100.00	126.90	134.50	152.96	204.19	231.72
NASDAQ Retail Trade	100.00	128.20	143.05	176.27	219.05	232.39

Holders of the Company’s Capital Stock

We had 360 shareholders of record as of February 27, 2015.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In November 2012, we publicly announced that our Board of Directors authorized us to repurchase $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, we publicly announced that our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock. On December 4, 2013, our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 31, 2015, unless the time period is extended or shortened by the Board of Directors. On December 10, 2014 our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors. There were no purchases with respect to our common stock made during the thirteen weeks ended January 31, 2015.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2014 (1)	Fiscal 2013 (2)	Fiscal 2012 (3)	Fiscal 2011	Fiscal 2010 (4)
Statement of Operations Data (in thousands, except per share data):
Net sales	$811,551	$724,337	$669,393	$555,874	$478,849
Cost of goods sold	524,468	462,577	428,109	354,198	311,028

Gross profit	287,083	261,760	241,284	201,676	167,821
Selling, general and administrative expenses	215,512	188,918	172,742	141,444	130,454

Operating profit	71,571	72,842	68,542	60,232	37,367
Interest income, net	637	711	1,410	1,836	1,496
Other (expense) income, net	(557)	(1,589)	327	(379)	(8)

Earnings before income taxes	71,651	71,964	70,279	61,689	38,855
Provision for income taxes	28,459	26,016	28,115	24,338	14,652

Net income	$43,192	$45,948	$42,164	$37,351	$24,203

Earnings per share:
Basic	$1.50	$1.54	$1.37	$1.22	$0.81

Diluted	$1.47	$1.52	$1.35	$1.20	$0.79

Weighted average shares outstanding:
Basic	28,871	29,810	30,742	30,527	29,971
Diluted	29,288	30,206	31,273	31,119	30,794

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$154,644	$117,155	$103,172	$172,798	$128,801
Working capital (5)	198,316	168,472	146,115	197,927	155,400
Total assets	493,705	443,403	409,098	362,157	301,631
Total long-term liabilities	52,734	46,375	48,478	34,304	29,435
Total shareholders’ equity	359,524	335,654	303,421	272,277	226,735

Other Financial Data (in thousands, except gross margin and operating margin):
Gross margin (6)	35.4%	36.1%	36.0%	36.3%	35.0%
Operating margin (7)	8.8%	10.1%	10.2%	10.8%	7.8%
Capital expenditures	$35,758	$35,969	$41,070	$25,508	$29,124
Depreciation, amortization and accretion	$29,167	$26,596	$22,957	$19,744	$17,923

Company Data:
Number of stores open at end of period	603	551	498	444	400
Comparable sales increase (decrease) (8)	4.6%	(0.3%)	5.0%	8.7%	11.9%
Net sales per store (9) (in thousands)	$1,390	$1,366	$1,403	$1,303	$1,221
Total store square footage (10) (in thousands)	1,770	1,624	1,480	1,308	1,174
Average square footage per store (11)	2,936	2,947	2,961	2,945	2,935
Net sales per square foot (12)	$473	$462	$475	$443	$416

(1)	Included in the results for fiscal 2014 is a charge of $6.4 million for the expense associated with the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and an expense of $2.3 million of amortization of intangible assets.

(2)	Included in the results for fiscal 2013 are the following charges: a) a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis, b) a benefit of $2.6 million for the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, c) an expense of $2.3 million for the amortization of intangible assets, d) an expense of $1.3 million for a litigation settlement and e) a benefit of $0.4 million for the release of a valuation allowance to net operating losses in foreign subsidiaries.

(3)	Fiscal 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. In fiscal 2012, we acquired Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Additionally, included in the results for fiscal 2012 are the following charges: a) an expense of $2.3 million associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, b) an expense of $2.2 million related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato, c) an expense of $2.1 million associated with the relocation of our ecommerce fulfillment center and home office, d) an expense of $1.9 million in transaction costs incurred in conjunction with our acquisition of Blue Tomato and e) an expense of $1.3 million for the amortization of intangible assets.

(4)	Included in the results of fiscal 2010 are the following charges: a) an expense of $2.4 million associated with the relocation of our distribution center and b) an expense of $2.1 million for a litigation settlement. Additionally, we changed our estimate of the useful lives of our leasehold improvements and the effect of this change reduced depreciation expense by $4.2 million.

(5)	Working capital is defined as current assets minus current liabilities.

(6)	Gross margin represents gross profit divided by net sales.

(7)	Operating margin represents operating profit divided by net sales.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable sales.

(9)	Net sales per store represents net sales, including ecommerce sales, for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(10)	Total store square footage includes retail selling, storage and back office space at the end of the fiscal year.

(11)	Average square footage per store is calculated based on the total store square footage at the end of the fiscal year, including retail selling, storage and back office space, of all stores open at the end of the fiscal year.

(12)	Net sales per square foot represents net sales, including ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2014—A Review of This Past Year

Teen retail in general began fiscal 2014 in a challenging sales environment, with many mall based teen retailers seeing significant sales and earnings declines over the past couple of years. As the year progressed some signs of a stronger retail landscape began to appear, culminating with a considerably stronger fourth quarter. Coming into fiscal 2014 our sales performance continued to be lower than historical results and in the first quarter of the year we saw some margin erosion as we successfully cleaned up our inventory position following a tough Holiday season in the prior fiscal year. Comparable sales trends improved as the year progressed, particularly in the important fourth quarter, and for the year we achieved a comparable sales increase of 4.6%. As a leading lifestyle retailer we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience our sales associates provide. In addition, the investments and efforts we have made toward expanding our North America footprint, establishing a progressive omni-channel platform and international expansion are enhancing our sales results.

In 2014 we continued to fund our growth initiatives with a focus on long-term returns. These investments included continued expansion of our stores in North America, technology enhancements, fortifying our commerce platform through further upgrades to our digital infrastructure, and the ongoing build out of our European operations. In North America we opened 50 stores made up of 43 in the U.S. and 7 in Canada, and in Europe we opened 6 stores bringing our total stores count to 603. Additionally we made further progress across our omni-channel initiatives, enhancing our customers sales experience by serving them better whenever and wherever they want to interact with us.

The following table shows net sales, operating profit and margin and diluted earnings per share for fiscal 2014 compared to fiscal 2013. The fiscal 2014 results include $8.7 million of charges associated with the acquisition of Blue Tomato made up of $6.4 million for future incentive payments related to the transaction and $2.3 million for the amortization of intangible assets. The fiscal 2013 results include a $2.7 million benefit for the correction of a prior year error related to our calculation to account for rent expense on a straight-line basis, a $1.3 million expense for a litigation settlement, and charges associated with the acquisition of Blue Tomato netting to a benefit of $0.1 million primarily related to a $2.6 million benefit for the reversal of the previously recorded expense associated with future incentive payments related to the transaction, offset by $2.3 million for the amortization of intangible assets.

	Fiscal 2014	Fiscal 2013	% Change
Net sales (in thousands)	$811,551	$724,337	12%
Operating profit (in thousands)	$71,571	$72,842	-2%
Operating margin	8.8%	10.1%
Diluted earnings per share	$1.47	$1.52	-3%

The increase in net sales was primarily driven by the net addition of 52 stores (56 new stores offset by four store closures) and a 4.6% comparable sales increase. The increase in comparable sales was driven by an increase in transactions and an increase in dollars per transaction. Dollars per transaction increased primarily due to an increase in units per transaction and a slight increase in average unit retail. Operating margin was down in fiscal 2014 compared to fiscal 2013 primarily as a result of the charges discussed above and a slight decrease in product margin for the year offset slightly by leveraging operating costs on a 12.0% sales increase.

Fiscal 2015—A Look At the Upcoming Year

We enter fiscal 2015 with some sales momentum, having achieved an 8.3% comparable sales increase in fiscal fourth quarter 2014. While we are encouraged with the improved performance, there is not enough evidence to suggest this is the beginning of a sustained retail trend. As such we remain cautious on our expectations for fiscal 2015 although we do believe sales, including comparable sales, and earnings will increase for the year. Our focus will be on continued execution of our proven strategies as well as investments centered on long-term quality growth. These investments will largely be focused on continued store growth, both domestic and international, and further enhancements across the business to support our omni-channel capabilities. In fiscal 2015, excluding costs associated with the acquisition of Blue Tomato, we expect our cost structure will grow at a similar rate to fiscal 2014.

Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on our growth initiatives while managing our cost structure. Our primary growth vehicles in both our domestic and international markets are:

1.	Initiatives that drive comparable sales gains;
2.	Opening high return new stores;
3.	Ecommerce penetration; and
4.	Omni-channel initiatives.

In fiscal 2015, we are expecting total sales to increase driven in part by an increase in comparable sales, recognizing that our performance can be impacted by a variety of factors including external influences. We are also planning sales growth from the opening of approximately 57 new stores, including approximately six stores in Europe. It is our goal to run quality sales gains and expect gross margins to have some fluctuation quarter to quarter but generally remain in-line with fiscal 2014. We will make further investments in people and infrastructure and expect earnings to increase. We anticipate inventory levels per square foot to be flat or grow slightly. We expect our cash, short-term investments and working capital to increase, and do not anticipate any new borrowings during the year.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles, future incentive payments, and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.6%	63.9%	64.0%

Gross profit	35.4%	36.1%	36.0%
Selling, general and administrative expenses	26.6%	26.0%	25.8%

Operating profit	8.8%	10.1%	10.2%
Interest and other (expenses)/income, net	0.0%	(0.2%)	0.3%

Earnings before income taxes	8.8%	9.9%	10.5%
Provision for income taxes	3.5%	3.6%	4.2%

Net income	5.3%	6.3%	6.3%

Fiscal 2014 Results Compared With Fiscal 2013

Net Sales

Net sales were $811.6 million for fiscal 2014 compared to $724.3 million for fiscal 2013, an increase of $87.2 million or 12.0%. The increase reflected the net addition of 52 stores (made up of 50 new stores in North America and six new stores in Europe offset by four store closures in North America) and a $33.2 million increase due to comparable sales for fiscal 2014. By region, North America sales increased $71.5 million or 10.6% and European sales increased $15.7 million or 32.4% during fiscal 2014 compared to fiscal 2013.

The 4.6% increase in comparable sales was primarily driven by an increase in comparable transactions and dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and an increase in average unit retail. Comparable sales increases in hardgoods, accessories, junior’s apparel, and men’s apparel were partially offset by a comparable sales decrease in footwear. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $287.1 million for fiscal 2014 compared to $261.8 million for fiscal 2013, an increase of $25.3 million, or 9.7%. As a percentage of net sales, gross profit decreased 70 basis points in fiscal 2014 to 35.4%. The decrease was primarily driven by a 40 basis points benefit from the correction of an error in our calculation to account for rent expense recorded in fiscal 2013, 30 basis point decrease in product margin, 10 basis point impact due to deleveraging of our store occupancy costs, and 10 basis points impact of the increase in ecommerce related costs due to growth in ecommerce sales as a percentage of total sales. These decreases were partially offset by 20 basis points impact due to distribution center efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $215.5 million for fiscal 2014 compared to $188.9 million for fiscal 2013, an increase of $26.6 million, or 14.0%. SG&A expenses as a percent of net sales increased by 60 basis points in fiscal 2014 to 26.6%. The increase was primarily driven by a 110 basis points impact from the expense associated with the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and 10 basis point impact due to an increase in incentive compensation. These increases were partially offset by a 40 basis point impact due to corporate costs savings, and 20 basis points impact due to a litigation settlement charge incurred in fiscal 2013. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our future incentive payments.

Net Income

Net income for fiscal 2014 was $43.2 million, or $1.47 per diluted share, compared with net income of $45.9 million, or $1.52 per diluted share, for fiscal 2013. Our effective income tax rate for fiscal 2014 was 39.7% compared to 36.1% for fiscal 2013. The increase in the effective tax rate for fiscal 2014 compared to fiscal 2013 was primarily due to the tax impact on the estimated future incentive payments in fiscal 2013 and 2014 and the release of valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries in fiscal 2013.

Fiscal 2013 Results Compared With Fiscal 2012

Net Sales

Fiscal 2013 had 52 weeks versus 53 weeks in fiscal 2012. Net sales numbers for fiscal 2012 include an additional week and fiscal 2013 comparable sales are compared to the comparable sales for the 52 weeks ended February 2, 2013. Net sales were $724.3 million for fiscal 2013 compared to $669.4 million for fiscal 2012, an increase of $54.9 million or 8.2%. The increase reflected the net addition of 53 stores (made up of 53 new stores in North America and six new stores in Europe offset by six store closures in North America) and Blue Tomato sales during fiscal 2013 that were not comparable to the prior year, partially offset by a $9.3 million decrease due to the impact of the 53rd week included in fiscal 2012 results and a $1.7 million decrease due to comparable sales for fiscal 2013. By region, North America sales increased $35.2 million and European sales increased $19.7 million during fiscal 2013 compared to fiscal 2012.

The 0.3% decrease in comparable sales was primarily driven by increasing due to Blue Tomato ecommerce sales that were not comparable to the prior year and the growth in comparable ecommerce sales mentioned above. The decrease in comparable sales was primarily driven by a decline in comparable transactions, partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail due to changes in sales product mix. Comparable sales decreases in men’s apparel, footwear and boy’s apparel were partially offset by comparable sales increases in junior’s apparel, hardgoods and accessories. For information as to how we define comparable sales, see “General” above.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $188.9 million for fiscal 2013 compared to $172.7 million for fiscal 2012, an increase of $16.2 million, or 9.4%. SG&A expenses as a percent of net sales increased by 20 basis points in fiscal 2013 to 26.0%. The increase was primarily driven by a 60 basis points impact of the increase in ecommerce corporate costs due to the growth and investments in our ecommerce business as a percent of total sales, a 40 basis points impact due to the deleveraging of our store operating expenses, a 20 basis points impact due to the deleveraging of our corporate costs and a 20 basis points impact of a litigation settlement charge incurred in fiscal 2013. These increases were partially offset by a 70 basis points impact of the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, a 30 basis points benefit due to prior year costs related to transaction costs incurred in conjunction with our acquisition of Blue Tomato and a 20 basis point impact due to a decrease in incentive compensation. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our future incentive payments.

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

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except stores and per share data)
Net sales	$162,932	$176,709	$213,341	$258,569
Gross profit	$50,533	$60,912	$77,860	$97,778
Operating profit	$3,713	$11,605	$24,975	$31,278
Net income	$2,496	$7,456	$15,727	$17,513
Basic earnings per share	$0.09	$0.26	$0.54	$0.60
Diluted earnings per share	$0.09	$0.26	$0.54	$0.60
Number of stores open at the end of the period	558	582	602	603
Comparable sales increase (decrease)	1.8%	3.4%	3.7%	8.3%

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
	(in thousands, except stores and per share data)
Net sales	$148,496	$157,858	$191,145	$226,838
Gross profit	$47,972	$55,120	$70,789	$87,879
Operating profit	$4,029	$7,835	$20,678	$40,300
Net income	$2,498	$4,739	$11,860	$26,851
Basic earnings per share	$0.08	$0.16	$0.40	$0.90
Diluted earnings per share	$0.08	$0.16	$0.39	$0.89
Number of stores open at the end of the period	503	529	548	551
Comparable sales (decrease) increase	(0.7%)	0.9%	1.5%	(2.2%)

(1)	Included in the results for the fourth quarter of fiscal 2014 is $6.4 million expense associated with the estimated future incentive payments to be paid in conjunction with our acquisition of Blue Tomato.
(2)	Included in the results for the fourth quarter of fiscal 2013 are the following: a) a benefit of $5.8 million, of which $2.6 million related to prior fiscal years, for the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and b) a benefit of $3.3 million, of which $2.7 million related to prior fiscal years, representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.

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

At January 31, 2015 and February 1, 2014, cash, cash equivalents and current marketable securities were $154.6 million and $117.2 million. Working capital, the excess of current assets over current liabilities, was $198.3 million at the end of fiscal 2014, an increase of 17.7% from $168.5 million at the end of fiscal 2013. The increase in cash, cash equivalents and current marketable securities in fiscal 2014 were due primarily to cash provided by operating activities of $89.9 million, partially offset by capital expenditures of $35.8 million due primarily to the opening of 56 new stores in fiscal 2014 and the $19.6 million repurchase of common stock.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

Operating Activities

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total cash provided by (used in)
Operating activities	$89,937	$66,894	$66,225
Investing activities	(73,873)	(49,619)	(41,079)
Financing activities	(13,933)	(15,233)	(22,519)
Effect of exchange rate changes on cash and cash equivalents	(903)	13	173

Increase in cash and cash equivalents	$1,228	$2,055	$2,800

Net cash provided by operating activities increased by $23.0 million in fiscal 2014 to $89.9 million from $66.9 million in fiscal 2013. Net cash provided by operating activities increased by $0.7 million in fiscal 2013 to $66.9 million from $66.2 million in fiscal 2012. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $73.9 million in fiscal 2014 related to $35.8 of capital expenditures primarily for new store openings and existing store remodels or relocations and $38.1 million in net purchases of marketable securities. Net cash used in investing activities was $49.6 million in fiscal 2013 related to $36.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $13.6 million in net purchases of marketable securities and other investments. Net cash used in investing activities was $41.1 million in fiscal 2012 primarily related to $69.7 million cash paid (net of cash acquired) for the acquisition of Blue Tomato and $41.1 million of capital expenditures primarily for new store openings, existing store remodels or relocations and the construction of our new home office building in Lynnwood, Washington, partially offset by $70.7 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities in fiscal 2014 was $13.9 million, related to $19.6 million cash paid for repurchase of common stock and $2.1 million of net payments on long tem debt, revolving credit facilities, and other liabilities, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $7.7 million. Net cash used in financing activities in fiscal 2013 was $15.2 million, primarily related to $17.6 million cash paid for repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.6 million. Net cash used in financing activities in fiscal 2012 was $22.5 million, primarily related to $25.2 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $3.0 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at January 31, 2015 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.3 million at January 31, 2015 and February 1, 2014. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, we have revolving lines of credit of up to 9.0 million Euros and other long-term debt, the proceeds of which are used to fund certain international operations. There were no borrowings outstanding under these revolving lines of credit at January 31, 2015 and February 1, 2014. There were no borrowings under the other long-term debt at January 31, 2015 and $1.9 million at February 1, 2014.

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

During fiscal 2014, we spent $35.8 million on capital expenditures, which consisted of $31.5 million of costs related to investment in 56 new stores and 19 remodeled or relocated stores, $1.7 million associated with improvements to our websites and $2.6 million in other improvements.

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

In fiscal 2015, we expect to spend approximately $39 million to $41 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 57 new stores we plan to open in fiscal 2015 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2015 will not be different from the number of stores we plan to open, or that actual fiscal 2015 capital expenditures will not differ from this expected amount.

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

A 10% decrease in the sales price of our inventory at January 31, 2015 would have decreased net income by $0.1 million in fiscal 2014.

A 10% increase in actual physical inventory shrinkage rate at January 31, 2015 would have decreased net income by $0.2 million in fiscal 2014.

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

A 10% increase in our sales return reserve at January 31, 2015 would have decreased net income by $0.1 million in fiscal 2014.

A 10% increase in our unredeemed gift card breakage life at January 31, 2015 would have decreased net income by $0.3 million in fiscal 2014.

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

	Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and estimating the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows and other inputs. These calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe based on our assessment discussed above our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Future Incentive Payments

In conjunction with our acquisition of Blue Tomato in fiscal 2012, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($25.0 million, using the exchange rate as of January 31, 2015) to the extent that certain financial metrics are met for the fiscal year ending April 30, 2015 and the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros ($25.0 million) future incentive payments, 17.1 million Euros ($19.4 million) is payable in cash, while 5.0 million Euros ($5.7 million) is payable in shares of our common stock. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.	Our future incentive payments calculation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future Blue Tomato performance, including forecasting future sales, gross profit, operating expenses, number of new stores and capital expenditures.	At January 31, 2015, we estimated that we will be obligated for future incentive payments of 6.0 million Euros ($6.8 million) of which 3.0 million ($3.4 million) is payable in cash and 3.0 million ($3.4 million) is payable in shares of common stock. Although management believes that the judgments and estimates related to the future incentive payments are probable at January 31, 2015, actual results through the end of the performance period could differ and we may be exposed to losses or gains related to the future incentive payments.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2014. The following table summarizes the total amount of future payments due under our contractual obligations at January 31, 2015 (in thousands):

	Total	Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Fiscal 2019	Thereafter
Operating lease obligations (1)	$423,764	$61,452	$116,311	$94,528	$151,473
Purchase obligations (2)	192,949	192,949	—	—	—

Total (3)	$616,713	$254,401	$116,311	$94,528	$151,473

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	The table above excludes the potential future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($25.0 million, using the exchange rate as of January 31, 2015) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. At January 31, 2015, we estimated that we will be obligated for future incentive payments of 6.0 million ($6.8 million) of which 3.0 million ($3.4 million) to be paid in cash and 3.0 million ($3.4 million) to be paid in common stock. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.5 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At January 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-

term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2014, our net income would have decreased by $0.1 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term marketable securities balances and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit lines. To the extent we borrow under this revolving credit lines, we are exposed to the market risk related to changes in interest rates. At January 31, 2015, we had no borrowings outstanding under revolving lines of credit and other long-term debt.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 31, 2015 and February 1, 2014, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015, and our report dated March 17, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 17, 2015

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2015 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 31, 2015 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2014 and 2013” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2015 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 17, 2015

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2015	February 1, 2014
Assets
Current assets
Cash and cash equivalents	$20,862	$19,634
Marketable securities	133,782	97,521
Receivables	12,653	10,294
Inventories	93,850	87,182
Prepaid expenses and other	11,651	10,021
Deferred tax assets	6,965	5,194

Total current assets	279,763	229,846
Fixed assets, net	135,642	127,343
Goodwill	55,852	64,195
Intangible assets, net	13,062	17,970
Long-term other assets	9,386	4,049

Total long-term assets	213,942	213,557
Total assets	$493,705	$443,403

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$32,094	$18,343
Accrued payroll and payroll taxes	13,047	10,581
Income taxes payable	4,651	4,696
Deferred rent and tenant allowances	7,083	6,478
Other liabilities	24,572	21,276

Total current liabilities	81,447	61,374
Long-term deferred rent and tenant allowances	42,553	37,658
Long-term deferred tax liabilities	5,738	4,649
Long-term debt and other liabilities	4,443	4,068

Total long-term liabilities	52,734	46,375

Total liabilities	134,181	107,749

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,418 shares issued and outstanding at January 31, 2015 and 29,619 shares issued and outstanding at February 1, 2014	129,094	114,983
Accumulated other comprehensive income	(11,278)	4,710
Retained earnings	241,708	215,961

Total shareholders’ equity	359,524	335,654

Total liabilities and shareholders’ equity	$493,705	$443,403

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$811,551	$724,337	$669,393
Cost of goods sold	524,468	462,577	428,109

Gross profit	287,083	261,760	241,284
Selling, general and administrative expenses	215,512	188,918	172,742

Operating profit	71,571	72,842	68,542
Interest income, net	637	711	1,410
Other (expense) income, net	(557)	(1,589)	327

Earnings before income taxes	71,651	71,964	70,279
Provision for income taxes	28,459	26,016	28,115

Net income	$43,192	$45,948	$42,164

Basic earnings per share	$1.50	$1.54	$1.37

Diluted earnings per share	$1.47	$1.52	$1.35

Weighted average shares used in computation of earnings per share:
Basic	28,871	29,810	30,742
Diluted	29,288	30,206	31,273

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$43,192	$45,948	$42,164
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(15,995)	(1,231)	6,040
Net change in unrealized gain/loss on available-for-sale investments	7	(69)	(165)

Other comprehensive (loss) income, net	(15,988)	(1,300)	5,875

Comprehensive income	$27,204	$44,648	$48,039

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at January 28, 2012	31,170	$99,412	$135	$172,730	$272,277

Net income	—	—	—	42,164	42,164
Other comprehensive income, net	—	—	5,875	—	5,875
Issuance and exercise of stock-based compensation, including net tax benefit of $2,094	209	2,952	—	—	2,952
Stock-based compensation expense	—	5,996	—	—	5,996
Repurchase of common stock	(1,265)	—	—	(25,843)	(25,843)

Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421

Net income	—	—	—	45,948	45,948
Other comprehensive income, net	—	—	(1,300)	—	(1,300)
Issuance and exercise of stock-based compensation, including net tax benefit of $1,232	344	2,529	—	—	2,529
Stock-based compensation expense	—	4,094	—	—	4,094
Repurchase of common stock	(839)	—	—	(19,038)	(19,038)

Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654

Net income	—	—	—	43,192	43,192
Other comprehensive loss, net	—	—	(15,988)	—	(15,988)
Issuance and exercise of stock-based compensation, including net tax benefit of $1,355	557	6,591	—	—	6,591
Stock-based compensation expense	—	7,520	—	—	7,520
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$43,192	$45,948	$42,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	29,167	26,596	22,957
Deferred taxes	(610)	(978)	(1,630)
Stock-based compensation expense	7,520	4,094	5,996
Excess tax benefit from stock-based compensation	(1,355)	(1,232)	(2,094)
Lease termination costs	(55)	405	1,397
Other	1,164	1,842	389
Changes in operating assets and liabilities:
Receivables	(2,990)	(739)	(2,568)
Inventories	(10,850)	(9,968)	(2,987)
Prepaid expenses and other	(4,702)	(1,789)	(1,125)
Trade accounts payable	14,744	1,714	(5,626)
Accrued payroll and payroll taxes	2,718	(426)	1,207
Income taxes payable	(23)	(1,484)	1,843
Deferred rent and tenant allowances	5,937	2,367	5,469
Other liabilities	6,080	544	833

Net cash provided by operating activities	89,937	66,894	66,225

Cash flows from investing activities:
Additions to fixed assets	(35,758)	(35,969)	(41,070)
Acquisitions, net of cash acquired	—	—	(70,711)
Purchases of marketable securities and other investments	(125,971)	(124,129)	(121,003)
Sales and maturities of marketable securities and other investments	87,856	110,479	191,705

Net cash used in investing activities	(73,873)	(49,619)	(41,079)

Cash flows from financing activities:
Proceeds from long-term debt and revolving credit facilities	6,943	4,182	—
Payments on long-term debt, revolving credit facilities, and other liabilities	(9,009)	(4,488)	(258)
Repurchase of common stock	(19,557)	(17,556)	(25,213)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	6,335	1,397	858
Excess tax benefit from stock-based compensation	1,355	1,232	2,094

Net cash used in financing activities	(13,933)	(15,233)	(22,519)

Effect of exchange rate changes on cash and cash equivalents	(903)	13	173
Net increase in cash and cash equivalents	1,228	2,055	2,800
Cash and cash equivalents, beginning of period	19,634	17,579	14,779

Cash and cash equivalents, end of period	$20,862	$19,634	$17,579

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$28,770	$28,105	$27,840
Accrual for purchases of fixed assets	2,372	1,491	1,942
Accrual for repurchase of common stock	—	2,112	630

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of apparel, footwear, accessories and hardgoods rooted in youth culture as expressed through music, art, fashion and action sports lifestyle for young men and women. At January 31, 2015, we operated 603 stores; 550 in the United States (“U.S.”), 35 in Canada and 18 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal years ended January 31, 2015 and February 1, 2013 were 52-week periods. The fiscal year ended February 2, 2013 was a 53-week period.

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

Inventories—Merchandise inventories are valued at the lower of cost or fair market value. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. We have reserved for inventory at January 31, 2015 and February 1, 2014 in the amounts of $3.7 million and $2.9 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

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

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon estimated delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption patterns. For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, we recorded net sales related to gift card breakage income of $0.9 million, $0.8 million and $0.7 million. Revenue is recorded net of estimated and actual sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at January 31, 2015 and February 1, 2014 was $2.0 million and $1.6 million.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $9.4 million, $8.7 million and $6.0 million for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

Future Incentive Payments—In conjunction with our acquisition of Blue Tomato during the fiscal year ended February 2, 2013, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($25.0 million, using the exchange rate as of January 31, 2015) to the extent that certain financial metrics are met and the sellers and certain employees remain employed with Blue Tomato through April 2015. We estimate future incentive payments based on internal projections of future Blue Tomato financial performance.

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

Dividend yield—We do not have plans to pay dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	63.7%	66.4%	66.7%
Weighted-average expected life (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	1.9%	1.1%	1.1%
Weighted-average fair value per share of stock options granted	$15.26	$15.07	$19.40

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

Recently Adopted Accounting Standards— In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued guidance which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance allows for a prospective adoption to all awards granted or modified after the effective date or retrospective adoption to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statement and to all new or modified awards thereafter. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance for the fiscal quarter ended August 2, 2014 and the adoption did not have a material impact on our consolidated financial statements.

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

In addition, there is the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($25.0 million, using the exchange rate as of January 31, 2015) to the extent that certain financial metrics are met related to (i) the obtainment of certain EBITDA performance of Blue Tomato for the twelve months ending April 30, 2015 and (ii) the opening and performance of certain defined incremental stores in the European market by April 30, 2015. The payout of the financial incentive payments requires that the sellers and certain employees remain employed with Blue Tomato through April 30, 2015. Of the 22.1 million Euros future incentive payments, 17.1 million Euros ($19.4 million) is payable in cash, while 5.0 million Euros ($5.7 million) is payable in shares of our common stock. Our future incentive payments calculation requires estimates of future Blue Tomato performance, including forecasting future sales, gross profit, operating expenses, number of new stores and capital expenditures. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the consolidated statements of income, and recognize this amount ratably over the term of service through April 2015.

At January 31, 2015, we estimated that it was probable that Blue Tomato will achieve the metrics related to the opening and performance of certain defined incremental stores and we will be obligated to pay 6.0 million Euros ($6.8 million) for future incentive payments of which 3.0 million Euros ($3.4 million) will be payable in cash and 3.0 million Euros ($3.4 million) will be payable in shares of our common stock. This was primarily due to strong performance in the European operations, driven by a $15.7 million or 32.4% increase in net sales during fiscal 2014 compared to fiscal 2013, increased performance of certain incremental stores, and strengthening macro-economic factors. Our Blue Tomato operations are seasonal, with the largest portion of net sales and net income occurring in the fourth fiscal quarter. As a result of strong performance in the fourth quarter of fiscal 2014, driven by sales of winter related goods, we estimated at January 31, 2015 that the Blue Tomato business will achieve the metrics related to the opening and performance of certain defined incremental stores. For the fiscal year ended January 31, 2015, we recorded an expense for future incentive payments of $6.4 million.

At February 1, 2014, we estimated that we would not be obligated for future incentive payments and reversed $5.8 million of previously recorded expense associated with the future incentive payments. We determined in the fourth quarter of fiscal 2013 based on the internal projections, which considered historical performance, forecasted store openings and macro-economic factors, that the financial metrics were not expected to be met to achieve the payout of the financial incentive payments. Due to the difficult retail environment in fiscal 2013 and the fiscal 2014 outlook, we did not anticipate we would be obligated to pay a portion of the future incentive payments. For the fiscal year ended February 2, 2013, we recorded an expense for future incentive payments of $2.3 million.

4. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of February 2, 2013	$64,576
Effects of foreign currency translation	(381)

Balance as of February 1, 2014	64,195
Effects of foreign currency translation	(8,343)

Balance as of January 31, 2015	$55,852

There was no impairment of goodwill for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$12,226	$—	$12,226
Intangible assets subject to amortization:
Developed technology	3,396	2,925	471
Customer relationships	2,516	2,151	365

Total intangible assets	$18,138	$5,076	$13,062

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,615	$—	$14,615
Intangible assets subject to amortization:
Developed technology	4,060	2,143	1,917
Customer relationships	3,008	1,570	1,438

Total intangible assets	$21,683	$3,713	$17,970

There was no impairment of intangible assets for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

Amortization expense of intangible assets for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2015 was $2.3 million, $2.3 million and $1.3 million. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income. The future amortization expense of intangible assets will be $0.8 million in fiscal 2015.

5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,251	$—	$—	$10,251
Money market funds	7,061	—	—	7,061
State and local government securities	3,550	—	—	3,550

Total cash and cash equivalents	20,862	—	—	20,862

Marketable securities:
State and local government securities	102,888	73	(186)	102,775
Variable-rate demand notes	31,830	—	—	31,830

Total marketable securities	$134,718	$73	$(186)	$134,605

Less: Long-term marketable securities (1)				(823)

Total current marketable securities				$133,782

	February 1, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,973	$—	$—	$17,973
Money market funds	1,211	—	—	1,211
State and local government securities	450	—	—	450

Total cash and cash equivalents	19,634	—	—	19,634

Marketable securities:
State and local government securities	72,968	64	(191)	72,841
Variable-rate demand notes	25,505	—	—	25,505

Total marketable securities	$98,473	$64	$(191)	$98,346

Less: Long-term marketable securities (1)				(825)

Total current marketable securities				$97,521

(1)	At January 31, 2015 and February 1, 2014, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 31, 2015
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

Total marketable securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

	February 1, 2014
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

Total marketable securities	$26,637	$(15)	$2,081	$(176)	$28,718	$(191)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

6. Receivables

Receivables consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Credit cards receivable	$7,781	$5,299
Tenant allowances receivable	1,555	1,391
Other receivables	3,317	3,604

Receivables	$12,653	$10,294

7. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Leasehold improvements	$151,703	$136,953
Fixtures	75,683	74,333
Buildings, land and building and land improvements	28,087	27,786
Computer equipment, software, store equipment and other	33,803	27,704

Fixed assets, at cost	289,276	266,776
Less: Accumulated depreciation	(153,634)	(139,433)

Fixed assets, net	$135,642	$127,343

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cost of goods sold	$1,230	$1,086	$875
Selling, general and administrative expenses	23,513	21,281	18,506

Depreciation expense	$24,743	$22,367	$19,381

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Accrued payables	$4,993	$7,026
Unredeemed gift cards	4,980	4,410
Accrued indirect taxes	4,691	3,592
Deferred revenue	3,632	1,677
Future incentive payments	3,096	—
Allowance for sales returns	1,986	1,582
Accrued legal settlement	—	1,250
Other current liabilities	1,194	1,739

Other liabilities	$24,572	$21,276

9. Revolving Credit Facilities and Debt

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 31, 2015. There were no borrowings outstanding under the secured revolving credit facility at January 31, 2015 and February 1, 2014. We had open commercial letters of credit outstanding under our secured revolving credit facility at January 31, 2015 and February 1, 2014 of $0.3 million.

Additionally, we have revolving lines of credit of up to 9.0 million Euros and other long-term debt, the proceeds of which are used to fund certain international operations. The revolving lines of credit bears interest at 1.60%-1.65%. There were no borrowings outstanding under these revolving lines of credit at January 31, 2015 and February 1, 2014. Long-term debt obligations are as follows (in thousands):

	January 31, 2015	February 1, 2014
Debt obligations	$—	$1,933
Less: Current portion of debt obligations (1)	—	(325)

Total long-term debt obligations (2)	$—	$1,608

(1)	The current portion of debt obligations is recorded in other liabilities on the consolidated balance sheets.
(2)	The long-term portion of debt obligations is recorded in long-term debt and other liabilities on the consolidated balance sheets.

10. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Minimum rent expense (1)	$70,268	$51,131	$47,279
Contingent rent expense	2,234	2,312	2,705

Total rent expense (2)	$72,502	$53,443	$49,984

(1)	Included in minimum rent expense for the fiscal year ended February 1, 2014 is a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.
(2)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $39.6 million, $32.0 million, and $28.0 million for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013.

Future minimum lease payments at January 31, 2015 are as follows (in thousands):

Fiscal 2015	$61,452
Fiscal 2016	60,191
Fiscal 2017	56,120
Fiscal 2018	50,686
Fiscal 2019	43,842
Thereafter	151,473

Total (1)	$423,764

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At January 31, 2015 and February 1, 2014, we had outstanding purchase orders to acquire merchandise from vendors of $192.9 million and $132.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On February 15, 2013, a putative class action lawsuit, Robert Steele v. Zumiez Inc., was filed against the Company in the Superior Court of the State of California, County of San Francisco. The lawsuit purported to be brought on behalf of a class of all persons who are employed, or who have worked as, assistant store managers for the Company in the State of California from February 15, 2009 through the date of certification of the class in the lawsuit. The lawsuit alleged causes of action for failure to pay overtime wages, failure to pay wages for work done off-the-clock, failure to provide meal periods and rest breaks (and to pay meal and rest period premiums), failure to pay terminated employees all wages due at the time of termination, failure to provide employees with accurate itemized wage statements, failure to reimburse employees for business expenses and unfair business practices and declaratory relief. On November 12, 2013, the parties in the Steele case agreed to a conditional settlement in the amount of $1.3 million. A hearing was held on November 24, 2014 and the settlement was approved by the Court. The settlement was paid in the quarter ended January 31, 2015.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at January 31, 2015 and February 1, 2014 was $1.8 million and $1.7 million.

11. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,061	$—	$—
State and local government securities	—	3,550	—
Marketable securities:
State and local government securities	—	101,952	—
Variable-rate demand notes	—	31,830	—
Long-term other assets:
State and local government securities	—	—	823
Equity investments	—	—	123

Total	$7,061	$137,332	$946

	February 1, 2014
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,211	$—	$—
State and local government securities	—	450	—
Marketable securities:
State and local government securities	—	72,016	—
Variable-rate demand notes	—	25,505	—
Long-term other assets:
State and local government securities	—	—	825
Equity investments	—	—	147

Total	$1,211	$97,971	$972

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary. There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended January 31, 2015 and February 1, 2014.

12. Stockholders’ Equity

Share Repurchase— In November 2012, we publicly announced that our Board of Directors authorized us to repurchase $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to an additional $20.0 million of outstanding common stock and $7.5 million of outstanding common stock was repurchased under that program. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. This stock repurchase program replaces the existing stock repurchase program that was authorized in December 2012, which had $12.5 million remaining of the authorized amount to repurchase shares under that program and was set to expire on February 1, 2014. On December 10, 2014 our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the fiscal year ended January 31, 2015 (in thousands except average price per repurchased shares):

Number of shares repurchased	758
Average price per share of repurchased shares (with commission)	$23.03
Total cost of shares repurchased	$17,445

At January 31, 2015, there remains $30.0 million available to repurchase shares under the current share repurchase program.

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Accumulated other comprehensive income (loss)
Balance at January 28, 2012	$(19)	$154	$135
Other comprehensive income (loss) before reclassifications, net of tax (1)	6,040	(79)	5,961
Reclassifications recorded in:
Other (expense) income, net	—	(141)	(141)
Provision for income taxes	—	55	55

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	(86)	(86)

Other comprehensive income (loss), net	6,040	(165)	5,875

Balance at February 2, 2013	6,021	(11)	6,010

Other comprehensive income (loss) before reclassifications, net of tax (1)	(1,231)	(92)	(1,323)
Reclassifications recorded in:
Other (expense) income, net	—	28	28
Provision for income taxes	—	(5)	(5)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	23	23

Other comprehensive income (loss), net	(1,231)	(69)	(1,300)

Balance at February 1, 2014	4,790	(80)	4,710

Other comprehensive income (loss) before reclassifications, net of tax (1)	(15,995)	6	(15,989)
Reclassifications recorded in:
Other (expense) income, net	—	2	2
Provision for income taxes	—	(1)	(1)

Total reclassifications from accumulated other comprehensive income (loss), net of taxes	—	1	1

Other comprehensive income (loss), net	(15,995)	7	(15,988)

Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of less than $0.1 million for the fiscal year ended January 31, 2015 and $0.1 million for the fiscal years ended February 1, 2014 and February 2, 2013 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss). Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

13. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cost of goods sold	$1,048	$990	$1,033
Selling, general and administrative expenses (1)	6,472	3,104	4,963

Total stock-based compensation expense	$7,520	$4,094	$5,996

(1)	Included in stock-based compensation expense recognized in selling, general and administrative expenses is $3.1 million of expense associated with the estimated future incentive payments payable in shares of our common stock for the fiscal year ended January 31, 2015 and is a $0.9 million benefit associated with the reversal of the estimated future incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition for the fiscal year ended February 1, 2014.

At January 31, 2015, there was $6.1 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.1 years.

Restricted Stock—The following table summarizes restricted stock activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 28, 2012	503	$16.79

Granted	154	$33.98
Vested	(236)	$15.21
Forfeited	(39)	$24.03
Outstanding at February 2, 2013	382	$23.97

Granted	198	$25.45

Vested	(193)	$19.54
Forfeited	(26)	$27.27

Outstanding at February 1, 2014	361	$26.91

Granted	176	$25.76
Vested	(154)	$26.31
Forfeited	(40)	$27.14

Outstanding at January 31, 2015	343	$26.56	$12,783

(1)	Intrinsic value for restricted stock is defined as the market value of the outstanding restricted stock on the last business day of the fiscal year.

The following table summarizes additional information related to restricted stock activity (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Vest-date fair value of restricted stock vested	$3,916	$4,981	$8,174

Stock Options—The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 28, 2012	888	$16.18

Granted	55	$31.79
Exercised	(74)	$8.53
Forfeited	(49)	$20.91

Outstanding at February 2, 2013	820	$17.62

Granted	47	$24.81
Exercised	(152)	$6.64
Forfeited	(24)	$35.96

Outstanding at February 1, 2014	691	$19.86

Granted	31	$25.49
Exercised	(397)	$14.82
Forfeited	(74)	$32.63

Outstanding at January 31, 2015	251	$24.76	4.4	$3,154

Exercisable at January 31, 2015	180	$24.14	2.9	$2,387

Vested or expected to vest at January 31, 2015 (2)	220	$24.27	4.0	$3,153

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money options outstanding at the end of the fiscal year.
(2)	Includes outstanding vested options as well as outstanding, non-vested options after a forfeiture rate is applied.

The following table summarizes additional information related to stock option activity (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Aggregate intrinsic value of stock options exercised	$6,756	$3,408	$1,655
Vest-date fair value of stock options	$83	$2,024	$4,881

The following table summarizes outstanding and exercisable options by exercise price at January 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted-Average Remaining Contractual Life	Number of Options (in thousands)
Under $ 10.00	45	2.9	45
$ 10.01-$ 20.00	8	5.2	8
$ 20.01-$ 30.00	103	6.7	39
$ 30.01-$ 40.00	95	2.5	88

Total	251		180

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

14. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
United States	$80,449	$71,288	$75,054
Foreign	(8,798)	676	(4,775)

Total earnings before income taxes	$71,651	$71,964	$70,279

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$24,639	$22,925	$24,002
State and local	3,386	3,544	4,689
Foreign	1,044	525	1,054

Total current	29,069	26,994	29,745

Deferred:
Federal	1,706	629	551
State and local	291	74	(370)
Foreign	(2,607)	(1,681)	(1,811)

Total deferred	(610)	(978)	(1,630)

Provision for income taxes	$28,459	$26,016	$28,115

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.4	3.3	4.4
Other	1.3	(2.2)	0.6

Effective tax rate	39.7%	36.1%	40.0%

The components of deferred income taxes are (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Deferred rent	$18,832	$16,779
Employee benefits, including stock based compensation	3,595	5,967
Net operating losses	3,053	2,045
Accrued liabilities	1,971	2,507
Inventory	1,351	672
Other	1,508	1,251

Total deferred tax assets	30,310	29,221

Deferred tax liabilities:
Property and equipment	(21,197)	(19,937)
Goodwill and other intangibles	(6,424)	(7,463)
Other	(693)	(543)

Total deferred tax liabilities	(28,314)	(27,943)

Net deferred tax assets	$1,996	$1,278

Reported as:
Current deferred tax assets	$6,965	$5,194
Long-term deferred tax assets (included in long-term other assets)	769	733
Current deferred income tax liabilities (included in other liabilities)	—	—
Long-term deferred tax liabilities	(5,738)	(4,649)

Net deferred tax assets	$1,996	$1,278

At January 31, 2015 and February 1, 2014, we had $12.1 million and $8.0 million of foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. The tax- effected foreign net operating loss carryovers were $3.0 million and $2.0 million at January 31, 2015 and February 1, 2014. The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

At each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. At January 31, 2015, we recorded a valuation allowance of less than $0.1 million. During the fiscal year ended February 1, 2014, we reversed the valuation allowance previously recorded on the deferred tax assets based on our reassessment of the amount of the deferred tax assets that are more likely than not to be realized. The net change in the total valuation allowance was an increase of less than $0.1 million and a decrease of $0.4 million for the fiscal years ended January 31, 2015 and February 1, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2011, with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2010 and we are no longer subject to examination for all foreign income tax returns before fiscal 2009.

15. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$43,192	$45,948	$42,164
Weighted average common shares for basic earnings per share	28,871	29,810	30,742
Dilutive effect of stock options and restricted stock	417	396	531

Weighted average common shares for diluted earnings per share	29,288	30,206	31,273

Basic earnings per share	$1.50	$1.54	$1.37

Diluted earnings per share	$1.47	$1.52	$1.35

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million, 0.2 million and 0.2 million for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

16. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation. We committed charitable contributions to the Zumiez Foundation of $0.7 million for each of the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013. We have accrued charitable contributions payable to the Zumiez Foundation of $0.6 million at January 31, 2015 and February 1, 2014.

17. Segment Reporting

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Men’s Apparel	34%	34%	36%
Accessories	20%	19%	19%
Footwear	19%	22%	23%
Hardgoods	14%	13%	11%
Junior’s Apparel	13%	12%	11%

Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales (1):
United States	$708,279	$644,362	$618,958
Foreign	103,272	79,975	50,435

Total net sales	$811,551	$724,337	$669,393

	January 31, 2015	February 1, 2014
Long-lived assets:
United States	$122,003	$111,595
Foreign	23,025	18,092

Total long-lived assets	$145,028	$129,687

(1)	Net sales are allocated based on the location in which the sale was fulfilled. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on www.zumiez.com and to foreign for sales on www.blue-tomato.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	March 17, 2015
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK	March 17, 2015
Signature	Date
By: Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 17, 2015	/S/ JAMES M. WEBER	March 17, 2015
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 17, 2015	/S/ SARAH G. MCCOY	March 17, 2015
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 17, 2015	/S/ TRAVIS D. SMITH	March 17, 2015
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 17, 2015
Signature	Date
Kalen F. Holmes, Director

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated June 18, 2012, by and between Gerfried Schuller, Alexander Zezula and Eff zwanzig Beteiligungsverwaltung GmbH [Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2012]

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws, as amended and restated May 21, 2014. [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.8	Zumiez Inc. 2005 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.9	Form of Indemnity Agreement between Zumiez Inc. and each of its officers and directors. [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.10	Limited Liability Company Agreement of Zumiez Holdings LLC. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.12	Equity Purchase Agreement with Gerald R. Anderson, Brandon C. Batton, AC Fast Forward LLC and AC Fast Forward Mgt., LLC dated May 16, 2006. [Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 as filed on September 12, 2006]

10.13	Lease Agreement between Merrill Creek Holdings, LLC and Zumiez Inc. dated October 2, 2006. [Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 4, 2006]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.17	Purchase and Sale Agreement and Joint Escrow Instructions with Railroad Street Land Holdings, LLC dated February 18, 2010. [Incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Company on February 22, 2010]

10.18	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated August 29, 2011. [Incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Company on August 31, 2011]

10.19	Amended Credit Agreement with Wells Fargo Bank, N.A. dated June 14, 2013. [Incorporated by reference from Exhibit 10.19 to the Form 8-K filed by the Company on June 19, 2013]

10.20	Zumiez Inc. 2014 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.21	Form of Restricted Stock Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.22	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.23	Zumiez Inc. 2014 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.24	Form of Indemnification Agreement. [Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.25	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated July 9, 2014. [Incorporated by reference from Exhibit 10.25 to the Form 8-K filed by the Company on July 7, 2014]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (ii) Consolidated Statements of Income for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; and (vi) Notes to Consolidated Financial Statements.

Copies of Exhibits may be obtained upon request directed to the attention of our Executive Vice President, General Counsel and Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.