Form 10-K/A
period 2015-01-31
Zumiez Inc
filed 2015-03-19
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (“Form 10-K/A) is being filed to amend our Annual Report on Form 10-K for the year ended January 31, 2015 (“Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2015. We are amending Part II, Item 8 in this Form 10-K/A to revise Note 10 to the Consolidated Financial statements of Zumiez Inc. (the “Company”) to reflect a correction to certain rent expense and executory costs disclosed in Note 10 for the year ended January 31, 2015. We are also amending Part I, Item 1A to correct the same amounts disclosed in the Risk Factors. These changes do not affect the consolidated balance sheets as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the March 17, 2015 original filing date of the Company’s Annual Report on Form 10-K for the year ended January 31, 2015 or modify or update those disclosures set forth in that Annual Report on Form 10-K, except to reflect the revision to Note 10 and the Risk Factors.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $64.6 million, $53.4 million and $50.0 million for fiscal 2014, 2013 and 2012. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $35.6 million, $32.0 million and $28.0 million for fiscal 2014, 2013 and 2012.

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

	January 31, 2015	February 1, 2014
Debt obligations	$—	$1,933
Less: Current portion of debt obligations (1)	—	(325)

Total long-term debt obligations (2)	$—	$1,608

(1)	The current portion of debt obligations is recorded in other liabilities on the consolidated balance sheets.
(2)	The long-term portion of debt obligations is recorded in long-term debt and other liabilities on the consolidated balance sheets.

10. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Minimum rent expense (1)	$62,336	$51,131	$47,279
Contingent rent expense	2,219	2,312	2,705

Total rent expense (2)	$64,555	$53,443	$49,984

(1)	Included in minimum rent expense for the fiscal year ended February 1, 2014 is a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.
(2)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $35.6 million, $32.0 million, and $28.0 million for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013.

Future minimum lease payments at January 31, 2015 are as follows (in thousands):

Fiscal 2015	$61,452
Fiscal 2016	60,191
Fiscal 2017	56,120
Fiscal 2018	50,686
Fiscal 2019	43,842
Thereafter	151,473

Total (1)	$423,764

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

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