Form 10-Q
period 2015-05-02
Zumiez Inc
filed 2015-06-09
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2015

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

At June 3, 2015, there were 29,205,648 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,806	$20,862
Marketable securities	139,048	133,782
Receivables	14,401	12,653
Inventories	104,091	93,850
Prepaid expenses and other	11,117	11,651
Deferred tax assets	7,532	6,965

Total current assets	287,995	279,763
Fixed assets, net	140,320	135,642
Goodwill	55,478	55,852
Intangible assets, net	12,460	13,062
Long-term other assets	9,294	9,386

Total long-term assets	217,552	213,942

Total assets	$505,547	$493,705

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$39,525	$32,094
Accrued payroll and payroll taxes	9,168	13,047
Income taxes payable	732	4,651
Deferred rent and tenant allowances	7,448	7,083
Other liabilities	29,276	24,572

Total current liabilities	86,149	81,447
Long-term deferred rent and tenant allowances	44,761	42,553
Long-term deferred tax liabilities	4,542	5,738
Other long-term liabilities	5,669	4,443

Total long-term liabilities	54,972	52,734

Total liabilities	141,121	134,181

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 29,535 shares issued and outstanding at May 2, 2015, and 29,418 shares issued and outstanding at January 31, 2015	131,715	129,094
Accumulated other comprehensive income	(11,767)	(11,278)
Retained earnings	244,478	241,708

Total shareholders’ equity	364,426	359,524

Total liabilities and shareholders’ equity	$505,547	$493,705

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	$177,610	$162,932
Cost of goods sold	121,075	112,399

Gross profit	56,535	50,533

Selling, general and administrative expenses	52,409	46,820

Operating profit	4,126	3,713

Interest income, net	205	182
Other income, net	115	86

Earnings before income taxes	4,446	3,981
Provision for income taxes	1,676	1,485

Net income	$2,770	$2,496

Basic earnings per share	$0.10	$0.09

Diluted earnings per share	$0.09	$0.09

Weighted average shares used in computation of earnings per share:
Basic	29,141	28,861

Diluted	29,486	29,213

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$2,770	$2,496
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	(468)	2,293
Net change in unrealized gain/loss on available-for-sale investments	(21)	8

Other comprehensive income (loss), net	(489)	2,301

Comprehensive income	$2,281	$4,797

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	2,770	2,770
Other comprehensive loss, net	—	—	(489)	—	(489)
Issuance and exercise of stock-based compensation, including net tax benefit of $689	117	1,049	—	—	1,049
Stock-based compensation expense	—	1,572	—	—	1,572

Balance at May 2, 2015	29,535	$131,715	$(11,767)	$244,478	$364,426

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	2,496	2,496
Other comprehensive income, net	—	—	2,301	—	2,301
Issuance and exercise of stock-based compensation, including net tax loss of $62	168	180	—	—	180
Stock-based compensation expense	—	948	—	—	948
Repurchase of common stock	(757)	—	—	(17,440)	(17,440)

Balance at May 3, 2014	29,030	$116,111	$7,011	$201,017	$324,139

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$2,770	$2,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,797	7,009
Deferred taxes	(622)	(1,869)
Stock-based compensation expense	1,572	948
Excess tax benefit from stock-based compensation	(689)	62
Other	(76)	(26)
Changes in operating assets and liabilities:
Receivables	(1,617)	(1,115)
Inventories	(10,187)	(10,011)
Prepaid expenses and other	605	(2,480)
Trade accounts payable	7,726	24,635
Accrued payroll and payroll taxes	(3,891)	(2,543)
Income taxes payable	(3,355)	(2,448)
Deferred rent and tenant allowances	2,444	4,374
Other liabilities	(789)	(2,462)

Net cash provided by operating activities	1,688	16,570

Cash flows from investing activities:
Additions to fixed assets	(8,818)	(6,781)
Purchases of marketable securities and other investments	(35,037)	(11,714)
Sales and maturities of marketable securities and other investments	29,074	22,100

Net cash (used in) provided by investing activities	(14,781)	3,605

Cash flows from financing activities:
Proceeds from revolving credit facilities	4,310	634
Payments on revolving credit facilities	(1,271)	(81)
Repurchase of common stock	—	(19,553)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	367	242
Excess tax benefit (loss) from stock-based compensation	689	(62)

Net cash provided by (used in) financing activities	4,095	(18,820)

Effect of exchange rate changes on cash and cash equivalents	(58)	90
Net (decrease) increase in cash and cash equivalents	(9,056)	1,445
Cash and cash equivalents, beginning of period	20,862	19,634

Cash and cash equivalents, end of period	$11,806	$21,079

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes, net of refunds	$5,667	$5,783
Accrual for purchases of fixed assets	4,489	4,480

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of apparel, footwear, accessories and hardgoods rooted in youth culture as expressed through music, art, fashion and action sports lifestyle for young men and women. At May 2, 2015, we operated 616 stores; 557 in the United States (“U.S.”), 37 in Canada and 22 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended May 2, 2015 and May 3, 2014 were 13-week periods.

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

The financial data at January 31, 2015 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2015, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date to December 15, 2017 and permitting early adoptions of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption we plan to use and the effect the standard is expected to have on our financial position, results of operations and cash flows.

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. We adopted this guidance for the fiscal quarter ending May 2, 2015. The adoption did not have a material impact on our consolidated financial statements.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million, using the exchange rate as of July 4, 2012). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allowed us to enter into the European marketplace.

In addition, there was the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($24.8 million, using the exchange rate as of May 2, 2015) to the extent that certain financial metrics are met related to (i) the obtainment of certain EBITDA performance of Blue Tomato for the twelve months ended April 30, 2015 and (ii) the opening and performance of certain defined incremental stores in the European market by April 30, 2015. We account for the estimated future incentive payments as compensation expense, which is included in selling, general and administrative expense on the consolidated statements of income, and recognized this amount ratably over the term of service through April 2015.

At May 2, 2015, we determined that Blue Tomato achieved the metrics related to the opening and performance of certain defined incremental stores, subject to the review of Blue Tomato audited financial statements pursuant to the terms of the agreement; and we will be obligated to pay 6.0 million Euros ($6.8 million, using the exchange rate as of May 2, 2015) for future incentive payments of which 3.0 million Euros ($3.4 million, using the exchange rate as of May 2, 2015) will be payable in cash and 3.0 million Euros ($3.4 million, using the exchange rate as of May 2, 2015) will be payable in 0.1 million shares of our common stock. For the three months ended May 2, 2015, we recorded an expense of future incentive payments of $0.6 million. For the three months ended May 3, 2014, we estimated that we would not be obligated for future incentive payments and recorded no expense related to the future incentive payments.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 2, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,945	$—	$—	$6,945
Money market funds	—	—	—	—
State and local government securities	4,861	—	—	4,861

Total cash and cash equivalents	11,806	—	—	11,806

Marketable securities:
State and local government securities	117,216	43	(191)	117,068
Variable-rate demand notes	22,830	—	—	22,830

Total marketable securities	$140,046	$43	$(191)	$139,898

Less: Long-term marketable securities (1)				(850)

Total current marketable securities				$139,048

	January 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,251	$—	$—	$10,251
Money market funds	7,061	—	—	7,061
State and local government securities	3,550	—	—	3,550

Total cash and cash equivalents	20,862	—	—	20,862

Marketable securities:
State and local government securities	102,888	73	(186)	102,775
Variable-rate demand notes	31,830	—	—	31,830

Total marketable securities	$134,718	$73	$(186)	$134,605

Less: Long-term marketable securities (1)				(823)

Total current marketable securities				$133,782

(1)	At May 2, 2015 and January 31, 2015, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 2, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	65,590	(41)	850	(150)	66,440	(191)

Total marketable securities	$65,590	$(41)	$850	$(150)	$66,440	$(191)

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	27,701	(9)	823	(177)	28,524	(186)

Total marketable securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 2, 2015 or May 3, 2014.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Minimum rent expense	$16,893	$14,757
Contingent rent expense	337	353

Total rent expense (1)	$17,230	$15,110

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $9.4 million and $8.5 million for the three months ended May 2, 2015 and May 3, 2014.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at May 2, 2015 are as follows (in thousands):

Fiscal 2015	$46,553
Fiscal 2016	60,878
Fiscal 2017	57,097
Fiscal 2018	51,713
Fiscal 2019	44,950
Thereafter	154,589

Total(1)	$415,780

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At May 2, 2015, we had outstanding purchase orders to acquire merchandise from vendors of $212.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at May 2, 2015 and January 31, 2015 was $2.1 million and $1.8 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 2, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$—	$—	$—
State and local government securities	—	4,861	—
Marketable securities:
State and local government securities	—	116,218	—
Variable-rate demand notes	—	22,830	—
Long-term other assets:		—	—
Money market funds	2,008	—	—
State and local government securities	—	—	850
Equity investments	—	—	122

Total	$2,008	$143,909	$972

	January 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,061	$—	$—
State and local government securities	—	3,550	—
Marketable securities:
State and local government securities	—	101,952	—
Variable-rate demand notes	—	31,830	—
Long-term other assets:
Money market funds	—	—	—
State and local government securities	—	—	823
Equity investments	—	—	123

Total	$7,061	$137,332	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 2, 2015 and May 3, 2014.

6. Stockholders’ Equity

Share Repurchase—In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015. On December 10, 2014 our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors. There was no repurchase activity during the three months ended May 2, 2015. At May 2, 2015, there remains $30.0 million available to repurchase shares under the share repurchase program.

Accumulated Other Comprehensive Income—The component of accumulated other comprehensive income and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income
Three months ended May 2, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(468)	(21)	(489)

Balance at May 2, 2015	$(11,673)	$(94)	$(11,767)

Three months ended May 3, 2014
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive income, net (1)	2,293	8	2,301

Balance at May 3, 2014	$7,083	$(72)	$7,011

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three months ended May 2, 2015 and May 3, 2014 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

7. Equity Awards

We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

We account for stock-based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is attributed to earnings using a straight-line method. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended
	May 2, 2015	May 3, 2014
Dividend yield	—	—
Volatility rate	53.4%	63.7%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.8%	1.9%
Weighted-average fair value per share of stock options granted	$20.19	$15.26

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Cost of goods sold	$243	$244
Selling, general and administrative expenses	1,329	704

Total stock-based compensation expense	$1,572	$948

At May 2, 2015, there was $8.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2015	343	$26.56
Granted	105	$38.11
Vested	(119)	$27.03
Forfeited	(21)	$26.28

Outstanding at May 2, 2015	308	$30.36	$9,817

(1)	Intrinsic value for restricted stock awards and units is defined as the market value of the outstanding restricted stock awards and units on the last business day of the quarter.

The following table summarizes stock option activity (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2015	251	$24.76
Granted	24	$38.57
Exercised	(32)	$10.23
Forfeited	(13)	$26.30

Outstanding at May 2, 2015	230	$28.14	4.7	$1,361

Exercisable at May 2, 2015	168	$27.07	3.1	$1,144

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$2,770	$2,496
Weighted average common shares for basic earnings per share	29,141	28,861
Dilutive effect of stock options and restricted stock	345	352

Weighted average common shares for diluted earnings per share	29,486	29,213

Basic earnings per share	$0.10	$0.09

Diluted earnings per share	$0.09	$0.09

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were less than 0.1 million for the three months ended May 2, 2015 and 0.4 million for the three months ended May 3, 2014.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 17, 2015 and in this Form 10-Q.

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

Fiscal 2015 is the 52-week period ending January 30, 2016. Fiscal 2014 is the 52-week period ending January 31, 2015. The first three months of fiscal 2015 was the 13-week period ended May 2, 2015. The first three months of fiscal 2014 was the 13-week period ended May 3, 2014.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue. Net sales include our store sales and our ecommerce sales. Net sales are allocated between store and ecommerce based on the location where the customer originated the sale. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of goods sold	68.2	69.0

Gross profit	31.8	31.0
Selling, general and administrative expenses	29.5	28.7

Operating profit	2.3	2.3
Interest and other income, net	0.2	0.1

Earnings before income taxes	2.5	2.4
Provision for income taxes	0.9	0.9

Net income	1.6%	1.5%

Three Months (13 weeks) Ended May 2, 2015 Compared With Three Months (13 weeks) Ended May 3, 2014

Net Sales

Net sales were $177.6 million for the three months ended May 2, 2015 compared to $162.9 million for the three months ended May 3, 2014, an increase of $14.7 million or 9.0%. The increase reflected the net addition of 58 stores (made up of 54 new stores in North America and eight new stores in Europe offset by four store closures in North America) subsequent to May 3, 2014 and a $4.8 million increase due to comparable sales for the three months ended May 2, 2015, partially offset by a decrease of $5.0 million due to the impact of changes in foreign exchange rates. By region, North America sales increased $10.6 million or 7.0% and Europe sales increased $4.1 million or 33.6% for the three months ended May 2, 2015 compared to the three months ended May 3, 2014.

There was a 3.0% increase in comparable sales primarily driven by an increase in dollars per transaction offset by a decrease in comparable transactions. Dollars per transaction increased due to an increase in average unit retail and an increase in units per transaction. Comparable sales increases in hardgoods, men’s clothing, junior’s clothing, and accessories were partially offset by comparable sales decreases in footwear. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $56.5 million for the three months ended May 2, 2015 compared to $50.5 million for the three months ended May 3, 2014, an increase of $6.0 million, or 11.9%. As a percent of net sales, gross profit increased 80 basis points for the three months ended May 2, 2015 to 31.8%. The increase was primarily driven by a 100 basis points increase in our product margin and 30 basis points from efficiencies in our supply chain, partially offset by a 50 basis point decrease due to the deleveraging of our store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $52.4 million for the three months ended May 2, 2015 compared to $46.8 million for the three months ended May 3, 2014, an increase of $5.6 million, or 11.9%. SG&A expenses as a percent of net sales increased by 80 basis points for the three months ended May 2, 2015 to 29.5%. The increase was primarily driven by an increase of 70 basis points due to the deleveraging of our store operating expenses and a 40 basis points impact of expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato recorded in the three months ended May 2, 2015, as we did not record an expense associated with the future incentive payments in the three months ended May 3, 2014 and partially offset by a decrease of 30 basis points due to the leveraging of our corporate costs.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 2, 2015 was 37.7% compared to 37.3% for the three months ended May 3, 2014. The increase in the effective tax rate was driven by the impact of acquisition related expenses associated with the future incentive payments incurred in the three months ended May 2, 2015.

Net Income

Net income for the three months ended May 2, 2015 was $2.8 million, or $0.9 per diluted share, compared with net income of $2.5 million, or $0.09 per diluted share, for the three months ended May 3, 2014.

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

During fiscal 2015, we expect to spend approximately $39 million to $41 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 57 new stores we plan to open in fiscal 2015 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2015 will not be different from the number of stores we plan to open, or that actual fiscal 2015 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $14.9 million to $1.7 million for the three months ended May 2, 2015 from $16.6 million for the three months ended May 3, 2014. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $14.8 million for the three months ended May 2, 2015, related to $8.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $6.0 million in net purchases of marketable securities. Net cash provided in investing activities was $3.6 million for the three months ended May 3, 2014, related to $10.4 million in net purchases of marketable securities, partially offset by $6.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities for the three months ended May 2, 2015 was $4.1 million, primarily related to $3.0 million in net proceeds from revolving credit facilities and long-term debt and proceeds from stock-based compensation exercises and related tax benefits of $1.1 million. Net cash used in financing activities for the three months ended May 3, 2014 was $18.8 million, primarily related to $19.6 million cash paid for the repurchase of common stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at May 2, 2015 and January 31, 2015. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million and $0.3 million at May 2, 2015 and January 31, 2015. The secured revolving credit facility bears interest either at a fluctuating rate per annum equal to 1% above the Daily Three Month LIBOR rate or at a fixed rate of 1% above LIBOR in effect on the first day of an applicable fixed rate term.

Additionally, we have revolving lines of credit of up to 9.0 million Euro, the proceeds of which are used to fund certain international operations. There were $3.1 million of borrowings outstanding under these revolving lines of credit at May 2, 2015 and no borrowings outstanding at January 31, 2015. We had no open commercial letters of credit outstanding under these revolving lines of credit at May 2, 2015 or January 31, 2015. There were also no borrowings under the other long-term debt at May 2, 2015 and January 31, 2015.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 2, 2015. The following table summarizes the total amount of future payments due under our contractual obligations at May 2, 2015 (in thousands):

	Total	Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$415,780	$46,553	$117,975	$96,663	$154,589
Purchase obligations (2)	212,039	212,039	—	—	—
Line of credit obligations (3)	3,102	3,102	—	—	—

Total (4)	$630,921	$261,694	$117,975	$96,663	$154,589

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes the future incentive payments to the sellers and certain employees of Blue Tomato. See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.5 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At May 2, 2015, we did not have any off-balance sheet arrangements.

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

In fiscal 2011, we opened our first store locations in Canada and we plan to continue to open new stores in Canada. During fiscal 2012, we acquired Blue Tomato, which operates primarily in the European market, and we plan to open new stores in Europe in the future. We may continue to expand internationally, either organically, or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market. As a result, operations in international markets may be less successful than our operations in the U.S. Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted required due diligence activities for the 2014 calendar year and filed our second Form SD report with the SEC in May 2015. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the conflict minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $17.2 million and $15.1 million for the three months ended May 2, 2015 and May 3, 2014. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $9.4 million and $8.5 million for the three months ended May 2, 2015 and May 3, 2014.

At May 2, 2015, we were committed to property owners for minimum lease payments of $415.8 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at May 2, 2015. There were no borrowings outstanding under the secured revolving credit facility at May 2, 2015 and January 31, 2015. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.2 million and $0.3 million at May 2, 2015 and January 31, 2015.

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

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At May 2, 2015, we had $143.9 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at May 2, 2015 has not significantly changed since January 31, 2015. Our market risk profile at January 31, 2015 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2015. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended May 2, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 1, 2015 - February 28, 2015	7,627	$38.45	—	$—
March 1, 2015 - April 4, 2015	—	—	—	—
April 5, 2015 - May 2, 2015	—	—	—	—

Total	7,627		—

(1)	During the thirteen weeks ended May 2, 2015, 7,627 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

As of May 2, 2015, the maximum dollar value of shares that may yet be repurchased under our current share repurchase program was $30.0 million. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock through the fiscal year ending January 31, 2015. On December 10, 2014, our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.26	Executive Transitional Services and Release Agreement, dated March 2, 2015

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended May 2, 2015 and May 3, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended May 2, 2015 and May 3, 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2015 and May 3, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2015 and May 3, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 9, 2015	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)