Form 10-Q
period 2015-08-01
Zumiez Inc
filed 2015-09-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2015

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

At September 3, 2015, there were 26,665,371 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,166	$20,862
Marketable securities	58,624	133,782
Receivables	15,656	12,653
Inventories	122,140	93,850
Prepaid expenses and other	13,189	11,651
Deferred tax assets	8,210	6,965

Total current assets	239,985	279,763
Fixed assets, net	141,994	135,642
Goodwill	54,547	55,852
Intangible assets, net	11,863	13,062
Long-term other assets	8,966	9,386

Total long-term assets	217,370	213,942

Total assets	$457,355	$493,705

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$46,715	$32,094
Accrued payroll and payroll taxes	11,391	13,047
Income taxes payable	1,192	4,651
Deferred rent and tenant allowances	7,796	7,083
Other liabilities	31,577	24,572

Total current liabilities	98,671	81,447
Long-term deferred rent and tenant allowances	44,704	42,553
Long-term deferred tax liabilities	4,339	5,738
Other long-term liabilities	4,523	4,443

Total long-term liabilities	53,566	52,734

Total liabilities	152,237	134,181

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 27,377 shares issued and outstanding at August 1, 2015, and 29,418 shares issued and outstanding at January 31, 2015	132,379	129,094
Accumulated other comprehensive income	(14,002)	(11,278)
Retained earnings	186,741	241,708

Total shareholders’ equity	305,118	359,524

Total liabilities and shareholders’ equity	$457,355	$493,705

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$179,819	$176,709	$357,429	$339,641
Cost of goods sold	122,046	115,797	243,121	228,196

Gross profit	57,773	60,912	114,308	111,445

Selling, general and administrative expenses	52,461	49,307	104,870	96,127

Operating profit	5,312	11,605	9,438	15,318

Interest income, net	150	146	355	328
Other income (expense), net	(271)	203	(156)	289

Earnings before income taxes	5,191	11,954	9,637	15,935
Provision for income taxes	1,978	4,498	3,654	5,983

Net income	$3,213	$7,456	$5,983	$9,952

Basic earnings per share	$0.11	$0.26	$0.21	$0.35

Diluted earnings per share	$0.11	$0.26	$0.21	$0.34

Weighted average shares used in computation of earnings per share:
Basic	28,311	28,776	28,726	28,819

Diluted	28,439	29,057	28,932	29,182

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$3,213	$7,456	$5,983	$9,952
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(2,207)	(2,937)	(2,675)	(644)
Net change in unrealized gain/loss on available-for-sale investments	(28)	4	(49)	12

Other comprehensive loss, net	(2,235)	(2,933)	(2,724)	(632)

Comprehensive income	$978	$4,523	$3,259	$9,320

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Amount			Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	5,983	5,983
Other comprehensive loss, net		—	(2,724)	—	(2,724)
Issuance and exercise of stock-based compensation, including net tax benefit of $713	225	575	—	—	575
Stock-based compensation expense	—	2,710	—	—	2,710
Repurchase of common stock	(2,266)	—	—	(60,950)	(60,950)

Balance at August 1, 2015	27,377	$132,379	$(14,002)	$186,741	$305,118

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Amount			Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	9,952	9,952
Other comprehensive loss, net	—	—	(632)	—	(632)
Issuance and exercise of stock-based compensation, including net tax shortfall of $26	343	2,971	—	—	2,971
Stock-based compensation expense	—	2,106	—	—	2,106
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at August 2, 2014	29,204	$120,060	$4,078	$208,468	$332,606

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$5,983	$9,952

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,644	14,099
Deferred taxes	(2,703)	(3,659)
Stock-based compensation expense	2,710	2,106
Excess tax benefit from stock-based compensation	(713)	(474)
Other	626	251
Changes in operating assets and liabilities:
Receivables	(3,377)	(5,641)
Inventories	(28,990)	(32,791)
Prepaid expenses and other	(1,306)	(5,685)
Trade accounts payable	15,684	47,953
Accrued payroll and payroll taxes	(1,613)	320
Income taxes payable	(2,996)	(3,255)
Deferred rent and tenant allowances	2,976	6,523
Other liabilities	(948)	816

Net cash provided by operating activities	977	30,515

Cash flows from investing activities:
Additions to fixed assets	(20,021)	(18,301)
Purchases of marketable securities and other investments	(38,238)	(36,547)
Sales and maturities of marketable securities and other investments	112,093	41,762

Net cash provided by (used in) investing activities	53,834	(13,086)

Cash flows from financing activities:
Proceeds from revolving credit facilities	20,223	2,044
Payments on revolving credit facilities	(15,617)	(1,040)
Repurchase of common stock	(58,969)	(19,557)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	379	2,997
Excess tax benefit from stock-based compensation	713	474

Net cash used in financing activities	(53,271)	(15,082)

Effect of exchange rate changes on cash and cash equivalents	(236)	56
Net increase in cash and cash equivalents	1,304	2,403
Cash and cash equivalents, beginning of period	20,862	19,634

Cash and cash equivalents, end of period	$22,166	$22,037

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes, net of refunds	$14,581	$12,840
Accrual for purchases of fixed assets	3,107	6,929
Accrual for repurchase of common stock	1,981	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading multi-channel specialty retailer of apparel, footwear, accessories and hardgoods rooted in youth culture as expressed through music, art, fashion and action sports lifestyle for young men and women. At August 1, 2015, we operated 640 stores; 578 in the United States (“U.S.”), 40 in Canada and 22 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The six months ended August 1, 2015 and August 2, 2014 were 26-week periods.

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

Recent Accounting Standards— In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption we plan to use and the effect the standard is expected to have on our financial position, results of operations and cash flows.

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million, using the exchange rate as of July 4, 2012). Blue Tomato is a leading European multi-channel retailer for board sports and related apparel and footwear and the acquisition allowed us to enter into the European marketplace.

In addition, there was the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($24.3 million, using the exchange rate as of August 1, 2015) to the extent that certain financial metrics are met related to (i) the obtainment of certain EBITDA performance of Blue Tomato for the twelve months ended April 30, 2015 and (ii) the opening and performance of certain defined incremental stores in the European market by April 30, 2015.

We determined that Blue Tomato achieved the metrics related to the opening and performance of certain defined incremental stores by April 30, 2015 and we will be obligated to pay 6.0 million Euros ($6.6 million, using the exchange rate as of August 1, 2015) of which 3.0 million Euros ($3.3 million, using the exchange rate as of August 1, 2015) will be payable in cash and 3.0 million Euros ($3.3 million, using the exchange rate as of August 1, 2015) will be payable in 0.1 million shares of our common stock. The incentive payment was paid subsequent to August 1, 2015. For the three months ended August 1, 2015, we recorded no expense related to the incentive payment as the entire payment was expensed through the date of achievement of April 30, 2015. For the six months ended August 1, 2015, we recorded $0.6 million of expense for the incentive payments. For the three and six months ended August 2, 2014, we estimated that we would not be obligated for future incentive payments and recorded no expense related to the incentive payments.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 1, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$20,591	$—	$—	$20,591
Money market funds	1,575	—	—	1,575
State and local government securities	—	—	—	—

Total cash and cash equivalents	22,166	—	—	22,166

Marketable securities:
State and local government securities	59,647	19	(212)	59,454
Variable-rate demand notes	—	—	—	—

Total marketable securities	$59,647	$19	$(212)	$59,454

Less: Long-term marketable securities (1)				(830)

Total current marketable securities				$58,624

	January 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,251	$—	$—	$10,251
Money market funds	7,061	—	—	7,061
State and local government securities	3,550	—	—	3,550

Total cash and cash equivalents	20,862	—	—	20,862

Marketable securities:
State and local government securities	102,888	73	(186)	102,775
Variable-rate demand notes	31,830	—	—	31,830

Total marketable securities	$134,718	$73	$(186)	$134,605

Less: Long-term marketable securities (1)				(823)

Total current marketable securities				$133,782

(1)	At August 1, 2015 and January 31, 2015, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 1, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	39,413	(42)	830	(170)	40,243	(212)

Total marketable securities	$39,413	$(42)	$830	$(170)	$40,243	$(212)

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	27,701	(9)	823	(177)	28,524	(186)

Total marketable securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

We did not record a realized loss for other-than-temporary impairments during the six months ended August 1, 2015 or August 2, 2014.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Minimum rent expense	$17,050	$15,441	$33,944	$30,198
Contingent rent expense	402	316	739	669

Total rent expense (1)	$17,452	$15,757	$34,683	$30,867

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $9.6 million and $19.0 million for the three and six months ended August 1, 2015 and $8.6 million and $17.1 million for the three and six months ended August 2, 2014.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at August 1, 2015 are as follows (in thousands):

Fiscal 2015	$31,403
Fiscal 2016	61,114
Fiscal 2017	57,452
Fiscal 2018	52,088
Fiscal 2019	45,612
Thereafter	159,100

Total (1)	$406,769

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At August 1, 2015, we had outstanding purchase orders to acquire merchandise from vendors of $172.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at August 1, 2015 and January 31, 2015 was $2.3 million and $1.8 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;

•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 1, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,575	$—	$—
State and local government securities	—	—	—
Marketable securities:
State and local government securities	—	58,624	—
Variable-rate demand notes	—	—	—
Long-term other assets:		—	—
Money market funds	1,760	—	—
State and local government securities	—	—	830
Equity investments	—	—	119

Total	$3,335	$58,624	$949

	January 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,061	$—	$—
State and local government securities	—	3,550	—
Marketable securities:
State and local government securities	—	101,952	—
Variable-rate demand notes	—	31,830	—
Long-term other assets:
State and local government securities	—	—	823
Equity investments	—	—	123

Total	$7,061	$137,332	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the six months ended August 1, 2015 and August 2, 2014.

6. Stockholders’ Equity

Share Repurchase—In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. On December 10, 2014 our Board of Directors superseded and replaced this program with a new $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program, that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the six months ended August 1, 2015:

Number of shares repurchased	2,266
Average price per share of repurchased shares (with commission)	$26.89
Total cost of shares repurchased	$60,950

At August 1, 2015, there remains $16.7 million available to repurchase shares under the share repurchase program.

Accumulated Other Comprehensive Income—The component of accumulated other comprehensive income and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Three months ended August 1, 2015:
Balance at May 2, 2015	$(11,673)	$(94)	$(11,767)
Other comprehensive loss, net (1)	(2,207)	(28)	(2,235)

Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)

Three months ended August 2, 2014
Balance at May 3, 2014	$7,083	$(72)	$7,011
Other comprehensive loss, net (1)	(2,937)	4	(2,933)

Balance at August 2, 2014	$4,146	$(68)	$4,078

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income
Six months ended August 1, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(2,675)	(49)	(2,724)

Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)

Six months ended August 2, 2014:
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive loss, net (1)	(644)	12	(632)

Balance at August 2, 2014	$4,146	$(68)	$4,078

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three and six months ended August 1, 2015 and August 2, 2014 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended
	August 1, 2015	August 2, 2014
Dividend yield	—	—
Volatility rate	53.4%	63.7%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.8%	1.9%
Weighted-average fair value per share of stock options granted	$20.19	$15.26

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of goods sold	$261	$271	$503	$515
Selling, general and administrative expenses	877	887	2,207	1,591

Total stock-based compensation expense	$1,138	$1,158	$2,710	$2,106

At August 1, 2015, there was $7.8 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2015	343	$26.56
Granted	126	$36.76
Vested	(138)	$27.12
Forfeited	(29)	$27.36

Outstanding at August 1, 2015	302	$30.48	$7,881

(1)	Intrinsic value for restricted stock awards and units is defined as the market value of the outstanding restricted stock awards and units on the last business day of the quarter.

The following table summarizes stock option activity (in thousands except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2015	251	$24.76
Granted	24	$38.57
Exercised	(33)	$10.17
Forfeited	(79)	$33.50

Outstanding at August 1, 2015	163	$25.57	5.2	$719

Exercisable at August 1, 2015	101	$22.23	3.2	$693

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$3,213	$7,456	$5,983	$9,952
Weighted average common shares for basic earnings per share	28,311	28,776	28,726	28,819
Dilutive effect of stock options and restricted stock	128	281	206	363

Weighted average common shares for diluted earnings per share	28,439	29,057	28,932	29,182

Basic earnings per share	$0.11	$0.26	$0.21	$0.35

Diluted earnings per share	$0.11	$0.26	$0.21	$0.34

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million for the three and six months ended August 1, 2015 and 0.2 million for the three and six months ended August 2, 2014.

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

Fiscal 2015 is the 52-week period ending January 30, 2016. Fiscal 2014 is the 52-week period ending January 31, 2015. The first six months of fiscal 2015 was the 26-week period ended August 1, 2015. The first six months of fiscal 2014 was the 26-week period ended August 2, 2014.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9	65.5	68.0	67.2

Gross profit	32.1	34.5	32.0	32.8
Selling, general and administrative expenses	29.2	27.9	29.3	28.3

Operating profit	2.9	6.6	2.7	4.5
Interest and other income (expense), net	(0.1)	0.2	0.1	0.2

Earnings before income taxes	2.8	6.8	2.8	4.7
Provision for income taxes	1.1	2.6	1.0	1.8

Net income	1.7%	4.2%	1.8%	2.9%

Three Months (13 weeks) Ended August 1, 2015 Compared With Three Months (13 weeks) Ended August 2, 2014

Net Sales

Net sales were $179.8 million for the three months ended August 1, 2015 compared to $176.7 million for the three months ended August 2, 2014, an increase of $3.1 million or 1.8%. The increase primarily reflected the net addition of 58 stores (made up of 52 new stores in North America and 8 new stores in Europe offset by 2 store closures in North America) subsequent to August 2, 2014, partially offset by a decrease in comparable sales of $7.9 million for the three months ended August 1, 2015 and a decrease of $4.4 million due to the impact of changes in foreign exchange rates. By region, North America sales decreased $0.9 million or 0.5% and Europe sales increased $4.0 million or 41.7% for the three months ended August 1, 2015 compared to the three months ended August 2, 2014.

There was a 4.5% decrease in comparable sales primarily driven by an decrease in comparable transactions partially offset by a increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail and an increase in units per transaction. Comparable sales decreases in men’s clothing, accessories, footwear, and junior’s clothing were partially offset by comparable sales increases in hardgoods. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $57.8 million for the three months ended August 1, 2015 compared to $60.9 million for the three months ended August 2, 2014, a decrease of $3.1 million, or 5.2%. As a percent of net sales, gross profit decreased 240 basis points for the three months ended August 1, 2015 to 32.1%. The decrease was primarily driven by a 130 basis point decrease due to the deleveraging of our store occupancy costs, 70 basis points due to a decrease in our product margin, and 20 basis points due to higher distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $52.5 million for the three months ended August 1, 2015 compared to $49.3 million for the three months ended August 2, 2014, an increase of $3.2 million, or 6.4%. SG&A expenses as a percent of net sales increased by 130 basis points for the three months ended August 1, 2015 to 29.2%. The increase was primarily driven by an increase of 160 basis points due to the deleveraging of our store operating expenses, partially offset by a decrease of 30 basis points decrease in incentive compensation.

Provision for Income Taxes

Our effective income tax rate for the three months ended August 1, 2015 was 38.1% compared to 37.6% for the three months ended August 2, 2014.

Net Income

Net income for the three months ended August 1, 2015 was $3.2 million, or $0.11 per diluted share, compared with net income of $7.5 million, or $0.26 per diluted share, for the three months ended August 2, 2014.

Six Months (26 weeks) Ended August 1, 2015 Compared With Six Months (26 weeks) Ended August 2, 2014

Net Sales

Net sales were $357.4 million for the six months ended August 1, 2015 compared to $339.6 million for the six months ended August 2, 2014, an increase of $17.8 million or 5.2%. The increase reflected the net addition of 58 stores (made up of 52 new stores in North America and 8 new stores in Europe offset by 2 store closures in North America) subsequent to August 2, 2014, partially offset by a decrease in comparable sales of $3.0 million for the six months ended August 1, 2015 and a decrease of $9.5 million due to the impact of changes in foreign exchange rates. By region, North America sales increased $9.7 million or 3.0% and Europe sales increased $8.1 million or 37.1% for the six months ended August 1, 2015 compared to the six months ended August 2, 2014.

There was a 0.9% decrease in comparable sales primarily driven by a decrease in comparable transactions partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and an increase in average unit retail. Comparable sales decreases in footwear and accessories were partially offset by comparable sales increases in hardgoods, junior’s clothing and men’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $114.3 million for the six months ended August 1, 2015 compared to $111.4 million for the six months ended August 2, 2014, an increase of $2.9 million, or 2.6%. As a percent of net sales, gross profit decreased 80 basis points for the six months ended August 1, 2015 to 32.0%. The decrease was primarily driven by a 90 basis point decrease due to the deleveraging of our store occupancy costs, partially offset by a 20 basis points increase in our product margin.

Selling, General and Administrative Expenses

SG&A expenses were $104.9 million for the six months ended August 1, 2015 compared to $96.1 million for the six months ended August 2, 2014, an increase of $8.7 million, or 9.1%. SG&A expenses as a percent of net sales increased by 100 basis points for the six months ended August 1, 2015 to 29.3%. The increase was primarily driven by a 110 basis points impact due to the deleveraging of our store operating expenses.

Provision for Income Taxes

Our effective income tax rate for the six months ended August 1, 2015 was 37.9% compared to 37.5% for the six months ended August 2, 2014.

Net Income

Net income for the six months ended August 1, 2015 was $6.0 million, or $0.21 per diluted share, compared with net income of $10.0 million, or $0.34 per diluted share, for the six months ended August 2, 2014.

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

Operating Activities

Net cash provided by operating activities decreased by $29.5 million to $1.0 million for the six months ended August 1, 2015 from $30.5 million for the six months ended August 2, 2014. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $53.8 million for the six months ended August 1, 2015, primarily related to $73.9 million in net sales of marketable securities partially offset by $20.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $13.1 million for the six months ended August 2, 2014, related to $18.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $5.2 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended August 1, 2015 was $53.3 million, primarily related to $59.0 million cash paid for the repurchase of common stock, partially offset by $4.6 million in net proceeds from revolving credit facilities and long-term debt and $1.1 million in proceeds from stock-based compensation exercises and related tax benefits. Net cash used in financing activities for the six months ended August 2, 2014 was $15.1 million, primarily related to $19.6 million cash paid for the repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $3.5 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at August 1, 2015 and January 31, 2015. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.4 million and $0.3 million at August 1, 2015 and January 31, 2015. The secured revolving credit facility bears interest either at a fluctuating rate per annum equal to 1% above the Daily Three Month LIBOR rate or at a fixed rate of 1% above LIBOR in effect on the first day of an applicable fixed rate term.

Additionally, we have revolving lines of credit of up to 9.0 million Euro, the proceeds of which are used to fund certain international operations. There were $4.6 million of borrowings outstanding under these revolving lines of credit at August 1, 2015 and no borrowings outstanding at January 31, 2015. We had no open commercial letters of credit outstanding under these revolving lines of credit at August 1, 2015 or January 31, 2015.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 1, 2015. The following table summarizes the total amount of future payments due under our contractual obligations at August 1, 2015 (in thousands):

	Total	Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$406,769	$31,403	$118,566	$97,700	$159,100
Purchase obligations (2)	172,045	172,045	—	—	—
Line of credit obligations (3)	4,602	4,602	—	—	—

Total (4)	$583,416	$208,050	$118,566	$97,700	$159,100

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes the incentive payments to the sellers and certain employees of Blue Tomato. See Note 2, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to the future incentive payments. Also excluded from the table above are unrecognized tax benefits of $0.5 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At August 1, 2015, we did not have any off-balance sheet arrangements.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $34.7 million and $30.9 million for the six months ended August 1, 2015 and August 2, 2014. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $19.0 million and $17.1 million for the six months ended August 1, 2015 and August 2, 2014.

At August 1, 2015, we were committed to property owners for minimum lease payments of $406.8 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at August 1, 2015. There were no borrowings outstanding under the secured revolving credit facility at August 1, 2015 and January 31, 2015. We had open commercial letters of credit outstanding under our secured revolving credit facility of $0.4 million and $0.3 million at August 1, 2015 and January 31, 2015.

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

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost is expected to occur in fiscal 2015 and again in fiscal 2017. We evaluated the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which we expect to raise our labor costs. While the majority of these costs is expected to occur in fiscal 2015 and again fiscal 2017, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At August 1, 2015, we had $58.6 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at August 1, 2015 has not significantly changed since January 31, 2015. Our market risk profile at January 31, 2015 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended August 1, 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 3, 2015 - May 30, 2015	287	$30.76	287	$21,160
May 31, 2015 - July 4, 2015	1,196	25.89	1,196	37,890
July 5, 2015 - August 1, 2015	783	27.01	783	16,748

Total	2,266		2,266

(1)	As of August 1, 2015, the maximum dollar value of shares that may yet be repurchased under our current share repurchase program was $16.7 million. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provided for the repurchase of up to $30.0 million of outstanding common stock. On December 10, 2014, our Board of Directors superseded and replaced this program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program, that is expected to continue through January 30, 2016, unless the time period is extended or shortened by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended August 1, 2015 and August 2, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 1, 2015 and August 2, 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 1, 2015 and August 2, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2015 and August 2, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 10, 2015	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)