Form 10-Q
period 2015-10-31
Zumiez Inc
filed 2015-12-08
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

At December 2, 2015, there were 26,685,436 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,784	$20,862
Marketable securities	46,342	133,782
Receivables	15,316	12,653
Inventories	133,565	93,850
Prepaid expenses and other	12,987	11,651
Deferred tax assets	7,686	6,965

Total current assets	220,680	279,763
Fixed assets, net	143,856	135,642
Goodwill	54,649	55,852
Intangible assets, net	11,881	13,062
Long-term other assets	10,004	9,386

Total long-term assets	220,390	213,942
Total assets	$441,070	$493,705

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$47,230	$32,094
Accrued payroll and payroll taxes	9,765	13,047
Income taxes payable	3,235	4,651
Deferred rent and tenant allowances	8,040	7,083
Other liabilities	20,896	24,572

Total current liabilities	89,166	81,447
Long-term deferred rent and tenant allowances	45,383	42,553
Long-term deferred tax liabilities	2,293	5,738
Other long-term liabilities	4,698	4,443

Total long-term liabilities	52,374	52,734

Total liabilities	141,540	134,181

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 26,683 shares issued and outstanding at October 31, 2015, and 29,418 shares issued and outstanding at January 31, 2015	133,803	129,094
Accumulated other comprehensive loss	(13,920)	(11,278)
Retained earnings	179,647	241,708

Total shareholders’ equity	299,530	359,524

Total liabilities and shareholders’ equity	$441,070	$493,705

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$204,320	$213,341	$561,749	$552,982
Cost of goods sold	134,261	135,481	377,382	363,677

Gross profit	70,059	77,860	184,367	189,305
Selling, general and administrative expenses	54,835	52,885	159,706	149,012

Operating profit	15,224	24,975	24,661	40,293
Interest income, net	84	147	440	475
Other income (expense), net	(71)	(220)	(227)	69

Earnings before income taxes	15,237	24,902	24,874	40,837
Provision for income taxes	5,584	9,175	9,238	15,158

Net income	$9,653	$15,727	$15,636	$25,679

Basic earnings per share	$0.36	$0.54	$0.56	$0.89

Diluted earnings per share	$0.36	$0.54	$0.55	$0.88

Weighted average shares used in computation of earnings per share:
Basic	26,467	28,857	27,973	28,832
Diluted	26,602	29,147	28,178	29,177

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$9,653	$15,727	$15,636	$25,679
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	67	(5,764)	(2,608)	(6,408)
Net change in unrealized gain/loss on available-for-sale investments	15	(12)	(34)	—

Other comprehensive income (loss), net	82	(5,776)	(2,642)	(6,408)

Comprehensive income	$9,735	$9,951	$12,994	$19,271

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	15,636	15,636
Other comprehensive loss, net		—	(2,642)	—	(2,642)
Issuance and exercise of stock-based compensation, including net tax benefit of $714	241	866	—	—	866
Stock-based compensation expense	—	3,843	—	—	3,843
Repurchase of common stock	(2,976)	—	—	(77,697)	(77,697)

Balance at October 31, 2015	26,683	$133,803	$(13,920)	$179,647	$299,530

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	25,679	25,679
Other comprehensive loss, net	—	—	(6,408)	—	(6,408)
Issuance and exercise of stock-based compensation, including net tax benefit of $51	364	3,462	—	—	3,462
Stock-based compensation expense	—	3,258	—	—	3,258
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at November 1, 2014	29,225	$121,703	$(1,698)	$224,195	$344,200

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$15,636	$25,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	23,158	21,556
Deferred taxes	(5,223)	(4,735)
Stock-based compensation expense	3,843	3,258
Excess tax benefit from stock-based compensation	(714)	(558)
Other	1,222	431
Changes in operating assets and liabilities:
Receivables	(3,211)	(4,259)
Inventories	(40,571)	(47,703)
Prepaid expenses and other	(1,127)	(5,990)
Trade accounts payable	15,951	42,971
Accrued payroll and payroll taxes	(3,231)	(377)
Income taxes payable	(964)	(1,087)
Deferred rent and tenant allowances	3,924	6,355
Other liabilities	(8,217)	(1,106)

Net cash provided by operating activities	476	34,435

Cash flows from investing activities:
Additions to fixed assets	(27,115)	(28,972)
Purchases of marketable securities and other investments	(58,641)	(74,398)
Sales and maturities of marketable securities and other investments	144,446	75,652

Net cash provided by (used in) investing activities	58,690	(27,718)

Cash flows from financing activities:
Proceeds from revolving credit facilities	33,504	6,056
Payments on long-term debt and revolving credit facilities	(32,393)	(2,874)
Repurchase of common stock	(77,697)	(19,557)
Proceeds from exercise of stock-based compensation, net of withholding tax payments	678	3,411
Excess tax benefit from stock-based compensation	714	558

Net cash used in financing activities	(75,194)	(12,406)

Effect of exchange rate changes on cash and cash equivalents	(50)	(160)
Net decrease in cash and cash equivalents	(16,078)	(5,849)
Cash and cash equivalents, beginning of period	20,862	19,634

Cash and cash equivalents, end of period	$4,784	$13,785

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes, net of refunds	$15,348	$20,931
Accrual for purchases of fixed assets	5,487	5,046

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. At October 31, 2015, we operated 653 stores; 587 in the United States (“U.S.”), 42 in Canada and 24 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The nine months ended October 31, 2015 and November 1, 2014 were 39-week periods.

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

Recent Accounting Standards—In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In July 2015, the FASB” issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

2. Business Combination

Blue Tomato—On July 4, 2012, we acquired 100% of the outstanding stock of Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million, using the exchange rate as of July 4, 2012). Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods and the acquisition allowed us to enter into the European marketplace.

In addition, there was the possibility of future incentive payments to the sellers and certain employees of Blue Tomato in an aggregate amount of up to 22.1 million Euros ($24.1 million, using the exchange rate on the date of payment) to the extent that certain financial metrics were met related to (i) the obtainment of certain EBITDA performance of Blue Tomato for the twelve months ended April 30, 2015 and (ii) the opening and performance of certain defined incremental stores in the European market by April 30, 2015.

We determined that Blue Tomato achieved the metrics related to the opening and performance of certain defined incremental stores by April 30, 2015 and we paid 6.0 million Euros ($6.6 million, using the exchange rate on the date of payment) of which 3.0 million Euros ($3.3 million, using the exchange rate on the date of payment) was paid in cash and 3.0 million Euros ($3.3 million, using the exchange rate on the date of payment) was paid in 0.1 million shares of our common stock. The incentive payment was paid during the three months ended October 31, 2015. For the three months ended October 31, 2015, we recorded no expense related to the incentive payment as the entire payment was expensed through the date of achievement of April 30, 2015. For the nine months ended October 31, 2015, we recorded $0.6 million of expense for the incentive payments. For the three and nine months ended November 1, 2014, we estimated that we would not be obligated for future incentive payments and recorded no expense related to the incentive payments.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,784	$—	$—	$4,784
Money market funds	—	—	—	—
State and local government securities	—	—	—	—

Total cash and cash equivalents	4,784	—	—	4,784

Marketable securities:
State and local government securities	47,354	17	(191)	47,180
Variable-rate demand notes	—	—	—	—

Total marketable securities	$47,354	$17	$(191)	$47,180

Less: Long-term marketable securities (1)				(838)

Total current marketable securities				$46,342

	January 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,251	$—	$—	$10,251
Money market funds	7,061	—	—	7,061
State and local government securities	3,550	—	—	3,550

Total cash and cash equivalents	20,862	—	—	20,862

Marketable securities:
State and local government securities	102,888	73	(186)	102,775
Variable-rate demand notes	31,830	—	—	31,830

Total marketable securities	$134,718	$73	$(186)	$134,605

Less: Long-term marketable securities (1)				(823)

Total current marketable securities				$133,782

(1)	At October 31, 2015 and January 31, 2015, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	22,613	(28)	1,064	(163)	23,677	(191)

Total marketable securities	$22,613	$(28)	$1,064	$(163)	$23,677	$(191)

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	27,701	(9)	823	(177)	28,524	(186)

Total marketable securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

We did not record a realized loss for other-than-temporary impairments during the nine months ended October 31, 2015 or November 1, 2014.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Minimum rent expense	$17,518	$16,056	$51,462	$46,254
Contingent rent expense	531	594	1,270	1,262

Total rent expense (1)	$18,049	$16,650	$52,732	$47,516

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $9.7 million and $28.7 million for the three and nine months ended October 31, 2015 and $9.1 million and $26.2 million for the three and nine months ended November 1, 2014.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at October 31, 2015 are as follows (in thousands):

Fiscal 2015	$16,307
Fiscal 2016	63,913
Fiscal 2017	60,703
Fiscal 2018	55,480
Fiscal 2019	49,009
Thereafter	180,594

Total (1)	$426,006

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At October 31, 2015, we had outstanding purchase orders to acquire merchandise from vendors of $148.2 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at October 31, 2015 and January 31, 2015 was $2.5 million and $2.4 million.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$—	$—	$—
State and local government securities	—	—	—
Marketable securities:
State and local government securities	—	46,342	—
Variable-rate demand notes	—	—	—
Long-term other assets:		—	—
Money market funds	1,761	—	—
State and local government securities	—	—	838
Equity investments	—	—	119

Total	$1,761	$46,342	$957

	January 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,061	$—	$—
State and local government securities	—	3,550	—
Marketable securities:
State and local government securities	—	101,952	—
Variable-rate demand notes	—	31,830	—
Long-term other assets:
State and local government securities	—	—	823
Equity investments	—	—	123

Total	$7,061	$137,332	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the nine months ended October 31, 2015 and November 1, 2014.

6. Stockholders’ Equity

Share Repurchase—In December 2013, the Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provided for the repurchase of up to $30.0 million of outstanding common stock. On December 10, 2014, our Board of Directors superseded and replaced this program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program; this stock repurchase program was completed in August 2015.

The following table summarizes common stock repurchase activity during the nine months ended October 31, 2015:

Number of shares repurchased	2,976
Average price per share of repurchased shares (with commission)	$26.11
Total cost of shares repurchased	$77,697

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Accumulated other comprehensive loss
Three months ended October 31, 2015:
Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)
Other comprehensive income, net (1)	67	15	82

Balance at October 31, 2015	$(13,813)	$(107)	$(13,920)

Three months ended November 1, 2014:
Balance at August 2, 2014	$4,146	$(68)	$4,078
Other comprehensive loss, net (1)	(5,764)	(12)	(5,776)

Balance at November 1, 2014	$(1,618)	$(80)	$(1,698)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Accumulated other comprehensive loss
Nine months ended October 31, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(2,608)	(34)	(2,642)

Balance at October 31, 2015	$(13,813)	$(107)	$(13,920)

Nine months ended November 1, 2014:
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive loss, net (1)	(6,408)	—	(6,408)

Balance at November 1, 2014	$(1,618)	$(80)	$(1,698)

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three and nine months ended October 31, 2015 and November 1, 2014 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss). Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended
	October 31, 2015	November 1, 2014
Dividend yield	—	—
Volatility rate	53.4%	63.7%
Weighted-average expected life (in years)	6.25	6.25
Weighted-average risk-free interest rate	1.8%	1.9%
Weighted-average fair value per share of stock options granted	$20.19	$15.26

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of goods sold	$265	$268	$768	$783
Selling, general and administrative expenses	868	884	3,075	2,475

Total stock-based compensation expense	$1,133	$1,152	$3,843	$3,258

At October 31, 2015, there was $6.7 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/ Units	Grant Date Weighted- Average Fair Value	Intrinsic Value (1)
Outstanding at January 31, 2015	343	$26.56
Granted	126	$36.69
Vested	(140)	$27.10
Forfeited	(36)	$28.10

Outstanding at October 31, 2015	293	$30.48	$5,124

(1)	Intrinsic value for restricted stock awards and units is defined as the market value of the outstanding restricted stock awards and units on the last business day of the quarter.

The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value (1)
Outstanding at January 31, 2015	251	$24.76
Granted	24	$38.57
Exercised	(33)	$10.17
Forfeited	(79)	$33.50

Outstanding at October 31, 2015	163	$25.57	5.0	$342

Exercisable at October 31, 2015	107	$22.49	3.2	$342

(1)	Intrinsic value for stock options is defined as the difference between the market price of our common stock on the last business day of the quarter and the weighted average exercise price of in-the-money options outstanding at the end of the quarter.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$9,653	$15,727	$15,636	$25,679
Weighted average common shares for basic earnings per share	26,467	28,857	27,973	28,832
Dilutive effect of stock options and restricted stock	135	290	205	345

Weighted average common shares for diluted earnings per share	26,602	29,147	28,178	29,177

Basic earnings per share	$0.36	$0.54	$0.56	$0.89

Diluted earnings per share	$0.36	$0.54	$0.55	$0.88

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million for the three and nine months ended October 31, 2015 and 0.1 million for the three and nine months ended November 1, 2014.

9. Subsequent Event

On December 2, 2015, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $70.0 million of outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices. The stock repurchase program is expected to continue through the fiscal year ending January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

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

Fiscal 2015 is the 52-week period ending January 30, 2016. Fiscal 2014 is the 52-week period ending January 31, 2015. The first nine months of fiscal 2015 was the 39-week period ended October 31, 2015. The first nine months of fiscal 2014 was the 39-week period ended November 1, 2014.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7	63.5	67.2	65.8

Gross profit	34.3	36.5	32.8	34.2
Selling, general and administrative expenses	26.8	24.8	28.4	26.9

Operating profit	7.5	11.7	4.4	7.3
Interest and other income (expense), net	—	—	0.1	—

Earnings before income taxes	7.5	11.7	4.5	7.3
Provision for income taxes	2.7	4.3	1.6	2.7

Net income	4.8%	7.4%	2.9%	4.6%

Three Months (13 weeks) Ended October 31, 2015 Compared With Three Months (13 weeks) Ended November 1, 2014

Net Sales

Net sales were $204.3 million for the three months ended October 31, 2015 compared to $213.3 million for the three months ended November 1, 2014, a decrease of $9.0 million or 4.2%. The decrease primarily reflected a decrease in comparable sales of $15.2 million and a decrease of $4.6 million due to the impact of changes in foreign exchange rates, partially offset by the net addition of 51 stores (made up of 46 new stores in North America and 8 new stores in Europe offset by 3 store closures in North America) subsequent to November 1, 2014. By region, North America sales decreased $10.5 million or 5.3% and Europe sales increased $1.5 million or 10.0% for the three months ended October 31, 2015 compared to the three months ended November 1, 2014.

There was a 7.3% decrease in comparable sales primarily driven by an decrease in comparable transactions partially offset by a increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail and an increase in units per transaction. Comparable sales decreased in men’s clothing, accessories, footwear, hardgoods and junior’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $70.1 million for the three months ended October 31, 2015 compared to $77.9 million for the three months ended November 1, 2014, a decrease of $7.8 million, or 10.0%. As a percent of net sales, gross profit decreased 220 basis points for the nine months ended October 31, 2015 to 34.3%. The decrease was primarily driven by a 150 basis point decrease due to the deleveraging of our store occupancy costs, 30 basis points due to a decrease in our product margin, and 30 basis points due to higher distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $54.8 million for the three months ended October 31, 2015 compared to $52.9 million for the three months ended November 1, 2014, an increase of $2.0 million, or 3.7%. SG&A expenses as a percent of net sales increased by 200 basis points for the three months ended October 31, 2015 to 26.8%. The increase was driven by an increase of 200 basis points due to the deleveraging of our store operating expenses.

Provision for Income Taxes

Our effective income tax rate for the three months ended October 31, 2015 was 36.6% compared to 36.8% for the three months ended November 1, 2014.

Net Income

Net income for the three months ended October 31, 2015 was $9.7 million, or $0.36 per diluted share, compared with net income of $15.7 million, or $0.54 per diluted share, for the three months ended November 1, 2014.

Nine Months (39 weeks) Ended October 31, 2015 Compared With Nine Months (39 weeks) Ended November 1, 2014

Net Sales

Net sales were $561.7 million for the nine months ended October 31, 2015 compared to $553.0 million for the nine months ended November 1, 2014, an increase of $8.8 million or 1.6%. The increase reflected the net addition of 51 stores (made up of 46 new stores in North America and 8 new stores in Europe offset by 3 store closures in North America) subsequent to November 1, 2014, partially offset by a decrease in comparable sales of $18.2 million and a decrease of $14.0 million due to the impact of changes in foreign exchange rates. By region, North America sales decreased $0.8 million or 5.3% and Europe sales increased $9.6 million or 26.2% for the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014.

There was a 3.4% decrease in comparable sales primarily driven by a decrease in comparable transactions partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail and an increase in units per transaction. Comparable sales decreases in footwear, accessories, men’s clothing, junior’s clothing were partially offset by comparable sales increases in hardgoods. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $184.4 million for the nine months ended October 31, 2015 compared to $189.3 million for the nine months ended November 1, 2014, a decrease of $4.9 million, or 2.6%. As a percent of net sales, gross profit decreased 140 basis points for the nine months ended October 31, 2015 to 32.8%. The decrease was driven by a 120 basis point decrease due to the deleveraging of our store occupancy costs and 20 basis points due to higher distribution costs.

Selling, General and Administrative Expenses

SG&A expenses were $159.7 million for the nine months ended October 31, 2015 compared to $149.0 million for the nine months ended November 1, 2014, an increase of $10.7 million, or 7.2%. SG&A expenses as a percent of net sales increased by 150 basis points for the nine months ended October 31, 2015 to 28.4%. The increase was primarily driven by a 140 basis points impact due to the deleveraging of our store operating expenses.

Provision for Income Taxes

Our effective income tax rate was 37.1% for both the nine months ended October 31, 2015 and November 1, 2014.

Net Income

Net income for the nine months ended October 31, 2015 was $15.6 million, or $0.55 per diluted share, compared with net income of $25.7 million, or $0.88 per diluted share, for the nine months ended November 1, 2014.

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

During fiscal 2015, we expect to spend approximately $35 million to $37 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the 57 new stores we plan to open in fiscal 2015 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2015 will not be different from the number of stores we plan to open, or that actual fiscal 2015 capital expenditures will not differ from this expected amount.

Operating Activities

Net cash provided by operating activities decreased by $34.0 million to $0.5 million for the nine months ended October 31, 2015 from $34.4 million for the nine months ended November 1, 2014. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $58.7 million for the nine months ended October 31, 2015, related to $85.8 million in net sales of marketable securities partially offset by $27.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $27.7 million for the nine months ended November 1, 2014, related to $29.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $1.3 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2015 was $75.2 million, primarily related to $77.7 million cash paid for the repurchase of common stock, partially offset by $1.4 million in proceeds from stock-based compensation exercises and related tax benefits and $1.1 million in net proceeds from revolving credit facilities. Net cash used in financing activities for the nine months ended November 1, 2014 was $12.4 million, primarily related to $19.6 million cash paid for the repurchase of common stock, partially offset by net proceeds from revolving credit facilities and long-term debt of $3.2 million and proceeds from stock-based compensation exercises and related tax benefits of $4.0 million.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at October 31, 2015 and January 31, 2015. We had no open commercial letters of credit outstanding under our secured revolving credit facility at October 31, 2015 and $0.3 million at January 31, 2015. The secured revolving credit facility bears interest either at a fluctuating rate per annum equal to 1% above the Daily Three Month LIBOR rate or at a fixed rate of 1% above LIBOR in effect on the first day of an applicable fixed rate term.

Additionally, we have revolving lines of credit of up to 9.0 million Euro, the proceeds of which are used to fund certain international operations. There were $1.2 million of borrowings outstanding under these revolving lines of credit at October 31, 2015 and no borrowings outstanding at January 31, 2015. We had no open commercial letters of credit outstanding under these revolving lines of credit at October 31, 2015 or January 31, 2015.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 31, 2015. The following table summarizes the total amount of future payments due under our contractual obligations at October 31, 2015 (in thousands):

	Total	Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Fiscal 2018	Thereafter
Operating lease obligations (1)	$426,006	$16,307	$124,616	$104,489	$180,594
Purchase obligations (2)	148,222	148,222	—	—	—
Line of credit obligations (3)	1,186	1,186	—	—	—

Total (4)	$575,414	$165,715	$124,616	$104,489	$180,594

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	Amounts include borrowings outstanding under our revolving lines of credit.
(4)	The table above excludes unrecognized tax benefits of $0.6 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At October 31, 2015, we did not have any off-balance sheet arrangements.

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

Customer tastes and fashion trends in our market are volatile and tend to change rapidly. Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

The current uncertainty surrounding the U.S. and global economies, including the European economy, coupled with cyclical economic trends could have a material adverse effect on our results of operations.

Our retail market historically has been subject to substantial cyclicality. As the U.S. and global economic conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of apparel and related products may decline. The current uncertainty in the U.S. and global economies and increased government debt may have a material adverse impact on our results of operations and financial position.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees who understand and appreciate our culture and our brand and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and distribution and ecommerce fulfillment centers particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and our employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $52.7 million and $47.5 million for the nine months ended October 31, 2015 and November 1, 2014. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $28.7 million and $26.2 million for the nine months ended October 31, 2015 and November 1, 2014.

At October 31, 2015, we were committed to property owners for minimum lease payments of $426.0 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at October 31, 2015. There were no borrowings outstanding under the secured revolving credit facility at October 31, 2015 and January 31, 2015. We had no open commercial letters of credit outstanding under our secured revolving credit facility at October 31, 2015 and $0.3 million at January 31, 2015.

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

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost is expected to occur in fiscal 2015 and again in fiscal 2017. We evaluated the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which we expect to raise our labor costs. While the majority of these costs is expected to occur in fiscal 2015 and again in fiscal 2017, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At October 31, 2015, we had $46.3 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at October 31, 2015 has not significantly changed since January 31, 2015. Our market risk profile at January 31, 2015 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended October 31, 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
August 2, 2015 - August 29, 2015	710	$23.60	710	$—
August 30, 2015 - October 3, 2015	—	—	—	—
October 4, 2015 - October 31, 2015 (2)	—	17.68	—	—

Total	710		710

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. The December 2013 stock repurchase program was completed in April 2014. In March 2014, the Board of Directors authorized an additional stock repurchase program that provided for the repurchase of up to $30.0 million of outstanding common stock. On December 10, 2014, our Board of Directors superseded and replaced this program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program. The June 2015 stock repurchase program was completed in August 2015.
(2)	Less than 1,000 shares were repurchased during the four weeks ended October 31, 2015.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2015 and November 1, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 31, 2015 and November 1, 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 31, 2015 and November 1, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2015 and November 1, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 8, 2015	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)