Form 10-K
period 2016-01-30
Zumiez Inc
filed 2016-03-14
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 30, 2016

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Name of each exchange on which registered: The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 1, 2015, was $523,197,781. At March 7, 2016, there were 25,488,900 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 1, 2016, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2016 will be the 52 week period ending January 28, 2017. Fiscal 2015 was the 52 week period ending January 30, 2016. Fiscal 2014 was the 52-week period ending January 31, 2015. Fiscal 2013 was the 52-week period ending February 1, 2014. Fiscal 2012 was the 53-week period ending February 2, 2013. Fiscal 2011 was the 52-week period ending January 28, 2012.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez Inc., including its wholly-owned subsidiaries, is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. Zumiez Inc. was formed in August 1978 and is a Washington State corporation.

At January 30, 2016, we operated 658 stores; 592 in the United States (“U.S.”), 42 in Canada and 24 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

We completed the acquisition of Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during fiscal 2012. Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods.

We employ a sales strategy that integrates our stores with our ecommerce platform. There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers. Our selling platforms bring the look and feel of an independent specialty shop through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our selling platforms to appeal to teenagers and young adults and to serve as a destination for our customers. We believe that our distinctive selling platforms concepts and compelling economics will provide continued opportunities for growth in both new and existing markets.

We believe that our customers desire authentic merchandise and fashion that is rooted in the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles to express their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands, styles and categories of product. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of apparel, footwear, accessories and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our merchandise mix with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Over our 37-year history, we have developed a corporate culture based on a passion for action sports, streetwear and other unique lifestyles. We have increased our store count from 400 as of the end of fiscal 2010 to 658 as of the end of fiscal 2015, representing a compound annual growth rate of 10.5%; increased net sales from $478.8 million in fiscal 2010 to $804.2 million in fiscal 2015, representing a compound annual growth rate of 10.9%; and been profitable in every fiscal year of our 37-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept. We target a large population of young men and women, many of whom we believe are attracted to action sports, streetwear, and other unique lifestyles and desire to express their personal independence and style through the apparel, footwear and accessories they wear and the equipment they use. We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit and differentiates us in our market.

Differentiated Merchandising Strategy. We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant lifestyle brands encompassing apparel, footwear, accessories and hardgoods. The breadth of merchandise offered through our sales channels exceeds that offered by many of our competitors and includes some brands and products that are available only at our stores within many malls or shopping areas. Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the season dictates, providing us the opportunity to shift our merchandise selection seasonally. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

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

Distinctive Customer Experience. We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image. We seek to integrate our store and digital shopping experiences to serve our customers whenever, wherever, and however they choose to engage with us. We seek to attract knowledgeable sale associates who identify with our brand and are able to offer superior customer service, advice and product expertise. We believe that our distinctive shopping experience enhances our image as a leading source for apparel and equipment for action sports, streetwear, and other unique lifestyles.

Disciplined Operating Philosophy. We have an experienced senior management team. Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture. Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level. Our comprehensive training programs are designed to provide our employees with enhanced product knowledge, selling skills and operational expertise. We believe that our merchandising teams’ immersion in the lifestyles we represent, supplemented with feedback from our customers, store associates and omni-channel leadership, allows us to consistently identify and react to emerging fashion trends. We believe that this, combined with our inventory planning and allocation processes and systems, helps us better manage markdown and fashion risk.

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the lifestyles we represent. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands. We believe that our immersion in the lifestyles we represent allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading specialty retailer of action sports, streetwear, and other unique lifestyles by:

Opening New Store Locations. We believe our brand has appeal that provides store expansion opportunities throughout the U.S., Canada and Europe. During the last three fiscal years, we have opened 172 new stores consisting of 57 stores in fiscal 2015, 56 stores in fiscal 2014 and 59 stores in fiscal 2013. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 34 new stores in fiscal 2016, including stores in our existing markets and in new markets domestically and internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Continuing to Generate Sales Growth through Existing Channels. We seek to maximize our comparable sales by continuing to integrate our store and on-line shopping experiences and offering our customers a broad and relevant selection of brands and products.

Enhancing our Brand Awareness through Continued Marketing and Promotion. We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions and activities that embody the unique lifestyles of our customers. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our ecommerce presence to further increase our brand awareness. We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets. We also benefit from branded vendors’ marketing.

Merchandising and Purchasing

Our goal is to be viewed by our customers as the definitive source of merchandise for their unique lifestyles across all channels in which we operate. We believe that the breadth of merchandise that we offer our customers, which includes apparel, footwear, accessories and hardgoods, exceeds that offered by many other specialty stores at a single location, and makes us a single-stop purchase destination for our target customers.

We seek to identify fashion trends as they develop and to respond in a timely manner with a relevant product assortment. We strive to keep our merchandising mix fresh by continuously introducing new brands or styles in response to the evolving desires of our customers. Our merchandise mix may vary by region, country, and season, reflecting the preferences and seasons in each market.

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music, and art is integral to our overall success. No single brand that we carry accounted for more than 9.8%, 8.7% and 7.6% of our net sales in fiscal 2015, 2014 and 2013. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2015, 2014 and 2013, our private label merchandise represented 21.0%, 19.9% and 17.7% of our net sales.

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

Our merchandising staff remains in tune with the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles by participating in action sports, attending relevant events and concerts, watching related programming and reading relevant publications and social network channels. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors.

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

Stores

Store Locations. At January 30, 2016, we operated 658 stores in the following locations:

United States and Puerto Rico - 592 Stores
Alabama	4	Indiana	10	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	13	Kansas	3	New Jersey	20	South Dakota	2
Arkansas	3	Kentucky	4	New Mexico	5	Tennessee	8
California	89	Louisiana	6	New York	33	Texas	52
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	9	Maryland	11	North Carolina	12	Vermont	1
Delaware	4	Massachusetts	11	North Dakota	3	Virginia	14
Florida	32	Michigan	13	Ohio	11	Washington	25
Georgia	12	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	6	Mississippi	1	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	21	Wyoming	2
Illinois	19	Montana	5	Puerto Rico	3

Canada - 42 Stores
Alberta	6	New Brunswick	1	Saskatoon	2
British Columbia	9	Nova Scotia	2
Manitoba	2	Ontario	20

Europe - 24 Stores
Austria	12
Germany	12

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores End of Year
2015	57	2	658
2014	56	4	603
2013	59	6	551

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates. At January 30, 2016, our stores averaged approximately 2,941 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space. In fiscal 2016, we plan on opening new stores with square footage similar to this average.

Expansion Opportunities and Site Selection. In selecting a location for a new store, we target high-traffic locations with suitable demographics and favorable lease terms. For mall locations, we seek locations near busy areas of the mall such as food courts, movie theaters, game stores and other popular teen and young adult retailers. We generally locate our stores in malls in which other teen and young adult-oriented retailers have performed well. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall.

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

Our store associates generally have an interest in the fashion, music, art and culture of the action sports lifestyle and are knowledgeable about our products. Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates. These programs are designed to promote a competitive, yet fun, culture that is consistent with the unique lifestyles we seek to promote.

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the lifestyles we represent. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, which give our customers an opportunity to experience and participate in the lifestyles we offer. Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brands and culture.

We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities. The points can be redeemed for a broad range of rewards, including product and experiential rewards. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, the Zumiez STASH, catalogs and various social network channels. We believe that our immersion in action sports, streetwear, and other unique lifestyles allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy. Domestically, our distribution center is located in Corona, California. At this facility, merchandise is inspected, allocated to stores and distributed to our stores and customers. Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise.

During fiscal 2015, we closed our ecommerce fulfillment center located in Edwardsville, Kansas moving to fully localized fulfillment strategy in which we use our domestic store network to provide fulfillment services for the vast majority of customer purchases.

Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe and we operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.

Management Information Systems

Our management information systems provide integration of store, on-line, merchandising, distribution, financial and human resources functions. The systems include applications related to point-of-sale, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. We continue to invest in technology to align these systems with our business requirements and to support our continuing growth.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2015, approximately 56% of our net sales occurred in the third and fourth quarters combined, similar to previous years. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At January 30, 2016, we employed approximately 2,300 full-time and approximately 4,700 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

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

Our ability to attract customers to our stores depends heavily on the success of the shopping malls in which many of our stores are located; any decrease in consumer traffic in those malls could cause our sales to be less than expected.

In order to generate customer traffic we depend heavily on locating many of our stores in prominent locations within successful shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores could have a material adverse effect on our results of operations. We intend to continue to open new stores in future years while remodeling a portion of our existing store base annually. In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we may not be able to obtain that financing on acceptable terms or at all.

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

We may, from time to time, acquire other retail stores or businesses, such as our acquisition of Blue Tomato, one of the leading European specialty retailers of apparel, footwear, accessories, and hardgoods. We may experience difficulties in integrating any stores or businesses we may acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities. If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

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

The current uncertainty surrounding the U.S. and global economies, including the European economy, coupled with cyclical economic trends in retailing could have a material adverse effect on our results of operations.

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

Because of this cycle, we believe the “value” message has become more important to consumers. As a retailer that sells approximately 80% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted the required due diligence activities for the 2014 calendar year and filed our second Form SD report with the SEC in May 2015. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors could have a material adverse effect on our business. There can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us, raise the prices they charge at any time or allow their merchandise to be discounted by other retailers. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. In addition, certain of our vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. In addition, a number of our vendors are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees who understand and appreciate our culture and our brand and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected. We are also dependent upon temporary personnel to adequately staff our stores and our distribution and fulfillment operations particularly during busy periods such as the back-to-school and winter holiday seasons. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

Our business could suffer with the closure or disruption of our home office or our distribution centers.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $71.1 million, $64.6 million and $53.4 million for fiscal 2015, 2014 and 2013. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $38.6 million, $35.6 million and $32.0 million for fiscal 2015, 2014 and 2013.

At January 30, 2016, we were committed to property owners for minimum lease payments of $425.4 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

The terms of our primary credit facility impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions. These restrictions could have a significant adverse impact on our business. Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.

Subsequent to January 30, 2016, we entered into an asset-based revolving credit agreement with Wells Fargo Bank, N.A., which provides for a senior secured revolving credit facility (“ABL Facility”) of up to $100 million. The ABL Facility replaces the above mentioned secured credit agreement. The ABL Facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to at least 10% of the loan cap must be maintained under the ABL Facility. The ABL Facility does not otherwise contain financial maintenance covenants. These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

The ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Additionally, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support their commitments to us in the future. If our lenders fail to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

Sales from private label merchandise account for approximately 20% of our net sales and generally carry higher gross margins than our other merchandise. We may take steps to increase the percentage of net sales of private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, could have a material adverse effect on our comparable sales, financial condition and results of operations.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

We are continuing to make investments to improve our information systems infrastructure. If our information systems, including software, do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. Additionally, we rely on third-party service providers for certain information systems functions. If a service provider fails to provide the data quality, communications capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

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

Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses. Furthermore, inconsistent increases in state and or city minimum wage requirements limits our ability to increase prices across all markets and channels. Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. These costs were incurred in fiscal 2015, however, there is no assurance that we will be able to absorb and/or pass through the costs of future heath care legislation in a manner that will not adversely impact our results or operations.

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

The reduction of total outstanding shares through the execution of the share repurchase program of common stock may increase the risk that a group of shareholders could form a group to become a controlling shareholder.

We do not have a controlling shareholder, nor are we aware of any shareholders that have formed a “group” (defined as when two or more persons agree to act together for the purposes of acquiring, holding, voting or otherwise disposing of the equity securities of an issuer). The reduction of total outstanding shares through the execution of the share repurchase program of common stock may increase the risk that a group of shareholders could form a group to become a controlling shareholder.

A controlling shareholder would have significant influence over, and may have the ability to control, matters requiring approval by the Company’s shareholders, including the election of directors and approval of mergers, consolidations, sales of assets, recapitalizations and amendments to the Company’s articles of incorporation. Furthermore, a controlling shareholder may take actions with which other shareholders do not agree, including actions that delay, defer or prevent a change of control of the company and that could cause the price that investors are willing to pay for the company’s stock to decline.

The value of our investments may fluctuate.

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At January 30, 2016, we had $33.2 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

All of our stores are occupied under operating leases and encompassed approximately 1.9 million total square feet at January 30, 2016.

We own approximately 356,000 square feet of land in Lynnwood, Washington, and completed construction of a 63,071 square foot home office in fiscal 2012. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office. This lease is set to expire in 2017.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease a 85,390 square feet combined distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. This lease is set to expire in 2019. We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada. This lease is set to expire in 2018.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 30, 2016, there were 25,708,017 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2015	High	Low
First Fiscal Quarter (February 1, 2015—May 2, 2015)	$40.64	$30.89
Second Fiscal Quarter (May 3, 2015—August 1, 2015)	$32.29	$23.51
Third Fiscal Quarter (August 2, 2015—October 31, 2015)	$26.32	$13.75
Fourth Fiscal Quarter (November 1, 2015—January 30, 2016)	$18.49	$11.53

Fiscal 2014	High	Low
First Fiscal Quarter (February 2, 2014—May 3, 2014)	$26.50	$20.68
Second Fiscal Quarter (May 4, 2014—August 2, 2014)	$30.75	$24.25
Third Fiscal Quarter (August 3, 2014—November 1, 2014)	$34.64	$27.21
Fourth Fiscal Quarter (November 2, 2013—January 31, 2015)	$41.81	$32.68

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 29, 2011 and ending on January 30, 2016. The comparison assumes $100 was invested on January 29, 2011 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15	1/30/16
Zumiez	100.00	126.98	94.62	96.46	167.14	81.17
NASDAQ Composite	100.00	105.66	119.44	159.71	181.15	180.76
NASDAQ Retail Trade	100.00	109.43	134.51	169.09	189.62	223.63

Holders of the Company’s Capital Stock

We had 530 shareholders of record as of February 26, 2016.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the thirteen weeks ended January 30, 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
November 1, 2015—November 28, 2015	—	$—	—	$—
November 29, 2015—January 2, 2016	546	15.26	546	61,674
January 3, 2016—January 30, 2016	443	16.42	443	54,395

Total	989		989

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. In December 2014, our Board of Directors authorized us to repurchase $30.0 million shares of our common stock. This superseded and replaced any previously authorized share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program that was completed in August 2015. In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2015 (1)	Fiscal 2014 (2)	Fiscal 2013 (3)	Fiscal 2012 (4)	Fiscal 2011
Statement of Operations Data (in thousands, except per share data):
Net sales	$804,183	$811,551	$724,337	$669,393	$555,874
Cost of goods sold	535,559	524,468	462,577	428,109	354,198

Gross profit	268,624	287,083	261,760	241,284	201,676
Selling, general and administrative expenses	222,459	215,512	188,918	172,742	141,444

Operating profit	46,165	71,571	72,842	68,542	60,232
Interest income, net	529	637	711	1,410	1,836
Other (expense) income, net	(833)	(557)	(1,589)	327	(379)

Earnings before income taxes	45,861	71,651	71,964	70,279	61,689
Provision for income taxes	17,076	28,459	26,016	28,115	24,338

Net income	$28,785	$43,192	$45,948	$42,164	$37,351

Earnings per share:
Basic	$1.05	$1.50	$1.54	$1.37	$1.22

Diluted	$1.04	$1.47	$1.52	$1.35	$1.20

Weighted average shares outstanding:
Basic	27,497	28,871	29,810	30,742	30,527
Diluted	27,673	29,288	30,206	31,273	31,119

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$75,554	$154,644	$117,155	$103,172	$172,798
Working capital	129,755	191,351	168,472	146,115	197,927
Total assets	414,695	493,705	443,403	409,098	362,157
Total long-term liabilities	48,596	52,734	46,375	48,478	34,304
Total shareholders’ equity	296,957	359,524	335,654	303,421	272,277

Other Financial Data (in thousands, except gross margin and operating margin):
Gross margin	33.4%	35.4%	36.1%	36.0%	36.3%
Operating margin	5.7%	8.8%	10.1%	10.2%	10.8%
Capital expenditures	$34,834	$35,758	$35,969	$41,070	$25,508
Depreciation, amortization and accretion	$30,410	$29,167	$26,596	$22,957	$19,744

Company Data:
Number of stores open at end of period	658	603	551	498	444
Comparable sales increase (decrease) (5)	(5.3%)	4.6%	(0.3%)	5.0%	8.7%
Net sales per store (6) (in thousands)	$1,256	$1,390	$1,366	$1,403	$1,303
Total store square footage (7) (in thousands)	1,935	1,770	1,624	1,480	1,308
Average square footage per store (8)	2,941	2,936	2,947	2,961	2,945
Net sales per square foot (9)	$427	$473	$462	$475	$443

(1)	Included in the results for fiscal 2015 is $1.2 million for the exit costs associated with the closure of our Kansas fulfillment center, $0.6 million for the expense associated with the incentive payments to be paid in conjunction with our acquisition of Blue Tomato and an expense of $0.9 million of amortization of intangible assets.

(2)	Included in the results for fiscal 2014 is $6.4 million for the expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and an expense of $2.3 million of amortization of intangible assets.

(3)	Included in the results for fiscal 2013 are the following charges: a) a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis, b) a benefit of $2.6 million for the reversal of the previously recorded expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, c) an expense of $2.3 million for the amortization of intangible assets, d) an expense of $1.3 million for a litigation settlement and e) a benefit of $0.4 million for the release of a valuation allowance to net operating losses in foreign subsidiaries.
(4)	Fiscal 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. In fiscal 2012, we acquired Blue Tomato for cash consideration of 59.5 million Euros ($74.8 million). Additionally, included in the results for fiscal 2012 are the following charges: a) an expense of $2.3 million associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato, b) an expense of $2.2 million related to a step-up in inventory to estimated fair value in conjunction with our acquisition of Blue Tomato, c) an expense of $2.1 million associated with the relocation of our ecommerce fulfillment center and home office, d) an expense of $1.9 million in transaction costs incurred in conjunction with our acquisition of Blue Tomato and e) an expense of $1.3 million for the amortization of intangible assets.

(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable sales.

(6)	Net sales per store represents net sales, including ecommerce sales, for the period divided by the average number of stores open during the period. For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(7)	Total store square footage includes retail selling, storage and back office space at the end of the fiscal year.

(8)	Average square footage per store is calculated based on the total store square footage at the end of the fiscal year, including retail selling, storage and back office space, of all stores open at the end of the fiscal year.

(9)	Net sales per square foot represents net sales, including ecommerce sales, for the period divided by the average square footage of stores open during the period. For purposes of this calculation, the average square footage of stores open during the period is equal to the sum of the total square footage of the stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2015—A Review of This Past Year

In fiscal 2015 teen retail in general faced a challenging sales environment with many mall based teen retailers experiencing declining sales. Following a 2014 annual comparable sales increase of 4.6% and a fourth quarter 2014 comparable sales increase of 8.3%, Zumiez sales remained positive in the first quarter of 2015 at 3%. By the second quarter of 2015, sales had begun to slow and remained soft through the remainder of the year with the absence of a strong fashion trend or key item to drive traffic resulting in a negative 5.3% comparable sales decrease for the year. Operating margins and earnings declined from the prior year due primarily to deleveraging of fixed costs on negative comparable sales results and to a lesser extent a decline in product margins as a result of efforts to keep inventory healthy. Throughout the year, we continued to make investments in our North America store footprint focused on expanding in the United States and Canada by adding 51 new stores during fiscal 2015. We also added 6 new stores to our Blue Tomato operations in Europe which showed strong sales growth in 2015.

As a leading lifestyle retailer we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience our sales associates provide. We also believe that investments made in our omni-channel platform focused on creating a seamless shopping experience for our customer between the physical and digital channels is critical for our long-term financial performance. At the end of fiscal 2015 we took another major step toward creating a seamless shopping experience by closing our Kansas fulfillment operations and transitioning to a fully localize fulfillment model with stores shipping all but a small fraction of on-line orders. In store fulfillment is a key part of our omni-channel strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, and providing additional selling opportunities.

The following table shows net sales, operating profit, operating margin, and diluted earnings per share for fiscal 2015 compared to fiscal 2014. The fiscal 2015 results include $1.5 million of charges associated with the acquisition of Blue Tomato made up of $0.6 million for incentive payments related to the transaction and $0.9 million for the amortization of intangible assets and $1.2 million associated with exit charges related to our Kansas fulfillment center. The fiscal 2014 results include $8.7 million of charges associated with the acquisition of Blue Tomato made up of $6.4 million for incentive payments related to the transaction and $2.3 million for the amortization of intangible assets.

	Fiscal 2015	Fiscal 2014	% Change
Net sales (in thousands)	$804,183	$811,551	-1%
Operating profit (in thousands)	$46,165	$71,571	-35%
Operating margin	5.7%	8.8%
Diluted earnings per share	$1.04	$1.47	-29%

The decrease in net sales was primarily driven by a 5.3% comparable sales decrease partially offset by the net addition of 55 stores (57 new stores offset by 2 store closures). The decrease in comparable sales was driven by a decrease in transactions partially offset by an increase in dollars per transaction. Dollars per transaction increased primarily due to an increase in average unit retail, and to a lesser extent an increase in units per transaction. Operating margin was down in fiscal 2015 compared to fiscal 2014 primarily as a result of deleveraging operating costs partially offset by a decline in unique charges as discussed above.

Fiscal 2016—A Look At the Upcoming Year

Entering 2016 we remain cautious with our expectations. Our focus will be on continued execution of our core strategies as well as strategic investments centered on long-term quality growth. These investments will be largely focused on continued store growth, both domestically and international, the roll-out of our new Customer Engagement Suite and continued investments in our people through acquisition, retention, and statutory wage increases around the country. As we are closer to our targeted number of stores in North America, we expect that store growth in fiscal 2016 will be less than in fiscal 2015 with an estimated 34 stores opening during the fiscal year compared with 57 stores in fiscal 2015. This includes 7 additional stores in Europe, an increase from the 6 stores added in 2015. In 2016 we will invest in the roll-out of our Customer Engagement Suite focused on integrating our on-line and in-store point of sale (POS) systems, order management system (OMS), and transportation management system (TMS) improving our efficiency and further enhancing our omni-channel capabilities.

In fiscal 2016, excluding 2015 costs associated with the acquisition of Blue Tomato and one-time costs associated with the closing of our Kansas Facility, we expect our cost structure will grow at a higher rate than 2015. We anticipate inventory levels per square foot to be flat or grow slightly. Excluding any possible share buy-backs, we expect cash, short-term investments and working capital to increase, and do not anticipate any new borrowings during the year. Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles, and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.6%	64.6%	63.9%

Gross profit	33.4%	35.4%	36.1%
Selling, general and administrative expenses	27.7%	26.6%	26.0%

Operating profit	5.7%	8.8%	10.1%
Interest and other (expenses) income, net	0.0%	0.0%	-0.2%

Earnings before income taxes	5.7%	8.8%	9.9%
Provision for income taxes	2.1%	3.5%	3.6%

Net income	3.6%	5.3%	6.3%

Fiscal 2015 Results Compared With Fiscal 2014

Net Sales

Net sales were $804.2 million for fiscal 2015 compared to $811.6 million for fiscal 2014, a decrease of $7.4 million or 0.9%. The decrease reflected a $42.1 million decrease due to comparable sales for fiscal 2015 and a decrease of $19.6 million due to the impact of changes in foreign exchange rates, partially offset by the net addition of 55 stores (made up of 51 new stores in North America and 6 new stores in Europe offset by 2 store closures in North America). By region, North America sales decreased $19.0 million or 2.5% and European sales increased $11.6 million or 18.0% during fiscal 2015 compared to fiscal 2014.

The 5.3% decrease in comparable sales was primarily driven by a decrease in comparable transactions partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail and to a lesser extent an increase in units per transaction. Comparable sales decreases in accessories, men’s apparel, footwear, and junior’s apparel were partially offset by a comparable sales increase in hardgoods. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $268.6 million for fiscal 2015 compared to $287.1 million for fiscal 2014, a decrease of $18.5 million, or 6.4%. As a percentage of net sales, gross profit decreased 200 basis points in fiscal 2015 to 33.4%. The decrease was primarily driven by a 140 basis point impact due to deleveraging of our store occupancy costs, 30 basis points impact of the increase in ecommerce related costs including $1.2 million in exit costs associated with the closure of our Kansas fulfillment center and 20 basis point decrease in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $222.5 million for fiscal 2015 compared to $215.5 million for fiscal 2014, an increase of $7.0 million, or 3.2%. SG&A expenses as a percent of net sales increased by 110 basis points in fiscal 2015 to 27.7%. The increase was primarily driven by a 170 basis points due to deleveraging of store costs partially offset by 70 basis point decrease from the fiscal 2014 expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our incentive payments.

Net Income

Net income for fiscal 2015 was $28.8 million, or $1.04 per diluted share, compared with net income of $43.2 million, or $1.47 per diluted share, for fiscal 2014. Our effective income tax rate for fiscal 2015 was 37.2% compared to 39.7% for fiscal 2014. The decrease in the effective tax rate for fiscal 2015 compared to fiscal 2014 was primarily due to the tax impact of foreign operations and the incentive payments in fiscal 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $215.5 million for fiscal 2014 compared to $188.9 million for fiscal 2013, an increase of $26.6 million, or 14.0%. SG&A expenses as a percent of net sales increased by 60 basis points in fiscal 2014 to 26.6%. The increase was primarily driven by a 110 basis points impact from the expense associated with the future incentive payments to be paid in conjunction with our acquisition of Blue Tomato and 10 basis point impact due to an increase in incentive compensation. These increases were partially offset by a 40 basis point impact due to corporate costs savings, and 20 basis points impact due to a litigation settlement charge incurred in fiscal 2013. See Note 3, “Business Combination,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our future incentive payments.

Net Income

Net income for fiscal 2014 was $43.2 million, or $1.47 per diluted share, compared with net income of $45.9 million, or $1.52 per diluted share, for fiscal 2013. Our effective income tax rate for fiscal 2014 was 39.7% compared to 36.1% for fiscal 2013. The increase in the effective tax rate for fiscal 2014 compared to fiscal 2013 was primarily due to the tax impact on the future incentive payments in fiscal 2013 and 2014 and the release of valuation allowance related to net operating losses and other deferred tax assets of foreign subsidiaries in fiscal 2013.

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

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$177,610	$179,819	$204,320	$242,434
Gross profit	$56,535	$57,773	$70,059	$84,257
Operating profit	$4,126	$5,312	$15,224	$21,503
Net income	$2,770	$3,213	$9,653	$13,149
Basic earnings per share	$0.10	$0.11	$0.36	$0.50
Diluted earnings per share	$0.09	$0.11	$0.36	$0.50
Number of stores open at the end of the period	616	640	653	658
Comparable sales increase (decrease)	3.0%	-4.5%	-7.3%	-9.5%

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$162,932	$176,709	$213,341	$258,569
Gross profit	$50,533	$60,912	$77,860	$97,778
Operating profit	$3,713	$11,605	$24,975	$31,278
Net income	$2,496	$7,456	$15,727	$17,513
Basic earnings per share	$0.09	$0.26	$0.54	$0.60
Diluted earnings per share	$0.09	$0.26	$0.54	$0.60
Number of stores open at the end of the period	558	582	602	603
Comparable sales increase (decrease)	1.8%	3.4%	3.7%	8.3%

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, inventory purchases and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements. Additionally, we may use cash for the repurchase of our common stock. Refer to Note 12, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for further discussion of the repurchase plan. Historically, our main source of liquidity has been cash flows from operations.

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

At January 30, 2016 and January 31, 2015, cash, cash equivalents and current marketable securities were $75.6 million and $154.6 million. Working capital, the excess of current assets over current liabilities, was $129.8 million at the end of fiscal 2015, a decrease of 32.2% from $191.4 million at the end of fiscal 2014. The decrease in cash, cash equivalents and current marketable securities in fiscal 2015 were due primarily to the

$92.2 million repurchase of common stock and $34.8 million of capital expenditures primarily related to the opening of 57 new stores in fiscal 2015 and 19 remodels and relocations, partially offset by cash provided by operating activities of $48.6 million.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total cash provided by (used in)
Operating activities	$48,607	$89,937	$66,894
Investing activities	64,730	(73,873)	(49,619)
Financing activities	(90,758)	(13,933)	(15,233)
Effect of exchange rate changes on cash and cash equivalents	(278)	(903)	13

Increase in cash and cash equivalents	$22,301	$1,228	$2,055

Operating Activities

Net cash provided by operating activities decreased by $41.3 million in fiscal 2015 to $48.6 million from $89.9 million in fiscal 2014. Net cash provided by operating activities increased by $23.0 million in fiscal 2014 to $89.9 million from $66.9 million in fiscal 2013. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $64.7 million in fiscal 2015 related to $99.6 million in net sales of marketable securities partially offset by $34.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $73.9 million in fiscal 2014 related to $35.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $38.1 million in net purchases of marketable securities. Net cash used in investing activities was $49.6 million in fiscal 2013 related to $36.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $13.6 million in net purchases of marketable securities and other investments.

Financing Activities

Net cash used in financing activities in fiscal 2015 was $90.8 million, related to $92.2 million cash paid for repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $1.6 million. Net cash used in financing activities in fiscal 2014 was $13.9 million, related to $19.6 million cash paid for repurchase of common stock and $2.1 million of net payments on revolving credit facilities, and other liabilities, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $7.7 million. Net cash used in financing activities in fiscal 2013 was $15.2 million, primarily related to $17.6 million cash paid for repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $2.6 million.

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

As of January 30, 2016, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. There were no borrowings outstanding under the secured revolving credit facility at January 30, 2016 and January 31, 2015. We had no open commercial letters of credit outstanding under our secured revolving credit facility as of January 30, 2016 and $0.3 million as of January 31, 2015. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%.

Additionally, we have revolving lines of credit of up to 9.0 million Euros, the proceeds of which are used to fund certain international operations. There were no borrowings or open commercial letters of credit outstanding under these revolving lines of credit at January 30, 2016 and January 31, 2015.

Subsequent to January 30, 2016, we entered into an asset-based revolving credit agreement, which provides for a senior secured revolving credit facility of up to $100 million. Refer to Note 18, “Subsequent Event,” of the Notes to Consolidated Financial Statements for further discussion.

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

During fiscal 2015, we spent $34.8 million on capital expenditures, which consisted of $30.9 million of costs related to investment in 57 new stores and 19 remodeled or relocated stores, $1.9 million associated with improvements to our websites and the customer engagement suite and $2.0 million in other improvements.

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

In fiscal 2016, we expect to spend approximately $27 million to $29 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 34 new stores we plan to open in fiscal 2016 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2016 will not be different from the number of stores we plan to open, or that actual fiscal 2016 capital expenditures will not differ from this expected amount.

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
Valuation of Merchandise Inventories

We value our inventory at the lower of average cost or fair market value through the establishment of write-down and inventory loss reserves.

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

A 10% decrease in the sales price of our inventory at January 30, 2016 would have decreased net income by $0.1 million in fiscal 2015.

A 10% increase in actual physical inventory shrinkage rate at January 30, 2016 would have decreased net income by $0.2 million in fiscal 2015.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable.

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

Events that may result in an impairment include the decision to close a store or facility or a significant decrease in the operating performance of a long-lived asset group. Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, and long-term macro economic and industry factors are qualitatively considered. Additionally management seeks input from store operations related to local economic conditions.

Our fixed assets accounting methodology contains uncertainties because it requires management to make estimates with respect to the useful lives of our fixed assets that we believe are reasonable.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate fixed asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected. Declines in projected cash flow of the assets could result in impairment.

Although management believes that the current useful life estimates assigned to our fixed assets are reasonable, factors could cause us to change our estimates, thus affecting the future calculation of depreciation.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
Revenue Recognition

Revenue is recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon delivery to the customer. Revenue is recorded net of sales returns and deductions for promotions.

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

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding delivery to our customers, future sales returns and the amount and timing of gift cards projected to be redeemed by gift card recipients. Our estimate of the amount and timing of sales returns and gift cards to be redeemed is based primarily on historical transaction experience.

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

A 10% increase in our sales return reserve at January 30, 2016 would have decreased net income by $0.1 million in fiscal 2015.

A 10% increase in our unredeemed gift card breakage life at January 30, 2016 would have decreased net income by $0.5 million in fiscal 2015.

Stock-Based Compensation

We grant restricted stock awards, restricted stock units and non-qualified stock options to employees and non-employee directors.

We determine the fair value of our restricted stock awards and restricted stock units based on the closing market price of our stock on the grant date. In determining the fair value of our stock options, we use the Black-Scholes option pricing model. The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period, net of estimated forfeitures.

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

Accounting for Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency.	Significant judgment is required in evaluating our claims and contingencies, including determining the probability that a liability has been incurred and whether such liability is reasonably estimable. The estimated accruals for claims and contingencies are made based on the best information available, which can be highly subjective.	Although management believes that the contingency related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period. Additionally, actual results could differ and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions
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

	Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and estimating the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows and other inputs. These calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment on goodwill. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe based on our assessment discussed above our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2015. The following table summarizes the total amount of future payments due under our contractual obligations at January 30, 2016 (in thousands):

	Total	Fiscal 2016	Fiscal 2017 and Fiscal 2018	Fiscal 2019 and Fiscal 2020	Thereafter
Operating lease obligations (1)	$425,383	$65,551	$119,069	$97,128	$143,635
Purchase obligations (2)	159,651	159,651	—	—	—

Total (3)	$585,034	$225,202	$119,069	$97,128	$143,635

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.
(3)	The table above excludes unrecognized tax benefits of $0.7 million, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

At January 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2015, our net income would have decreased by $0.1 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term and long-term marketable securities balances and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit lines. To the extent we borrow under this revolving credit lines, we are exposed to the market risk related to changes in interest rates. At January 30, 2016, we had no borrowings outstanding under our revolving lines of credit.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates, fiscal 2015 net sales could have decreased or increased by approximately $11.5 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

We import merchandise from foreign countries. As a result, any significant or sudden change in the financial, banking or currency policies and practices of these countries could have a material adverse impact on our financial position, results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to the Consolidated Financial Statements,” found in Part IV Item 15 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 30, 2016 and January 31, 2015, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016, and our report dated March 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 30, 2016 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2015 and 2014” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2016

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 30, 2016	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$43,163	$20,862
Marketable securities	32,391	133,782
Receivables	12,840	12,653
Inventories	98,299	93,850
Prepaid expenses and other	12,204	11,651

Total current assets	198,897	272,798
Fixed assets, net	137,233	135,642
Goodwill	54,245	55,852
Intangible assets, net	11,766	13,062
Deferred tax assets	4,634	7,734
Other long-term assets	7,920	8,617

Total long-term assets	215,798	220,907
Total assets	$414,695	$493,705

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$21,919	$32,094
Accrued payroll and payroll taxes	12,466	13,047
Income taxes payable	4,066	4,651
Deferred rent and tenant allowances	8,116	7,083
Other liabilities	22,575	24,572

Total current liabilities	69,142	81,447
Long-term deferred rent and tenant allowances	43,779	42,553
Deferred tax liabilities	—	5,738
Other long-term liabilities	4,817	4,443

Total long-term liabilities	48,596	52,734

Total liabilities	117,738	134,181

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,708 shares issued and outstanding at January 30, 2016 and 29,418 shares issued and outstanding at January 31, 2015	135,013	129,094
Accumulated other comprehensive loss	(15,247)	(11,278)
Retained earnings	177,191	241,708

Total shareholders’ equity	296,957	359,524

Total liabilities and shareholders’ equity	$414,695	$493,705

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$804,183	$811,551	$724,337
Cost of goods sold	535,559	524,468	462,577

Gross profit	268,624	287,083	261,760
Selling, general and administrative expenses	222,459	215,512	188,918

Operating profit	46,165	71,571	72,842
Interest income, net	529	637	711
Other expense, net	(833)	(557)	(1,589)

Earnings before income taxes	45,861	71,651	71,964
Provision for income taxes	17,076	28,459	26,016

Net income	$28,785	$43,192	$45,948

Basic earnings per share	$1.05	$1.50	$1.54

Diluted earnings per share	$1.04	$1.47	$1.52

Weighted average shares used in computation of earnings per share:
Basic	27,497	28,871	29,810
Diluted	27,673	29,288	30,206

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$28,785	$43,192	$45,948
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(3,931)	(15,995)	(1,231)
Net change in unrealized gain/loss on available-for-sale investments	(38)	7	(69)

Other comprehensive loss, net	(3,969)	(15,988)	(1,300)

Comprehensive income	$24,816	$27,204	$44,648

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at February 2, 2013	30,114	$108,360	$6,010	$189,051	$303,421

Net income	—	—	—	45,948	45,948
Other comprehensive loss, net	—	—	(1,300)	—	(1,300)
Issuance and exercise of stock-based awards, including net tax benefit of $1,232	344	2,529	—	—	2,529
Stock-based compensation expense	—	4,094	—	—	4,094
Repurchase of common stock	(839)	—	—	(19,038)	(19,038)

Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654

Net income	—	—	—	43,192	43,192
Other comprehensive loss, net	—	—	(15,988)	—	(15,988)
Issuance and exercise of stock-based awards, including net tax benefit of $1,355	557	6,591	—	—	6,591
Stock-based compensation expense	—	7,520	—	—	7,520
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)

Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524

Net income	—	—	—	28,785	28,785
Other comprehensive loss, net	—	—	(3,969)	—	(3,969)
Issuance and exercise of stock-based awards, including net tax benefit of $714	255	923	—	—	923
Stock-based compensation expense	—	4,996	—	—	4,996
Repurchase of common stock	(3,965)	—	—	(93,302)	(93,302)

Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income	28,785	$43,192	$45,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	30,410	29,167	26,596
Deferred taxes	(2,698)	(610)	(978)
Stock-based compensation expense	4,996	7,520	4,094
Excess tax benefit from stock-based compensation	(714)	(1,355)	(1,232)
Other	4,009	1,109	2,247
Changes in operating assets and liabilities:
Receivables	(1,184)	(2,990)	(739)
Inventories	(5,953)	(10,850)	(9,968)
Prepaid expenses and other	(133)	(4,702)	(1,789)
Trade accounts payable	(9,103)	14,744	1,714
Accrued payroll and payroll taxes	(483)	2,718	(426)
Income taxes payable	1	(23)	(1,484)
Deferred rent and tenant allowances	2,613	5,937	2,367
Other liabilities	(1,939)	6,080	544

Net cash provided by operating activities	48,607	89,937	66,894

Cash flows from investing activities:
Additions to fixed assets	(34,834)	(35,758)	(35,969)
Purchases of marketable securities and other investments	(59,286)	(125,971)	(124,129)
Sales and maturities of marketable securities and other investments	158,850	87,856	110,479

Net cash provided by (used in) investing activities	64,730	(73,873)	(49,619)

Cash flows from financing activities:
Proceeds from long-term debt and revolving credit facilities	43,173	6,943	4,182
Payments on long-term debt and revolving credit facilities	(43,255)	(9,009)	(4,488)
Repurchase of common stock	(92,235)	(19,557)	(17,556)
Proceeds from exercise of stock-based awards, net of withholding tax	845	6,335	1,397
Excess tax benefit from stock-based compensation	714	1,355	1,232

Net cash used in financing activities	(90,758)	(13,933)	(15,233)

Effect of exchange rate changes on cash and cash equivalents	(278)	(903)	13
Net increase in cash and cash equivalents	22,301	1,228	2,055
Cash and cash equivalents, beginning of period	20,862	19,634	17,579

Cash and cash equivalents, end of period	$43,163	$20,862	$19,634

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$19,630	$28,770	$28,105
Accrual for purchases of fixed assets	1,166	2,372	1,491
Accrual for repurchase of common stock	1,067	—	2,112

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. At January 30, 2016, we operated 658 stores; 592 in the United States (“U.S.”), 42 in Canada and 24 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 were 52-week periods.

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

Reclassification—Certain balances in the consolidated financial statements as of January 31, 2015 and February 1, 2014 have been revised to conform to the current year’s presentation with no impact to net income, total assets, or total stockholders’ equity. This revision is not material to prior periods.

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

Inventories—Merchandise inventories are valued at the lower of cost or fair market value. The cost of merchandise inventories are based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. We have reserved for inventory at January 30, 2016 and January 31, 2015 in the amounts of $4.7 million and $3.7 million. The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. We estimate an inventory shrinkage reserve for anticipated losses for the period. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. The inventory related to these reserves is not marked up in subsequent periods.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are primarily associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 30, 2016 and January 31, 2015 is $2.6 million and $2.3 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected discounted cash flow of the asset to the asset carrying values. The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, and long-term macro economic and industry factors are qualitatively considered. Additionally management seeks input from store operations related to local economic conditions. Impairment charges are included in selling, general and administrative expenses on the consolidated statements of income.

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

Claims and Contingencies—We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, we provide disclosure of a material claim or contingency.

Revenue Recognition—Sales are recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized upon delivery to the customer. Taxes collected from our customers are recorded on a net basis. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption patterns. For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, we recorded net sales related to gift card breakage income of $0.9 million, $0.9 million and $0.8 million. Revenue is recorded net of sales returns and deductions for promotions. We accrue for estimated sales returns by customers based on historical sales return results. The allowance for sales returns at January 30, 2016 and January 31, 2015 was $2.0 million.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $9.5 million, $9.4 million and $8.7 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Stock-Based Compensation—We account for stock-based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures. Stock-based compensation expense is attributed to earnings straight-line method. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

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

Dividend yield—We do not have plans to pay dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Dividend yield	0.0%	0.0%	0.0%
Volatility rate	53.4%	63.7%	66.4%
Weighted-average expected life (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	1.8%	1.9%	1.1%
Weighted-average fair value per share of stock options granted	$20.19	$15.26	$15.07

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

We regularly evaluate the likelihood of realizing the benefit for income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.

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

Recent Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We have early adopted this guidance retrospectively as of January 30, 2016. Adoption of this update resulted in the reclassification of $7.0 million net current deferred tax assets to be presented as noncurrent on our consolidated balance sheet as of January 31, 2015.

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. We adopted this guidance beginning in the fiscal quarter ending May 2, 2015 and the adoption did not have a material impact on our consolidated financial statements.

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

We determined that Blue Tomato achieved the metrics related to the opening and performance of certain defined incremental stores by April 30, 2015 and we paid 6.0 million Euros ($6.6 million, using the exchange rate on the date of payment) of which 3.0 million Euros ($3.3 million, using the exchange rate on the date of payment) was paid in cash and 3.0 million Euros ($3.3 million, using the exchange rate on the date of payment) was paid in 0.1 million shares of our common stock. The incentive payment was paid during the fiscal year ended January 30, 2016. For the fiscal year ended January 30, 2016, we recorded an expense of $0.6 million. For the fiscal year ended January 31, 2015, we recorded an expense for the incentive payments of $6.4 million. For the fiscal year ended February 1, 2014, we estimated that we would not be obligated for future incentive payments and reversed $5.8 million of previously recorded expense associated with the future incentive payments.

4. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of February 1, 2014	$64,195
Effects of foreign currency translation	(8,343)

Balance as of January 31, 2015	55,852
Effects of foreign currency translation	(1,607)

Balance as of January 30, 2016	$54,245

There was no impairment of goodwill for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$11,766	$—	$11,766
Intangible assets subject to amortization:
Developed technology	3,267	3,267	—
Customer relationships	2,422	2,422	—

Total intangible assets	$17,455	$5,689	$11,766

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$12,226	$—	$12,226
Intangible assets subject to amortization:
Developed technology	3,396	2,925	471
Customer relationships	2,516	2,151	365

Total intangible assets	$18,138	$5,076	$13,062

There was no impairment of intangible assets for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Amortization expense of intangible assets for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $0.9 million, $2.3 million and $2.3 million. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$33,608	$—	$—	$33,608
Money market funds	9,555	—	—	9,555
State and local government securities	—	—	—	—

Total cash and cash equivalents	43,163	—	—	43,163

Marketable securities:
State and local government securities	32,754	8	(187)	32,575
Variable-rate demand notes	644	—	—	644

Total marketable securities	$33,398	$8	$(187)	$33,219

Less: Long-term marketable securities (1)				(828)

Total current marketable securities				$32,391

	January 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,251	$—	$—	$10,251
Money market funds	7,061	—	—	7,061
State and local government securities	3,550	—	—	3,550

Total cash and cash equivalents	20,862	—	—	20,862

Marketable securities:
State and local government securities	102,888	73	(186)	102,775
Variable-rate demand notes	31,830	—	—	31,830

Total marketable securities	$134,718	$73	$(186)	$134,605

Less: Long-term marketable securities (1)				(823)

Total current marketable securities				$133,782

(1)	At January 30, 2016 and January 31, 2015, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 30, 2016
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

Total marketable securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

	January 31, 2015
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

Total marketable securities	$27,701	$(9)	$823	$(177)	$28,524	$(186)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

6. Receivables

Receivables consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Credit cards receivable	$7,606	$7,781
Tenant allowances receivable	1,201	1,555
Other receivables	4,033	3,317

Receivables	$12,840	$12,653

7. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Leasehold improvements	$164,930	$151,703
Fixtures	83,467	75,683
Buildings, land and building and land improvements	28,198	28,087
Computer equipment, software, store equipment and other	30,257	33,803

Fixed assets, at cost	306,852	289,276
Less: Accumulated depreciation	(169,619)	(153,634)

Fixed assets, net	$137,233	$135,642

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cost of goods sold	$1,238	$1,230	$1,086
Selling, general and administrative expenses	26,113	23,513	21,281

Depreciation expense	$27,351	$24,743	$22,367

Impairment of Long-Lived Assets—We review the carrying value of our long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. We evaluate the performance of the asset or asset groups to determine if the carrying amount of the long-lived assets exceeds the discounted cash flows expected to result from the use and eventual disposal of the assets. We use estimated sales, gross margin, occupancy costs, including operating costs as well as other considerations, such as legal and business climate. In addition to historical results, current trends, and long-term macro economic and industry factors, we have considered qualitative factors such as local economic conditions. We recorded $3.1 million, $0.2 million and $0.3 million of impairment of long-lived assets in selling, general and administrative expenses on the consolidated statements of income for the years ended January 30, 2016, January 31, 2015 and February 1, 2014.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Unredeemed gift cards	$5,328	$4,980
Accrued indirect taxes	5,136	4,691
Accrued payables	4,485	4,993
Deferred revenue	3,726	3,632
Allowance for sales returns	1,978	1,986
Accrual for repurchase of common stock	1,067	—
Other current liabilities	855	1,194
Future incentive payments	—	3,096

Other liabilities	$22,575	$24,572

9. Revolving Credit Facilities and Debt

As of January 30, 2016, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a secured revolving credit facility until September 1, 2016 of up to $25.0 million, which, pursuant to an accordion feature, may be increased to $35.0 million at our discretion. The secured revolving credit facility provides for the issuance of a standby letter of credit in an amount not to exceed $5.0 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of a commercial letter of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The secured revolving credit facility bears interest at the Daily Three Month LIBOR rate plus 1.00%. The credit agreement contains a number of restrictions and covenants that generally limit our ability to, among other things, (1) incur additional debt, (2) undergo a change in ownership and (3) enter into certain transactions. The credit agreement also contains financial covenants that require us to meet certain specified financial tests and ratios, including, a maximum net income after taxes of not less than one dollar on a trailing four-quarter basis provided, that, there shall be added to net income all charges for impairment of goodwill and other intangibles and up to an aggregate of $5.0 million of store asset impairment, and a minimum quick ratio of 1.25. The quick ratio is defined as our cash and near cash equivalents plus certain defined receivables divided by the borrowings outstanding. Our accounts receivable, general intangibles, inventory and equipment have been pledged to secure our obligations under the credit agreement. We must also provide financial information and statements to our lender. We were in compliance with all such covenants at January 30, 2016. There were no borrowings outstanding under the secured revolving credit facility at January 30, 2016 and January 31, 2015. We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 30, 2016 and $0.3 million at January 31, 2015.

Additionally, we have revolving lines of credit of up to 9.0 million Euros, the proceeds of which are used to fund certain international operations. The revolving lines of credit bears interest at 1.50%-1.65%. There were no borrowings or open commercial letters of credit outstanding under these revolving lines of credit at January 30, 2016 and January 31, 2015.

10. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Minimum rent expense (1)	$68,904	$62,336	$51,131
Contingent rent expense	2,196	2,219	2,312

Total rent expense (2)	$71,100	$64,555	$53,443

(1)	Included in minimum rent expense for the fiscal year ended February 1, 2014 is a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis.
(2)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $38.6 million, $35.6 million and $32.0 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Future minimum lease payments at January 30, 2016 are as follows (in thousands):

Fiscal 2016	$65,551
Fiscal 2017	62,088
Fiscal 2018	56,981
Fiscal 2019	50,490
Fiscal 2020	46,638
Thereafter	143,635

Total (1)	$425,383

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At January 30, 2016 and January 31, 2015, we had outstanding purchase orders to acquire merchandise from vendors of $159.7 million and $192.9 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve at January 30, 2016 and January 31, 2015 was $2.1 million and $1.8 million.

11. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,555	$—	$—
State and local government securities	—	—	—
Marketable securities:
State and local government securities	—	31,747	—
Variable-rate demand notes	—	644	—
Long-term other assets:
Money market funds	1,510	—	—
State and local government securities	—	—	828
Equity investments	—	—	118

Total	$11,065	$32,391	$946

	January 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,061	$—	$—
State and local government securities	—	3,550	—
Marketable securities:
State and local government securities	—	101,952	—
Variable-rate demand notes	—	31,830	—
Long-term other assets:
State and local government securities	—	—	823
Equity investments	—	—	123

Total	$7,061	$137,332	$946

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary. There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended January 30, 2016 and January 31, 2015.

12. Stockholders’ Equity

Share Repurchase— In November 2012, our Board of Directors authorized us to repurchase $22.0 million of our common stock. This repurchase program was completed in December 2012. In December 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to an additional $20.0 million of outstanding common stock and $7.5 million of outstanding common stock was repurchased under that program. In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock. This stock repurchase program replaced the existing stock repurchase program that was authorized in December 2012, which had $12.5 million remaining of the authorized amount to repurchase shares under that program. In December 2014, our Board of Directors superseded and replaced this program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program that was completed in August 2015. In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the fiscal year ended January 30, 2016 (in thousands except average price per repurchased shares):

Number of shares repurchased	3,965
Average price per share of repurchased shares (with commission)	$23.53
Total cost of shares repurchased	$93,302

At January 30, 2016, there remains $54.4 million available to repurchase shares under the current share repurchase program.

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Balance at February 2, 2013	$6,021	$(11)	$6,010
Other comprehensive loss, net (1)	(1,231)	(69)	(1,300)
Balance at February 1, 2014	$4,790	$(80)	$4,710

Other comprehensive income (loss), net (1)	(15,995)	7	(15,988)
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)

Other comprehensive loss, net (1)	(3,931)	(38)	(3,969)
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of less than $0.1 million for the fiscal year ended January 30, 2016, January 31, 2015 and February 1, 2014 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss). Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

13. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cost of goods sold	$1,041	$1,048	$990
Selling, general and administrative expenses (1)	3,955	6,472	3,104

Total stock-based compensation expense	$4,996	$7,520	$4,094

(1)	Included in stock-based compensation expense recognized in selling, general and administrative expenses is $0.3 million and $3.1 million of expense associated with the incentive payments paid in shares of our common stock for the fiscal year ended January 30, 2016 and January 31, 2015 and a $0.9 million benefit associated with the reversal of the incentive payments payable in shares of our common stock associated with the Blue Tomato acquisition for the fiscal year ended February 1, 2014.

At January 30, 2016, there was $5.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.6 years.

Restricted Equity Awards—The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards”, activity (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 2, 2013	382	$23.97

Granted	198	$25.45
Vested	(193)	$19.54
Forfeited	(26)	$27.27

Outstanding at February 1, 2014	361	$26.91

Granted	176	$25.76
Vested	(154)	$26.31
Forfeited	(40)	$27.14

Outstanding at January 31, 2015	343	$26.56

Granted	130	$36.10
Vested	(142)	$27.06
Forfeited	(45)	$28.64

Outstanding at January 30, 2016	286	$30.32	$5,176

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Vest-date fair value of restricted stock vested	$5,184	$3,916	$4,981

Stock Options—The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at February 2, 2013	820	$17.62

Granted	47	$24.81
Exercised	(152)	$6.64
Forfeited	(24)	$35.96

Outstanding at February 1, 2014	691	$19.86

Granted	31	$25.49
Exercised	(397)	$14.82
Forfeited	(74)	$32.63

Outstanding at January 31, 2015	251	$24.76

Granted	24	$38.57
Exercised	(53)	$9.61
Forfeited	(79)	$33.50

Outstanding at January 30, 2016	143	$27.86	5.3	$183

Exercisable at January 30, 2016	88	$25.55	3.5	$183

Vested or expected to vest at January 30, 2016	98	$27.70	4.5	$183

The following table summarizes additional information related to stock option activity (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Aggregate intrinsic value of stock options exercised	$926	$6,756	$3,408

The following table summarizes outstanding and exercisable options by exercise price at January 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options (in thousands)	Weighted-Average Remaining Contractual Life	Number of Options (in thousands)
Under $ 10.00	19	1.1	19
$ 10.01-$ 20.00	1	4.6	1
$ 20.01-$ 30.00	65	7.1	35
$ 30.01-$ 40.00	58	0.9	33

Total	143		88

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

14. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
United States	$46,868	$80,449	$71,288
Foreign	(1,007)	(8,798)	676

Total earnings before income taxes	$45,861	$71,651	$71,964

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$16,186	$24,639	$22,925
State and local	2,591	3,386	3,544
Foreign	972	1,044	525

Total current	19,749	29,069	26,994

Deferred:
Federal	(585)	1,706	629
State and local	(832)	291	74
Foreign	(1,256)	(2,607)	(1,681)

Total deferred	(2,673)	(610)	(978)

Provision for income taxes	$17,076	$28,459	$26,016

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.3	3.4	3.3
Other	(1.1)	1.3	(2.2)

Effective tax rate	37.2%	39.7%	36.1%

The components of deferred income taxes are (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Deferred rent	$19,512	$18,832
Net operating losses	4,384	3,053
Employee benefits, including stock based compensation	3,124	3,595
Accrued liabilities	2,125	1,971
Inventory	1,181	1,351
Other	1,516	1,508

Total deferred tax assets	31,842	30,310

Deferred tax liabilities:
Property and equipment	(19,606)	(21,197)
Goodwill and other intangibles	(6,901)	(6,424)
Other	(701)	(693)

Total deferred tax liabilities	(27,208)	(28,314)

Net deferred tax assets	$4,634	$1,996
Reported as:
Long-term deferred tax assets	$4,634	$7,734
Long-term deferred tax liabilities	—	(5,738)

Net deferred tax assets	$4,634	$1,996

At January 30, 2016 and January 31, 2015, we had $16.0 million and $12.1 million of foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. The tax- effected foreign net operating loss carryovers were $4.4 million and $3.0 million at January 30, 2016 and January 31, 2015. The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2012, with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2011 and we are no longer subject to examination for all foreign income tax returns before fiscal 2010.

15. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$28,785	$43,192	$45,948
Weighted average common shares for basic earnings per share	27,497	28,871	29,810
Dilutive effect of stock options and restricted stock	176	417	396

Weighted average common shares for diluted earnings per share	27,673	29,288	30,206

Basic earnings per share	$1.05	$1.50	$1.54

Diluted earnings per share	$1.04	$1.47	$1.52

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million, 0.1 million and 0.2 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

16. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation. We committed charitable contributions to the Zumiez Foundation of $0.6 million, $0.7 million and $0.7 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014. We have accrued charitable contributions payable to the Zumiez Foundation of $0.5 million and $0.6 million at January 30, 2016 and January 31, 2015.

17. Segment Reporting

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Men’s Apparel	34%	34%	34%
Accessories	20%	20%	19%
Footwear	19%	19%	22%
Hardgoods	14%	14%	13%
Junior’s Apparel	13%	13%	12%

Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales (1):
United States	$689,582	$708,279	$644,362
Foreign	114,601	103,272	79,975

Total net sales	$804,183	$811,551	$724,337

	January 30, 2016	January 31, 2015
Long-lived assets:
United States	$124,436	$122,003
Foreign	25,352	23,025

Total long-lived assets	$149,788	$145,028

(1)	Net sales are allocated based on the location in which the sale was originated for the fiscal year ended January 30, 2016 and fulfilled for the fiscal years ended January 31, 2015 and February 1, 2014. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on www.zumiez.com and to foreign for sales on www.blue-tomato.com.

18. Subsequent Event

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes. The ABL Facility replaces our $25.0 million (which, pursuant to an accordion feature, could have been increased to $35.0 million at our discretion) secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014 and was scheduled to expire on September 1, 2016. The ABL Facility will mature on February 5, 2021.

The ABL Facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors. Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS	March 14, 2016
Signature	Date
By: Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK	March 14, 2016
Signature	Date
By: Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 14, 2016	/S/ JAMES M. WEBER	March 14, 2016
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 14, 2016	/S/ SARAH G. MCCOY	March 14, 2016
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 14, 2016	/S/ TRAVIS D. SMITH	March 14, 2016
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 14, 2016	/S/ SCOTT A. BAILEY	March 14, 2016
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated June 18, 2012, by and between Gerfried Schuller, Alexander Zezula and Eff zwanzig Beteiligungsverwaltung GmbH [Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2012]

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2	Bylaws, as amended and restated May 21, 2014 and Amendment No.1, dated as of May 21, 2015, to Bylaws of Zumiez Inc. (as previously Amended and Restated as of May 21, 2014 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2014 and Exhibit to the Company’s Form 8-K filed on May 21, 2015]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.20	Zumiez Inc. 2014 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.21	Form of Restricted Stock Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.22	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.23	Zumiez Inc. 2014 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.24	Form of Indemnification Agreement. [Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.25	Credit Agreement, including Revolving Line of Credit Note, with Wells Fargo Bank, N.A. dated July 9, 2014. [Incorporated by reference from Exhibit 10.25 to the Form 8-K filed by the Company on July 7, 2014]

10.27	Credit Agreement dated as of February 5, 2016 among Zumiez Services Inc., as the lead borrower, for the borrowers and guarantors named therein and Wells Fargo Bank, National Association, as agent and L/C issuer and other lender parties thereto. [Incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed on February 5, 2016]

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (ii) Consolidated Statements of Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (vi) Notes to Consolidated Financial Statements.

Copies of Exhibits may be obtained upon request directed to the attention of our Executive Vice President, General Counsel and Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.