Form 10-Q
period 2016-04-30
Zumiez Inc
filed 2016-06-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

At June 1, 2016, there were 25,155,073 shares outstanding of common stock.

ZUMIEZ INC.

FORM  10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2016	January 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,890	$43,163
Marketable securities	45,236	32,391
Receivables	13,234	12,840
Inventories	112,971	98,299
Prepaid expenses and other	12,282	12,204

Total current assets	200,613	198,897
Fixed assets, net	138,156	137,233
Goodwill	56,157	54,245
Intangible assets, net	12,313	11,766
Deferred tax asset	6,362	4,634
Other long-term assets	8,547	7,920

Total long-term assets	221,535	215,798

Total assets	$422,148	$414,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$44,922	$21,919
Accrued payroll and payroll taxes	10,074	12,466
Income taxes payable	28	4,066
Deferred rent and tenant allowances	8,229	8,116
Other liabilities	20,863	22,575

Total current liabilities	84,116	69,142
Long-term deferred rent and tenant allowances	43,932	43,779
Other long-term liabilities	4,800	4,817

Total long-term liabilities	48,732	48,596

Total liabilities	132,848	117,738

Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,330 shares issued and outstanding at April 30, 2016 and 25,708 shares issued and outstanding at January 30, 2016	136,028	135,013
Accumulated other comprehensive loss	(10,260)	(15,247)
Retained earnings	163,532	177,191

Total shareholders’ equity	289,300	296,957

Total liabilities and shareholders’ equity	$422,148	$414,695

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	$172,970	$177,610
Cost of goods sold	123,012	121,075

Gross profit	49,958	56,535
Selling, general and administrative expenses	53,899	52,409

Operating (loss) profit	(3,941)	4,126
Interest income, net	31	205
Other income, net	499	115

(Loss) earnings before income taxes	(3,411)	4,446
(Benefit) provision for income taxes	(1,274)	1,676

Net (loss) income	$(2,137)	$2,770

Basic (loss) earnings per share	$(0.08)	$0.10

Diluted (loss) earnings per share	$(0.08)	$0.09

Weighted average shares used in computation of (loss) earnings per share:
Basic	25,185	29,141
Diluted	25,185	29,486

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net (loss) income	$(2,137)	$2,770
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	4,993	(468)
Net change in unrealized gain/loss on available-for-sale securities	(6)	(21)

Other comprehensive income (loss), net	4,987	(489)

Comprehensive income	$2,850	$2,281

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net loss	—	—	—	(2,137)	(2,137)
Other comprehensive income, net	—	—	4,987	—	4,987
Issuance and exercise of stock-based awards, including net tax benefit of ($425)	234	(20)	—	—	(20)
Stock-based compensation expense	—	1,035	—	—	1,035
Repurchase of common stock	(612)	—	—	(11,522)	(11,522)

Balance at April 30, 2016	25,330	$136,028	$(10,260)	$163,532	$289,300

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	2,770	2,770
Other comprehensive loss, net	—	—	(489)	—	(489)
Issuance and exercise of stock-based awards, including net tax benefit of $689	117	1,049	—	—	1,049
Stock-based compensation expense	—	1,572	—	—	1,572

Balance at May 2, 2015	29,535	$131,715	$(11,767)	$244,478	$364,426

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net (loss) income	$(2,137)	$2,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,222	7,797
Deferred taxes	(1,586)	(622)
Stock-based compensation expense	1,035	1,572
Excess tax benefit from stock-based compensation	425	(689)
Other	(176)	(76)
Changes in operating assets and liabilities:
Receivables	548	(1,617)
Inventories	(13,125)	(10,187)
Prepaid expenses and other	(545)	605
Trade accounts payable	22,617	7,726
Accrued payroll and payroll taxes	(2,523)	(3,891)
Income taxes payable	(5,145)	(3,355)
Deferred rent and tenant allowances	(139)	2,444
Other liabilities	(3,341)	(789)

Net cash provided by operating activities	3,130	1,688

Cash flows from investing activities:
Additions to fixed assets	(4,485)	(8,818)
Purchases of marketable securities and other investments	(26,854)	(35,037)
Sales and maturities of marketable securities and other investments	13,761	29,074

Net cash used in investing activities	(17,578)	(14,781)

Cash flows from financing activities:
Proceeds from long-term debt and revolving credit facilities	—	4,310
Payments on long-term debt and revolving credit facilities	—	(1,271)
Repurchase of common stock	(12,248)	—
Proceeds from exercise of stock-based awards, net of withholding tax	405	367
Excess tax benefit from stock-based compensation	(425)	689

Net cash (used in) provided by financing activities	(12,268)	4,095

Effect of exchange rate changes on cash and cash equivalents	443	(58)
Net decrease in cash and cash equivalents	(26,273)	(9,056)
Cash and cash equivalents, beginning of period	43,163	20,862

Cash and cash equivalents, end of period	$16,890	$11,806

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,470	$5,667
Accrual for purchases of fixed assets	3,309	4,489
Accrual for repurchase of common stock	341	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. At April 30, 2016, we operated 663 stores; 596 in the United States (“U.S.”), 43 in Canada and 24 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended April 30, 2016 and May 2, 2015 were 13-week periods.

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

The financial data at January 30, 2016 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 30, 2016, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows. The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting. The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

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

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax assets and liabilities requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We have early adopted this guidance retrospectively as of January 30, 2016.

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

In April 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We adopted this guidance beginning in the first quarter ending April 30, 2016 and the adoption did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption we plan to use and the effect the standard is expected to have on our consolidated financial statements.

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

We determined that Blue Tomato achieved the metrics related to the opening and performance of certain defined incremental stores by April 30, 2015. For the three months ended May 2, 2015, we recorded $0.6 million of expense for the incentive payments.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	April 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,647	$—	$—	$8,647
Money market funds	5,691	—	—	5,691
State and local government securities	2,552	—	—	2,552

Total cash and cash equivalents	16,890	—	—	16,890

Marketable securities:
State and local government securities	43,912	13	(206)	43,719
Variable-rate demand notes	2,395	—	—	2,395

Total marketable securities	$46,307	$13	$(206)	$46,114

Less: Long-term marketable securities (1)				(878)

Total current marketable securities				$45,236

	January 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$33,608	$—	$—	$33,608
Money market funds	9,555	—	—	9,555
State and local government securities	—	—	—	—

Total cash and cash equivalents	43,163	—	—	43,163

Marketable securities:
State and local government securities	32,754	8	(187)	32,575
Variable-rate demand notes	644	—	—	644

Total marketable securities	$33,398	$8	$(187)	$33,219

Less: Long-term marketable securities (1)				(828)

Total current marketable securities				$32,391

(1)	At April 30, 2016 and January 30, 2016, we held one auction rate security, classified as available-for-sale marketable securities and included in long-term other assets on the condensed consolidated balance sheets.

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	April 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable securities:
State and local government securities	16,502	(83)	1,491	(123)	17,993	(206)

Total marketable securities	$16,502	$(83)	$1,491	$(123)	$17,993	$(206)

	January 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable securities:
State and local government securities	16,884	(15)	853	(172)	17,737	(187)

Total marketable securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

We did not record a realized loss for other-than-temporary impairments during the three months ended April 30, 2016 or May 2, 2015.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Minimum rent expense	$18,001	$16,893
Contingent rent expense	414	337

Total rent expense (1)	$18,415	$17,230

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.2 million for the three months ended April 30, 2016 and $9.4 million for the three months ended May 2, 2015.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at April 30, 2016 are as follows (in thousands):

Fiscal 2016	$50,499
Fiscal 2017	64,208
Fiscal 2018	59,319
Fiscal 2019	52,385
Fiscal 2020	48,526
Thereafter	150,519

Total (1)	$425,456

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At April 30, 2016, we had outstanding purchase orders to acquire merchandise from vendors of $179.8 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at April 30, 2016 and January 30, 2016 was $2.3 million and $2.1 million.

5. Revolving Credit Facilities and Debt

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

Additionally, we have revolving lines of credit of up to 10.5 million Euro, the proceeds of which are used to fund certain international operations. There were no borrowings outstanding under these revolving lines of credit at April 30, 2016 and no borrowings outstanding at January 30, 2016. We had $0.5 million in open commercial letters of credit outstanding under these lines of credit at April 30, 2016 and no borrowings outstanding at January 30, 2016.

6. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	April 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,691	$—	$—
State and local government securities	—	2,552	—
Marketable securities:
State and local government securities	—	42,841	—
Variable-rate demand notes	—	2,395	—
Long-term other assets:
Money market funds	1,510	—	—
State and local government securities	—	—	878
Equity investments	—	—	124

Total	$7,201	$47,788	$1,002

	January 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,555	$—	$—
State and local government securities	—	—	—
Marketable securities:
State and local government securities	—	31,747	—
Variable-rate demand notes	—	644	—
Long-term other assets:
Money market funds	1,510	—	—
State and local government securities	—	—	828
Equity investments	—	—	118

Total	$11,065	$32,391	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended April 30, 2016 and May 2, 2015.

7. Stockholders’ Equity

Share Repurchase—In December 2014, our Board of Directors authorized us to repurchase $30.0 million shares of our common stock. This superseded and replaced any previously authorized share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program that was completed in August 2015. In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the three months ended April 30, 2016 (in thousands, except per share amounts):

Number of shares repurchased	612
Average price per share of repurchased shares (with commission)	$18.83
Total cost of shares repurchased	$11,522

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive income into net income is as follows (in thousands):

		Net unrealized
	Foreign currency	gains (losses) on	Accumulated other
	translation	available-for-sale	comprehensive
	adjustments	investments	loss
Three months ended April 30, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income (loss), net (1)	4,993	(6)	4,987

Balance at April 30, 2016	$(10,143)	$(117)	$(10,260)

Three months ended May 2, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(468)	(21)	(489)

Balance at May 2, 2015	$(11,673)	$(94)	$(11,767)

(1)	Other comprehensive income (loss) before reclassifications is net of immaterial taxes for the three months ended April 30, 2016 and May 2, 2015 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss). Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

8. Equity Awards

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

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Three Months Ended
	April 30, 2016	May 2, 2015
Dividend yield	—	—
Volatility rate	49.7%	53.4%
Weighted-average expected life (in years)	5.93	6.25
Weighted-average risk-free interest rate	1.6%	1.8%
Weighted-average fair value per share of stock options granted	$19.70	$20.19

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Cost of goods sold	$206	$243
Selling, general and administrative expenses (1)	829	1,329

Total stock-based compensation expense	$1,035	$1,572

(1)	Included in stock-based compensation expense recognized in selling, general and administrative expenses is $0.3 million of expense associated with the incentive payments paid in shares of our common stock for the three months ended May 2, 2015.

At April 30, 2016, there was $8.6 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

		Grant Date
	Restricted	Weighted-
	Stock	Average Fair	Intrinsic
	Awards/Units	Value	Value
Outstanding at January 30, 2016	286	$30.32
Granted	213	$19.69
Vested	(103)	$29.74
Forfeited	(8)	$27.91

Outstanding at April 30, 2016	388	$24.69	$6,507

The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

			Weighted-
		Grant Date	Average
		Weighted-	Remaining
	Stock	Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding at January 30, 2016	143	$27.86
Granted	82	$19.70
Exercised	(4)	$8.64
Forfeited	—	$—

Outstanding at April 30, 2016	221	$25.23	7.0	$120

Exercisable at April 30, 2016	100	$27.20	4.2	$120

9. (Loss) Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2016	May 2, 2015
Net (loss) income	$(2,137)	$2,770
Weighted average common shares for basic (loss) earnings per share	25,185	29,141
Dilutive effect of stock options and restricted stock	—	345

Weighted average common shares for diluted (loss) earnings per share	25,185	29,486

Basic (loss) earnings per share	$(0.08)	$0.10

Diluted (loss) earnings per share	$(0.08)	$0.09

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.4 million for the three months ended April 30, 2016 and less than 0.1 million for the three months ended May 2, 2015.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 14, 2016 and in this Form 10-Q.

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

Fiscal 2016 is the 52-week period ending January 28, 2017. Fiscal 2015 is the 52-week period ending January 30, 2016. The first three months of fiscal 2016 was the 13-week period ended April 30, 2016. The first three months of fiscal 2015 was the 13-week period ended May 2, 2015.

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

Cost of goods sold consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, buying, occupancy, distribution and warehousing costs (including associated depreciation) and freight costs for store merchandise transfers. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. Cash consideration received from vendors is reported as a reduction of cost of goods sold if the inventory has sold, a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of goods sold	71.1	68.2

Gross profit	28.9	31.8
Selling, general and administrative expenses	31.2	29.5

Operating profit (loss)	(2.3)	2.3
Interest and other income, net	0.3	0.2

Earnings (loss) before income taxes	(2.0)	2.5
Provision (benefit) for income taxes	(0.7)	0.9

Net income (loss)	(1.3)%	1.6%

Three Months (13 weeks) Ended April 30, 2016 Compared With Three Months (13 weeks) Ended May 2, 2015

Net Sales

Net sales were $173.0 million for the three months ended April 30, 2016 compared to $177.6 million for the three months ended May 2, 2015, a decrease of $4.6 million or 2.6%. The decrease primarily reflected a decrease in comparable sales of $13.2 million and a decrease of $0.2 million due to the impact of changes in foreign exchange rates, partially offset by the net addition of 47 stores (made up of 47 new stores in North America and 3 new stores in Europe offset by 2 store closures in North America and 1 store closure in Europe) subsequent to May 2, 2015. By region, North America sales decreased $4.8 million or 3.0% and Europe sales increased $0.1 million or 0.7% for the three months ended April 30, 2016 compared to the three months ended May 2, 2015.

Comparable sales decreased 7.5% primarily driven by a decrease in comparable transactions slightly offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction partially offset by a decrease in average unit retail. Comparable sales decreased in hardgoods, junior’s clothing, accessories, men’s clothing, and footwear. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $50.0 million for the three months ended April 30, 2016 compared to $56.5 million for the three months ended May 2, 2015, a decrease of $6.5 million, or 11.6%. As a percent of net sales, gross profit decreased 290 basis points for the three months ended April 30, 2016 to 28.9%. The decrease was primarily driven by a 160 basis point decrease due to the deleveraging of our store occupancy costs, 50 basis points due to a decrease in our product margin, and 30 basis points due to higher outbound shipping expenses for customer orders as a percent of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $53.9 million for the three months ended April 30, 2016 compared to $52.4 million for the three months ended May 2, 2015, an increase of $1.5 million, or 2.8%. SG&A expenses as a percent of net sales increased by 170 basis points for the three months ended April 30, 2016 to 31.2%. The increase was driven by an increase of 160 basis points due to the deleveraging of our store operating expenses and 50 basis points due to the deleveraging of corporate costs, partially offset by a 60 basis points decrease related to prior year expenses associated with our acquisition of Blue Tomato, including incentive payments made as part of the transaction.

Net (Loss) Income

Net loss for the three months ended April 30, 2016 was $2.1 million, or $0.08 per diluted share, compared with net income of $2.8 million, or $0.09 per diluted share, for the three months ended May 2, 2015. Our effective income tax rate for the three months ended April 30, 2016 was 37.3% compared to 37.7% for the three months ended May 2, 2015.

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

During fiscal 2016, we expect to spend approximately $24 million to $26 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 29 new stores we plan to open in fiscal 2016 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2016 will not be different from the number of stores we plan to open, or that actual fiscal 2016 capital expenditures will not differ from our expectations.

Operating Activities

Net cash provided by operating activities increased by $1.4 million to $3.1 million for the three months ended April 30, 2016 from $1.7 million for the three months ended May 2, 2015. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $17.6 million for the three months ended April 30, 2016, related to $13.1 million in net purchases of marketable securities and $4.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $14.8 million for the three months ended May 2, 2015, related to $8.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations, and $6.0 million in net purchases of marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2016 was $12.3 million, primarily related to $12.2 million cash paid for the repurchase of common stock. Net cash provided by financing activities for the three months ended May 2, 2015 was $4.1 million, primarily related to net proceeds from revolving credit facilities and long-term debt of $3.0 million and proceeds from stock-based compensation exercises and related tax benefits of $1.1 million.

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

Additionally, we have revolving lines of credit of up to 10.5 million Euro, the proceeds of which are used to fund certain international operations. There were no borrowings outstanding under these revolving lines of credit at April 30, 2016 and no borrowings outstanding at January 30, 2016. We had $0.5 million in open commercial letters of credit outstanding under these lines of credit at April 30, 2016 and no borrowings outstanding at January 30, 2016.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended April 30, 2016. The following table summarizes the total amount of future payments due under our contractual obligations at April 30, 2016 (in thousands):

			Fiscal 2017 and	Fiscal 2019 and
	Total	Fiscal 2016	Fiscal 2018	Fiscal 2020	Thereafter
Operating lease obligations (1)	$425,456	$50,499	$123,527	$100,911	$150,519
Purchase obligations (2)	179,775	179,775	—	—	—

Total	$605,231	$230,274	$123,527	$100,911	$150,519

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 4, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At April 30, 2016, we did not have any off-balance sheet arrangements.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted the required due diligence activities for the 2014 calendar year and filed our third Form SD report with the SEC in May 2016. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $18.4 million and $17.2 million for the three months ended April 30, 2016 and May 2, 2015. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.2 million and $9.4 million for the three months ended April 30, 2016 and May 2, 2015.

At April 30, 2016, we were committed to property owners for minimum lease payments of $425.5 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At April 30, 2016, we had $47.8 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at April 30, 2016 has not significantly changed since January 30, 2016. Our market risk profile at January 30, 2016 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 4 to the Notes to Condensed Consolidated Financial Statements found in Part I Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 30, 2016. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended April 30, 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
January 31, 2016-February 27, 2016	180	$19.36	180	$50,913
February 28, 2016-April 2, 2016	199	19.71	192	47,128
April 3, 2016-April 30, 2016	240	17.74	240	42,869

Total	619		612

(1)	Includes 7 shares that were purchased during the thirteen weeks ended April 30, 2016 in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)	In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.27	Credit Agreement dated as of February 5, 2016 among Zumiez Services Inc., as the lead borrower, for the borrowers and guarantors named therein and Wells Fargo Bank, National Association, as agent and L/C issuer and other lender parties thereto [Incorporated by reference from Exhibit 10.27 to the Form 8-K filed by the Company on February 8, 2016]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2016 (unaudited) and January 30, 2016; (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended April 30, 2016 and May 2, 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended April 30, 2016 and May 2, 2015; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 30, 2016 and May 2, 2015; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2016 and May 2, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 7, 2016	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)