Form 10-Q
period 2016-07-30
Zumiez Inc
filed 2016-09-08
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2016

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

At August 31, 2016, there were 24,830,885 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2016	January 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,600	$43,163
Marketable securities	32,740	32,391
Receivables	14,576	12,840
Inventories	131,823	98,299
Prepaid expenses and other current assets	13,990	12,204

Total current assets	212,729	198,897

Fixed assets, net	136,505	137,233
Goodwill	55,082	54,245
Intangible assets, net	12,005	11,766
Deferred tax assets, net	8,332	4,634
Other long-term assets	7,908	7,920

Total long-term assets	219,832	215,798

Total assets	$432,561	$414,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$60,044	$21,919
Accrued payroll and payroll taxes	12,754	12,466
Income taxes payable	507	4,066
Deferred rent and tenant allowances	8,384	8,116
Other liabilities	22,089	22,575

Total current liabilities	103,778	69,142

Long-term deferred rent and tenant allowances	43,721	43,779
Other long-term liabilities	4,815	4,817

Total long-term liabilities	48,536	48,596

Total liabilities	152,314	117,738

Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 24,931 shares issued and outstanding at July 30, 2016 and 25,708 shares issued and outstanding at January 30, 2016	137,102	135,013
Accumulated other comprehensive loss	(12,802)	(15,247)
Retained earnings	155,947	177,191

Total shareholders’ equity	280,247	296,957

Total liabilities and shareholders’ equity	$432,561	$414,695

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$178,272	$179,819	$351,243	$357,429
Cost of goods sold	123,428	122,046	246,440	243,121

Gross profit	54,844	57,773	104,803	114,308

Selling, general and administrative expenses	55,980	52,461	109,879	104,870

Operating (loss) profit	(1,136)	5,312	(5,076)	9,438

Interest income, net	28	150	59	355
Other (expense) income, net	(256)	(271)	242	(156)

(Loss) earnings before income taxes	(1,364)	5,191	(4,775)	9,637
(Benefit) provision for income taxes	(526)	1,978	(1,800)	3,654

Net (loss) income	$(838)	$3,213	$(2,975)	$5,983

Basic (loss) earnings per share	$(0.03)	$0.11	$(0.12)	$0.21

Diluted (loss) earnings per share	$(0.03)	$0.11	$(0.12)	$0.21

Weighted average shares used in computation of (loss) earnings per share:
Basic	24,712	28,311	24,957	28,726

Diluted	24,712	28,439	24,957	28,932

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net (loss) income	$(838)	$3,213	$(2,975)	$5,983
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(2,664)	(2,207)	2,329	(2,675)
Net change in unrealized gain/loss on available-for-sale securities	122	(28)	116	(49)

Other comprehensive (loss) income, net	(2,542)	(2,235)	2,445	(2,724)

Comprehensive (loss) income	$(3,380)	$978	$(530)	$3,259

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net loss	—	—	—	(2,975)	(2,975)
Other comprehensive income, net	—	—	2,445	—	2,445
Issuance and exercise of stock-based awards, including net tax loss of $529	282	(132)	—	—	(132)
Stock-based compensation expense	—	2,221	—	—	2,221
Repurchase of common stock	(1,059)	—	—	(18,269)	(18,269)

Balance at July 30, 2016	24,931	$137,102	$(12,802)	$155,947	$280,247

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	5,983	5,983
Other comprehensive loss, net	—	—	(2,724)	—	(2,724)
Issuance and exercise of stock-based awards, including net tax benefit of $713	225	575	—	—	575
Stock-based compensation expense	—	2,710	—	—	2,710
Repurchase of common stock	(2,266)	—	—	(60,950)	(60,950)

Balance at August 1, 2015	27,377	$132,379	$(14,002)	$186,741	$305,118

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net (loss) income	$(2,975)	$5,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,336	15,644
Deferred taxes	(3,713)	(2,703)
Stock-based compensation expense	2,221	2,710
Excess tax benefit from stock-based compensation	—	(713)
Other	95	626
Changes in operating assets and liabilities:
Receivables	(842)	(3,377)
Inventories	(32,766)	(28,990)
Prepaid expenses and other current assets	(2,690)	(1,306)
Trade accounts payable	38,181	15,684
Accrued payroll and payroll taxes	225	(1,613)
Income taxes payable	(4,804)	(2,996)
Deferred rent and tenant allowances	(12)	2,976
Other liabilities	(813)	(948)

Net cash provided by operating activities	6,443	977

Cash flows from investing activities:
Additions to fixed assets	(11,895)	(20,021)
Purchases of marketable securities and other investments	(28,353)	(38,238)
Sales and maturities of marketable securities and other investments	28,658	112,093

Net cash (used in) provided by investing activities	(11,590)	53,834

Cash flows from financing activities:
Proceeds from revolving credit facilities	—	20,223
Payments on revolving credit facilities	—	(15,617)
Repurchase of common stock	(19,084)	(58,969)
Proceeds from exercise of stock-based awards, net of withholding tax	397	379
Excess tax benefit from stock-based compensation	—	713

Net cash used in financing activities	(18,687)	(53,271)

Effect of exchange rate changes on cash and cash equivalents	271	(236)

Net (decrease) increase in cash and cash equivalents	(23,563)	1,304
Cash and cash equivalents, beginning of period	43,163	20,862

Cash and cash equivalents, end of period	$19,600	$22,166

Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$6,736	$14,581
Accrual for purchases of fixed assets	1,835	3,107
Accrual for repurchase of common stock	254	1,981

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. At July 30, 2016, we operated 673 stores; 604 in the United States (“U.S.”), 44 in Canada and 25 in Europe. We operate under the names Zumiez and Blue Tomato. Additionally, we operate ecommerce websites at www.zumiez.com and www.blue-tomato.com.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended July 30, 2016 and August 1, 2015 were 13-week periods. The six months ended July 30, 2016 and August 1, 2015 were 26-week periods.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows. The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting. The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our condensed consolidated financial statements.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In April 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We adopted this guidance beginning in the first quarter ending July 30, 2016 and the adoption did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption we plan to use and the effect the standard is expected to have on our condensed consolidated financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	July 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:

Cash	$18,947	$—	$—	$18,947
Money market funds	653	—	—	653

Total cash and cash equivalents	19,600	—	—	19,600

Marketable securities:
State and local government securities	31,087	21	(13)	31,095
Variable-rate demand notes	1,645	—	—	1,645

Total marketable securities	$32,732	$21	$(13)	$32,740

	January 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$33,608	$—	$—	$33,608
Money market funds	9,555	—	—	9,555

Total cash and cash equivalents	43,163	—	—	43,163

Marketable securities:
State and local government securities	32,754	8	(187)	32,575
Variable-rate demand notes	644	—	—	644

Total marketable securities	$33,398	$8	$(187)	$33,219

Less: Long-term marketable securities (1)				(828)

Total current marketable securities				$32,391

(1)	At January 30, 2016, we held one auction rate security, classified as available-for-sale marketable securities and included in other long-term assets on the condensed consolidated balance sheet.

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	5,068	(12)	305	(1)	5,373	(13)

Total marketable securities	$5,068	$(12)	$305	$(1)	$5,373	$(13)

	January 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	16,884	(15)	853	(172)	17,737	(187)

Total marketable securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended July 30, 2016 or August 1, 2015.

3. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases. Total rent expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Minimum rent expense	$18,409	$17,050	$36,410	$33,944
Contingent rent expense	459	402	873	739

Total rent expense (1)	$18,868	$17,452	$37,283	$34,683

(1)	Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.3 million and $20.5 million for the three and six months ended July 30, 2016 and $9.6 million and $19.0 million for the three and six months ended August 1, 2015.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. Future minimum lease payments at July 30, 2016 are as follows (in thousands):

Fiscal 2016	$34,708
Fiscal 2017	65,954
Fiscal 2018	61,022
Fiscal 2019	54,155
Fiscal 2020	50,182
Thereafter	157,338

Total (1)	$423,359

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At July 30, 2016, we had outstanding purchase orders to acquire merchandise from vendors of $167.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at July 30, 2016 and January 30, 2016 was $2.5 million and $2.1 million.

4. Revolving Credit Facilities and Debt

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes. The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014 and was scheduled to expire on September 1, 2016. The ABL Facility will mature on February 5, 2021.

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

Additionally, we have revolving lines of credit of up to 7.3 million Euro, the proceeds of which are used to fund certain international operations. The revolving lines of credit bear interest at 1.65%-3.00%. On August 12, 2016, the revolving lines of credit were increased to 20.5 million Euro.

There were no borrowings outstanding under any revolving lines of credit at July 30, 2016 and January 30, 2016. We had $0.3 million in open commercial letters of credit outstanding under these lines of credit at July 30, 2016 and no open commercial letters of credit outstanding at January 30, 2016.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	July 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$653	$—	$—
Marketable securities:
State and local government securities	—	31,095	—
Variable-rate demand notes	—	1,645	—
Other long term assets:
Money market funds	2,110	—	—
Equity investments	—	—	121

Total	$2,763	$32,740	$121

	January 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,555	$—	$—
Marketable securities:
State and local government securities	—	31,747	—
Variable-rate demand notes	—	644	—
Other long term assets:
Money market funds	1,510	—	—
State and local government securities	—	—	828
Equity investments	—	—	118

Total	$11,065	$32,391	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the three and six months ended July 30, 2016 and August 1, 2015.

6. Stockholders’ Equity

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

The following table summarizes common stock repurchase activity during the six months ended July 30, 2016 (in thousands, except per share amounts):

Number of shares repurchased	1,059
Average price per share of repurchased shares (with commission)	$17.25
Total cost of shares repurchased	$18,269

Accumulated Other Comprehensive (Loss) Income —The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net (loss) income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Three months ended July 30, 2016:
Balance at April 30, 2016	$(10,143)	$(117)	$(10,260)
Other comprehensive (loss) income, net (1)	(2,664)	122	(2,542)

Balance at July 30, 2016	$(12,807)	$5	$(12,802)

Three months ended August 1, 2015:
Balance at May 2, 2015	$(11,673)	$(94)	$(11,767)
Other comprehensive loss, net (1)	(2,207)	(28)	(2,235)

Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Six months ended July 30, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income, net (1)	2,329	116	2,445

Balance at July 30, 2016	$(12,807)	$5	$(12,802)

Six months ended August 1, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(2,675)	(49)	(2,724)

Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)

(1)	Other comprehensive (loss) income is net of immaterial taxes for the three and six months ended July 30, 2016 and August 1, 2015 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive loss. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Six Months Ended
	July 30, 2016	August 1, 2015
Dividend yield	—	—
Volatility rate	49.7%	53.4%
Weighted-average expected life (in years)	5.93	6.25
Weighted-average risk-free interest rate	1.6%	1.8%
Weighted-average fair value per share of stock options granted	$19.70	$20.19

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of goods sold	$241	$261	$447	$503
Selling, general and administrative expenses	945	877	1,774	2,207

Total stock-based compensation expense	$1,186	$1,138	$2,221	$2,710

At July 30, 2016, there was $8.2 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2016	286	$30.32
Granted	263	$18.76
Vested	(125)	$29.67
Forfeited	(11)	$26.46

Outstanding at July 30, 2016	413	$23.25	$7,008

The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 30, 2016	143	$27.86
Granted	82	$19.70
Exercised	(4)	$8.64
Forfeited	(20)	$33.53

Outstanding at July 30, 2016	201	$24.40	7.0	$123

Exercisable at July 30, 2016	80	$25.61	4.9	$123

8. (Loss) Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net (loss) income	$(838)	$3,213	$(2,975)	$5,983
Weighted average common shares for basic (loss) earnings per share	24,712	28,311	24,957	28,726
Dilutive effect of stock options and restricted stock	—	128	—	206

Weighted average common shares for diluted (loss) earnings per share	24,712	28,439	24,957	28,932

Basic (loss) earnings per share	$(0.03)	$0.11	$(0.12)	$0.21

Diluted (loss) earnings per share	$(0.03)	$0.11	$(0.12)	$0.21

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.3 million and 0.4 million for the three and six months ended July 30, 2016 and 0.1 million for the three and six months ended August 1, 2015.

9. Subsequent Event

On August 31, 2016, we acquired 100% of the outstanding stock of Fast Times Skateboarding (“Fast Times”) for $6.9 million paid in $5.5 million of cash and $1.4 million in shares of common stock subject to certain pre-closing and post-closing adjustments. Fast Times is an Australian specialty retailer of skateboards, hardware, apparel and footwear. Fast Times currently operates 5 stores and a website at www.fasttimes.com.au.

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

Fiscal 2016 is the 52-week period ending January 28, 2017. Fiscal 2015 is the 52-week period ending January 30, 2016. The first six months of fiscal 2016 was the 26-week period ended July 30, 2016. The first six months of fiscal 2015 was the 26-week period ended August 1, 2015.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.2	67.9	70.2	68.0

Gross profit	30.8	32.1	29.8	32.0
Selling, general and administrative expenses	31.5	29.2	31.2	29.3

Operating (loss) profit	(0.7)	2.9	(1.4)	2.7
Interest and other (expense) income, net	(0.1)	(0.1)	0.1	0.1

(Loss) earnings before income taxes	(0.8)	2.8	(1.3)	2.8
(Benefit) provision for income taxes	(0.3)	1.1	(0.5)	1.0

Net (loss) income	(0.5)%	1.7%	(0.8)%	1.8%

Three Months (13 weeks) Ended July 30, 2016 Compared With Three Months (13 weeks) Ended August 1, 2015

Net Sales

Net sales were $178.3 million for the three months ended July 30, 2016 compared to $179.8 million for the three months ended August 1, 2015, a decrease of $1.5 million or 0.9%. The decrease primarily reflected a decrease in comparable sales of $8.7 million, partially offset by the net addition of 33 stores (made up of 32 new stores in North America and 4 new stores in Europe offset by 2 store closures in North America and 1 store closure in Europe) subsequent to August 1, 2015. By region, North America sales decreased $0.4 million or 0.2% and Europe sales decreased $1.2 million or 8.5% for the three months ended July 30, 2016 compared to the three months ended August 1, 2015.

Comparable sales decreased 4.9% primarily driven by a decrease in comparable transactions slightly offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction partially offset by a decrease in average unit retail. Comparable sales decreases in hardgoods, junior’s clothing, footwear, and accessories were partially offset by an increase in men’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $54.8 million for the three months ended July 30, 2016 compared to $57.8 million for the three months ended August 1, 2015, a decrease of $3.0 million, or 5.1%. As a percent of net sales, gross profit decreased 130 basis points for the three months ended July 30, 2016 to 30.8%. The decrease was primarily driven by a 140 basis point decrease due to the deleveraging of our store occupancy costs, partially offset by 30 basis point due to an increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $56.0 million for the three months ended July 30, 2016 compared to $52.5 million for the three months ended August 1, 2015, an increase of $3.5 million, or 6.7%. SG&A expenses as a percent of net sales increased by 230 basis points for the three months ended July 30, 2016 to 31.5%. The increase was primarily driven by an increase of 160 basis points due to the deleveraging of our store operating expenses and 90 basis points due to the deleveraging of corporate costs.

Net (Loss) Income

Net loss for the three months ended July 30, 2016 was $0.8 million, or $0.03 per diluted share, compared with net income of $3.2 million, or $0.11 per diluted share, for the three months ended August 1, 2015. Our effective income tax rate for the three months ended July 30, 2016 was 38.6% compared to 38.1% for the three months ended August 1, 2015.

Six Months (26 weeks) Ended July 30, 2016 Compared With Six Months (26 weeks) Ended August 1, 2015

Net Sales

Net sales were $351.2 million for the six months ended July 30, 2016 compared to $357.4 million for the six months ended August 1, 2015, a decrease of $6.2 million or 1.7%. The decrease primarily reflected a decrease in comparable sales of $22.0 million, partially offset by the net addition of 33 stores (made up of 32 new stores in North America and 4 new stores in Europe offset by 2 store closures in North America and 1 store closure in Europe) subsequent to August 1, 2015. By region, North America sales decreased $5.2 million or 1.6% and Europe sales decreased $1.0 million or 3.4% for the six months ended July 30, 2016 compared to the six months ended August 1, 2015.

Comparable sales decreased 6.2% primarily driven by a decrease in comparable transactions slightly offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction partially offset by a decrease in average unit retail. Comparable sales decreases in hardgoods, junior’s clothing, footwear, and accessories were partially offset by an increase in men’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $104.8 million for the six months ended July 30, 2016 compared to $114.3 million for the six months ended August 1, 2015, a decrease of $9.5 million, or 8.3%. As a percent of net sales, gross profit decreased 220 basis points for the six months ended July 30, 2016 to 29.8%. The decrease was primarily driven by a 150 basis point decrease due to the deleveraging of our store occupancy costs and 30 basis points due to higher outbound shipping expenses for customer orders as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $109.9 million for the six months ended July 30, 2016 compared to $104.9 million for the six months ended August 1, 2015, an increase of $5.0 million, or 4.8%. SG&A expenses as a percent of net sales increased by 190 basis points for the six months ended July 30, 2016 to 31.2%. The increase was primarily driven by an increase of 170 basis points due to the deleveraging of our store operating expenses and 50 basis points due to the deleveraging of corporate costs, partially offset by a 30 basis points decrease related to prior year expenses associated with our acquisition of Blue Tomato, including incentive payments made as part of the transaction.

Net (Loss) Income

Net loss for the six months ended July 30, 2016 was $3.0 million, or $0.12 per diluted share, compared with net income of $6.0 million, or $0.21 per diluted share, for the six months ended August 1, 2015. Our effective income tax rate for the six months ended July 30, 2016 was 37.7% compared to 37.9% for the six months ended August 1, 2015.

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

Operating Activities

Net cash provided by operating activities increased by $5.4 million to $6.4 million for the six months ended July 30, 2016 from $1.0 million for the six months ended August 1, 2015. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $11.6 million for the six months ended July 30, 2016, related to $11.9 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $0.3 million in net sales of marketable securities. Net cash provided by investing activities was $53.8 million for the six months ended August 1, 2015, primarily related to $73.9 million in net sales of marketable securities partially offset by $20.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the six months ended July 30, 2016 was $18.7 million, primarily related to $19.1 million cash paid for the repurchase of common stock partially offset by $0.4 million in proceeds from stock-based award exercises. Net cash used in financing activities for the six months ended August 1, 2015 was $53.3 million, primarily related to $59.0 million cash paid for the repurchase of common stock, partially offset by $4.6 million in net proceeds from revolving credit facilities and long-term debt and $1.1 million in proceeds from stock-based award exercises and related tax benefits.

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

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes. The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014 and was scheduled to expire on September 1, 2016. The ABL Facility will mature on February 5, 2021.

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

Additionally, we have revolving lines of credit of up to 7.3 million Euro, the proceeds of which are used to fund certain international operations. The revolving lines of credit bear interest at 1.65%-3.00%. On August 12, 2016, the revolving lines of credit were increased to 20.5 million Euro.

There were no borrowings outstanding under any revolving lines of credit at July 30, 2016 and January 30, 2016. We had $0.3 million in open commercial letters of credit outstanding under these lines of credit at July 30, 2016 and no open commercial letters of credit outstanding at January 30, 2016.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 30, 2016. The following table summarizes the total amount of future payments due under our contractual obligations at July 30, 2016 (in thousands):

	Total	Fiscal 2016	Fiscal 2017 and Fiscal 2018	Fiscal 2019 and Fiscal 2020	Thereafter
Operating lease obligations (1)	$423,359	$34,708	$126,976	$104,337	$157,338
Purchase obligations (2)	167,626	167,626	—	—	—

Total	$590,985	$202,334	$126,976	$104,337	$157,338

(1)	Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations. See Note 3, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.
(2)	We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At July 30, 2016, we did not have any off-balance sheet arrangements.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted the required due diligence activities for the 2015 calendar year and filed our third Form SD report with the SEC in May 2016. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and employee related costs. Total rent expense, including contingent rent based on sales of some of our stores, was $37.3 million and $34.7 million for the six months ended July 30, 2016 and August 1, 2015. Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $20.5 million and $19.0 million for the six months ended July 30, 2016 and August 1, 2015.

At July 30, 2016, we were committed to property owners for minimum lease payments of $423.4 million. In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs. These amounts generally escalate each year. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes. The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014 and was scheduled to expire on September 1, 2016. The ABL Facility will mature on February 5, 2021.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes. These investments have historically been considered very safe investments with minimal default rates. At July 30, 2016, we had $32.7 million of investments in state and local government securities and variable-rate demand notes. These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at July 30, 2016 has not significantly changed since January 30, 2016. Our market risk profile at January 30, 2016 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. We are unable to predict the outcome of litigated cases. A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 3 to the Notes to Condensed Consolidated Financial Statements found in Part I Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended July 30, 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 1, 2016 - May 28, 2016	200	$15.01	200	$39,866
May 29, 2016 - July 2, 2016	150	14.79	150	37,647
July 3, 2016 - July 30, 2016	97	15.65	97	36,125

Total	447		447

(1)	In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 30, 2016 (unaudited) and January 30, 2016; (ii) Unaudited Condensed Consolidated Statements of (Loss) Income for the three and six months ended July 30, 2016 and August 1, 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended July 30, 2016 and August 1, 2015; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 30, 2016 and August 1, 2015; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2016 and August 1, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 8, 2016	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)