Form 10-Q
period 2016-10-29
Zumiez Inc
filed 2016-12-06
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2016

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

At December 1, 2016, there were 24,897,189 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29, 2016	January 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,001	$43,163
Marketable securities	31,169	32,391
Receivables	14,265	12,840
Inventories	150,623	98,299
Prepaid expenses and other current assets	14,199	12,204
Total current assets	228,257	198,897

Fixed assets, net	135,325	137,233
Goodwill	56,920	54,245
Intangible assets, net	14,900	11,766
Deferred tax assets, net	9,533	4,634
Other long-term assets	8,093	7,920
Total long-term assets	224,771	215,798

Total assets	$453,028	$414,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$58,088	$21,919
Accrued payroll and payroll taxes	12,000	12,466
Income taxes payable	4,310	4,066
Deferred rent and tenant allowances	8,276	8,116
Short-term borrowings	11,787	—
Other liabilities	21,582	22,575
Total current liabilities	116,043	69,142

Long-term deferred rent and tenant allowances	42,715	43,779
Other long-term liabilities	4,839	4,817
Total long-term liabilities	47,554	48,596

Total liabilities	163,597	117,738
Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 24,899 shares issued and outstanding at October 29, 2016 and 25,708 shares issued and outstanding at January 30, 2016	139,758	135,013
Accumulated other comprehensive loss	(14,698)	(15,247)
Retained earnings	164,371	177,191
Total shareholders’ equity	289,431	296,957

Total liabilities and shareholders’ equity	$453,028	$414,695

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$221,391	$204,320	$572,634	$561,749
Cost of goods sold	145,213	134,261	391,653	377,382
Gross profit	76,178	70,059	180,981	184,367
Selling, general and administrative expenses	59,265	54,835	169,144	159,706
Operating profit	16,913	15,224	11,837	24,661
Interest (expense) income, net	(37)	84	22	440
Other income (expense), net	11	(71)	253	(227)
Earnings before income taxes	16,887	15,237	12,112	24,874
Provision for income taxes	6,192	5,584	4,392	9,238
Net income	$10,695	$9,653	$7,720	$15,636
Basic earnings per share	$0.44	$0.36	$0.31	$0.56
Diluted earnings per share	$0.43	$0.36	$0.31	$0.55
Weighted average shares used in computation of earnings per share:
Basic	24,485	26,467	24,798	27,973
Diluted	24,622	26,602	24,982	28,178

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$10,695	$9,653	$7,720	$15,636
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(1,888)	67	441	(2,608)
Net change in unrealized gain/loss on available-for-sale securities	(8)	15	108	(34)
Other comprehensive (loss) income, net	(1,896)	82	549	(2,642)
Comprehensive income	$8,799	$9,735	$8,269	$12,994

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net income	—	—	—	7,720	7,720
Other comprehensive income, net		—	549	—	549
Issuance and exercise of stock-based awards, including net tax loss of $809	386	1,346	—	—	1,346
Stock-based compensation expense	—	3,399	—	—	3,399
Repurchase of common stock	(1,195)	—	—	(20,540)	(20,540)
Balance at October 29, 2016	24,899	$139,758	$(14,698)	$164,371	$289,431

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	15,636	15,636
Other comprehensive loss, net	—	—	(2,642)	—	(2,642)
Issuance and exercise of stock-based awards, including net tax benefit of $714	241	866	—	—	866
Stock-based compensation expense	—	3,843	—	—	3,843
Repurchase of common stock	(2,976)	—	—	(77,697)	(77,697)
Balance at October 31, 2015	26,683	$133,803	$(13,920)	$179,647	$299,530

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$7,720	$15,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,178	23,158
Deferred taxes	(4,983)	(5,223)
Stock-based compensation expense	3,399	3,843
Excess tax benefit from stock-based compensation	—	(714)
Other	221	1,222
Changes in operating assets and liabilities:
Receivables	(1,361)	(3,211)
Inventories	(51,047)	(40,571)
Prepaid expenses and other current assets	(3,183)	(1,127)
Trade accounts payable	35,873	15,951
Accrued payroll and payroll taxes	(631)	(3,231)
Income taxes payable	(708)	(964)
Deferred rent and tenant allowances	(1,035)	3,924
Other liabilities	(1,459)	(8,217)
Net cash provided by operating activities	3,984	476
Cash flows from investing activities:
Additions to fixed assets	(16,829)	(27,115)
Acquisition, net of cash acquired	(5,395)	—
Purchases of marketable securities and other investments	(48,232)	(58,641)
Sales and maturities of marketable securities and other investments	49,986	144,446
Net cash (used in) provided by investing activities	(20,470)	58,690
Cash flows from financing activities:
Proceeds from revolving credit facilities	17,849	33,504
Payments on revolving credit facilities	(5,813)	(32,393)
Repurchase of common stock	(21,607)	(77,697)
Proceeds from exercise of stock-based awards, net of withholding tax	756	678
Excess tax benefit from stock-based compensation	—	714
Net cash used in financing activities	(8,815)	(75,194)
Effect of exchange rate changes on cash and cash equivalents	139	(50)
Net decrease in cash and cash equivalents	(25,162)	(16,078)
Cash and cash equivalents, beginning of period	43,163	20,862
Cash and cash equivalents, end of period	$18,001	$4,784
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$10,042	$15,348
Accrual for purchases of fixed assets	2,236	5,487

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At October 29, 2016, we operated 688 stores; 608 in the United States (“U.S.”), 47 in Canada, 28 in Europe, and 5 in Australia.  We operate under the names Zumiez, Blue Tomato, and Fast Times.  Additionally, we operate ecommerce websites at www.zumiez.com, www.blue-tomato.com, and www.fasttimes.com.au.

In August 2016, we acquired 100% of the outstanding stock of Fast Times Skateboarding (“Fast Times”) for $7.1 million paid in $5.7 million of cash and $1.4 million in shares of common stock.  Fast Times is an Australian specialty retailer of skateboards, hardware, apparel and footwear. Fast Times currently operates 5 stores and a website. All assets and liabilities assumed were measured at fair value on the date of the acquisition and primarily consisted of inventory, fixed assets, intangible assets and goodwill.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended October 29, 2016 and October 31, 2015 were 13-week periods.  The nine months ended October 29, 2016 and October 31, 2015 were 39-week periods.

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

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 15, 2016. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

2. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 29, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$16,563	$—	$—	$16,563
Money market funds	1,438	—	—	1,438
Total cash and cash equivalents	18,001	—	—	18,001
Marketable securities:
State and local government securities	23,930	6	(12)	23,924
Variable-rate demand notes	7,245	—	—	7,245
Total marketable securities	$31,175	$6	$(12)	$31,169

	January 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$33,608	$—	$—	$33,608
Money market funds	9,555	—	—	9,555
Total cash and cash equivalents	43,163	—	—	43,163
Marketable securities:
State and local government securities	32,754	8	(187)	32,575
Variable-rate demand notes	644	—	—	644
Total marketable securities	$33,398	$8	$(187)	$33,219
Less: Long-term marketable securities (1)				(828)
Total current marketable securities				$32,391

(1)	At January 30, 2016, we held one auction rate security, classified as available-for-sale marketable securities and included in other long-term assets on the condensed consolidated balance sheet.

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	10,437	(11)	302	(1)	10,739	(12)
Total marketable securities	$10,437	$(11)	$302	$(1)	$10,739	$(12)

	January 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	16,884	(15)	853	(172)	17,737	(187)
Total marketable securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 29, 2016 or October 31, 2015.

3. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Minimum rent expense	$18,803	$17,518	$55,213	$51,462
Contingent rent expense	674	531	1,547	1,270
Total rent expense (1)	$19,477	$18,049	$56,760	$52,732

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.2 million and $30.7 million for the three and nine months ended October 29, 2016 and $9.7 million and $28.7 million for the three and nine months ended October 31, 2015.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at October 29, 2016 are as follows (in thousands):

Fiscal 2016	$17,668
Fiscal 2017	66,715
Fiscal 2018	61,871
Fiscal 2019	55,081
Fiscal 2020	51,249
Thereafter	163,711
Total (1)	$416,295

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At October 29, 2016, we had outstanding purchase orders to acquire merchandise from vendors of $153.0 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at October 29, 2016 and January 30, 2016 was $2.8 million and $2.1 million.

4. Revolving Credit Facilities and Debt

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014.  The ABL Facility will mature on February 5, 2021.

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

There were no borrowings outstanding under the ABL Facility at October 29, 2016 or the replaced secured revolving credit facility at January 30, 2016. We had no open commercial letters of credit outstanding under these lines of credit at October 29, 2016 and at January 30, 2016.

Additionally, we have revolving lines of credit of up to $22.4 million, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were $11.8 million borrowings outstanding at October 29, 2016 and no borrowings outstanding at January 30, 2016. We had no open commercial letters of credit outstanding under these lines of credit at October 29, 2016 and at January 30, 2016.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 29, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,438	$—	$—
Marketable securities:
State and local government securities	—	23,924	—
Variable-rate demand notes	—	7,245	—
Other long-term assets:
Money market funds	1,832	—	—
Equity investments	—	—	119
Total	$3,270	$31,169	$119

	January 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,555	$—	$—
Marketable securities:
State and local government securities	—	31,747	—
Variable-rate demand notes	—	644	—
Other long-term assets:
Money market funds	1,510	—	—
State and local government securities	—	—	828
Equity investments	—	—	118
Total	$11,065	$32,391	$946

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

There were no material assets measured at fair value on a nonrecurring basis for the three and nine months ended October 29, 2016 and October 31, 2015.

6. Stockholders’ Equity

Share Repurchase—In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

The following table summarizes common stock repurchase activity during the nine months ended October 29, 2016 (in thousands, except per share amounts):

Number of shares repurchased	1,195
Average price per share of repurchased shares (with commission)	$17.19
Total cost of shares repurchased	$20,540

Accumulated Other Comprehensive Loss—The component of accumulated other comprehensive loss and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Three months ended October 29, 2016:
Balance at July 30, 2016	$(12,807)	$5	$(12,802)
Other comprehensive loss, net (1)	(1,888)	(8)	(1,896)
Balance at October 29, 2016	$(14,695)	$(3)	$(14,698)
Three months ended October 31, 2015:
Balance at August 1, 2015	$(13,880)	$(122)	$(14,002)
Other comprehensive income, net (1)	67	15	82
Balance at October 31, 2015	$(13,813)	$(107)	$(13,920)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Nine months ended October 29, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income, net (1)	441	108	549
Balance at October 29, 2016	$(14,695)	$(3)	$(14,698)
Nine months ended October 31, 2015:
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(2,608)	(34)	(2,642)
Balance at October 31, 2015	$(13,813)	$(107)	$(13,920)

(1)

Other comprehensive (loss) income is net of immaterial taxes for the three and nine months ended October 29, 2016 and October 31, 2015 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive loss.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Nine Months Ended
	October 29, 2016	October 31, 2015
Dividend yield	—	—
Volatility rate	49.7%	53.4%
Weighted-average expected life (in years)	5.93	6.25
Weighted-average risk-free interest rate	1.6%	1.8%
Weighted-average fair value per share of stock options granted	$19.70	$20.19

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of goods sold	$239	$265	$686	$768
Selling, general and administrative expenses	939	868	2,713	3,075
Total stock-based compensation expense	$1,178	$1,133	$3,399	$3,843

At October 29, 2016, there was $7.2 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2016	286	$30.32
Granted	265	$18.74
Vested	(126)	$29.64
Forfeited	(14)	$26.04
Outstanding at October 29, 2016	411	$23.20	$8,878

The following table summarizes stock option activity (in thousands, except grant date weighted-average exercise price and weighted-average remaining contractual life):

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 30, 2016	143	$27.86
Granted	82	$19.70
Exercised	(4)	$8.64
Forfeited	(21)	$32.50
Outstanding at October 29, 2016	200	$24.47	6.8	$338
Exercisable at October 29, 2016	85	$25.92	4.8	$182

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$10,695	$9,653	$7,720	$15,636
Weighted average common shares for basic earnings per share:	24,485	26,467	24,798	27,973
Dilutive effect of stock options and restricted stock	137	135	184	205
Weighted average common shares for diluted earnings per share:	24,622	26,602	24,982	28,178
Basic earnings per share	$0.44	$0.36	$0.31	$0.56
Diluted earnings per share	$0.43	$0.36	$0.31	$0.55

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.2 million for the three and nine months ended October 29, 2016 and 0.1 million for the three and nine months ended October 31, 2015.

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

Fiscal 2016 is the 52-week period ending January 28, 2017. Fiscal 2015 is the 52-week period ending January 30, 2016. The first nine months of fiscal 2016 was the 39-week period ended October 29, 2016.  The first nine months of fiscal 2015 was the 39-week period ended October 31, 2015.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.6	65.7	68.4	67.2
Gross profit	34.4	34.3	31.6	32.8
Selling, general and administrative expenses	26.8	26.8	29.5	28.4
Operating profit	7.6	7.5	2.1	4.4
Interest and other (expense) income, net	—	—	—	0.1
Earnings before income taxes	7.6	7.5	2.1	4.5
Provision for income taxes	2.8	2.7	0.8	1.6
Net income	4.8%	4.8%	1.3%	2.9%

Three Months (13 weeks) Ended October 29, 2016 Compared With Three Months (13 weeks) Ended October 31, 2015

Net Sales

Net sales were $221.4 million for the three months ended October 29, 2016 compared to $204.3 million for the three months ended October 31, 2015, an increase of $17.1 million or 8.4%.  The increase primarily reflected an increase in comparable sales of $8.2 million and the net addition of 35 stores (made up of 27 new stores in North America, 5 new stores in Europe, and 5 new stores in Australia partially offset by 1 store closure in North America and 1 store closure in Europe) subsequent to October 31, 2015.  By region, North America sales increased $14.7 million or 7.8% and other international (which consists of Europe and Australia) sales increased $2.4 million or 14.6% for the three months ended October 29, 2016 compared to the three months ended October 31, 2015.

Comparable sales increased 4.0% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction and a decrease in average unit retail.  Comparable sales increases in men’s clothing, accessories, and junior’s clothing were partially offset by decreases in hardgoods and footwear.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $76.2 million for the three months ended October 29, 2016 compared to $70.1 million for the three months ended October 31, 2015, an increase of $6.1 million, or 8.7%.  As a percent of net sales, gross profit increased 10 basis points for the three months ended October 29, 2016 to 34.4%.  The increase was primarily driven by a 10 basis point increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $59.3 million for the three months ended October 29, 2016 compared to $54.8 million for the three months ended October 31, 2015, an increase of $4.4 million, or 8.1%.  SG&A expenses as a percent of net sales remained flat during the three months ended October 29, 2016 at 26.8%. The decrease of 40 basis points related to the leverage of store expenses was entirely offset by an increase of 40 basis point in corporate investment.

Net Income

Net income for the three months ended October 29, 2016 was $10.7 million, or $0.43 per diluted share, compared with net income of $9.7 million, or $0.36 per diluted share, for the three months ended October 31, 2015.  Our effective income tax rate for the three months ended October 29, 2016 was 36.7% compared to 36.6% for the three months ended October 31, 2015.

Nine Months (39 weeks) Ended October 29, 2016 Compared With Nine Months (39 weeks) Ended October 31, 2015

Net Sales

Net sales were $572.6 million for the nine months ended October 29, 2016 compared to $561.7 million for the nine months ended October 31, 2015, an increase of $10.9 million or 1.9%.  The increase primarily reflected the net addition of 35 stores (made up of 27 new stores in North America, 5 new stores in Europe, and 5 new stores in Australia partially offset by 1 store closure in North America and 1 store closure in Europe) subsequent to October 31, 2015, partially offset by a decrease in comparable sales of $13.9 million.  By region, North America sales increased $9.5 million or 1.9% and other international sales increased $1.4 million or 2.9% for the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015.

Comparable sales decreased 2.5% primarily driven by a decrease in comparable transactions and a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in average unit retail partially offset by an increase in units per transaction.  Comparable sales decreases in hardgoods, footwear, junior’s clothing, and accessories were partially offset by increases in men’s clothing.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $181.0 million for the nine months ended October 29, 2016 compared to $184.4 million for the nine months ended October 31, 2015, a decrease of $3.4 million, or 1.8%.  As a percent of net sales, gross profit decreased 120 basis points for the nine months ended October 29, 2016 to 31.6%.  The decrease was primarily driven by an 80 basis point decrease due to the deleveraging of our store occupancy costs and 20 basis points due to higher outbound shipping expenses for customer orders as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $169.1 million for the nine months ended October 29, 2016 compared to $159.7 million for the nine months ended October 31, 2015, an increase of $9.4 million, or 5.9%.  SG&A expenses as a percent of net sales increased by 110 basis points for the nine months ended October 29, 2016 to 29.5%.  The increase was primarily driven by an increase of 80 basis points due to the deleveraging of our store operating expenses and 60 basis points due to the deleveraging of corporate costs, partially offset by a 30 basis points decrease related to prior year expenses associated with our acquisition of Blue Tomato, including incentive payments made as part of the transaction.

Net Income

Net income for the nine months ended October 29, 2016 was $7.7 million, or $0.31 per diluted share, compared with net income of $15.6 million, or $0.55 per diluted share, for the nine months ended October 31, 2015.  Our effective income tax rate for the nine months ended October 39, 2016 was 36.3% compared to 37.1% for the nine months ended October 31, 2015.

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

During fiscal 2016, we expect to spend approximately $21 million to $23 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 28 new stores we plan to open in fiscal 2016 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2016 will not be different from the number of stores we plan to open, or that actual fiscal 2016 capital expenditures will not differ from our expectations.

Operating Activities

Net cash provided by operating activities increased by $3.5 million to $4.0 million for the nine months ended October 29, 2016 from $0.5 million for the nine months ended October 31, 2015.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $20.5 million for the nine months ended October 29, 2016, related to $16.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $5.4 million for the acquisition of Fast Times (net of cash acquired) partially offset by $1.8 million in net sales of marketable securities.  Net cash provided by investing activities was $58.7 million for the nine months ended October 31, 2015, primarily related to $85.8 million in net sales of marketable securities partially offset by $27.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the nine months ended October 29, 2016 was $8.8 million, primarily related to $21.6 million cash paid for the repurchase of common stock partially offset by $12.0 million in net proceeds from revolving credit facilities and $0.8 million in proceeds from stock-based award exercises.  Net cash used in financing activities for the nine months ended October 31, 2015 was $75.2 million, primarily related to $77.7 million cash paid for the repurchase of common stock, partially offset by $1.4 million in proceeds from stock-based award exercises and related tax benefits and $1.1 million in net proceeds from revolving credit facilities.

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

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014.  The ABL Facility will mature on February 5, 2021.

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

There were no borrowings outstanding under the ABL Facility at October 29, 2016 or the secured revolving credit facility at January 30, 2016. We had no open commercial letters of credit outstanding under these lines of credit at October 29, 2016 and at January 30, 2016.

Additionally, we have revolving lines of credit of up to $22.4 million, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were $11.8 million borrowings outstanding at October 29, 2016 and no borrowings outstanding at January 30, 2016. We had no open commercial letters of credit outstanding under these lines of credit at October 29, 2016 and at January 30, 2016.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 29, 2016.  The following table summarizes the total amount of future payments due under our contractual obligations at October 29, 2016 (in thousands):

	Total	Fiscal 2016	Fiscal 2017 and Fiscal 2018	Fiscal 2019 and Fiscal 2020	Thereafter
Operating lease obligations (1)	$416,295	$17,668	$128,586	$106,330	$163,711
Purchase obligations (2)	153,030	153,030	—	—	—
Total	$569,325	$170,698	$128,586	$106,330	$163,711

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

Off-Balance Sheet Arrangements

At October 29, 2016, we did not have any off-balance sheet arrangements.

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

In fiscal 2011, we opened our first stores in Canada and we plan to continue to open new stores in Canada.  In fiscal 2012, we acquired Blue Tomato, which operates primarily in the European market, and we plan to continue to open new stores in Europe.  In fiscal 2016, we acquired Fast Times, which operates in the Australian market, and we plan to open new stores in Australia in the future. We may continue to expand internationally, either organically, or through additional acquisitions.  International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market.  As a result, operations in international markets may be less successful than our operations in the U.S.  Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets.  Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in international markets.  We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. We conducted the required due diligence activities for the 2015 calendar year and filed our third Form SD report with the SEC in May 2016.  Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of certain of the minerals used in the manufacture of our products, which could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations or cash flow.

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

Payments under operating leases account for a significant portion of our operating expenses and has historically been our third largest expense behind cost of sales and employee related costs.  Total rent expense, including contingent rent based on sales of some of our stores, was $56.8 million and $52.7 million for the nine months ended October 29, 2016 and October 31, 2015.  Total rent expense amounts do not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $30.7 million and $28.7 million for the nine months ended October 29, 2016 and October 31, 2015.

At October 29, 2016, we were committed to property owners for minimum lease payments of $416.3 million.  In addition to minimum lease payments, substantially all of our store leases provide for contingent rent payments based on sales of the respective stores, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  These amounts generally escalate each year.  We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and obligations.

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

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility replaced our $25.0 million secured revolving credit facility with Wells Fargo, which was entered into on July 9, 2014.  The ABL Facility will mature on February 5, 2021.

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

The outcome of litigation could have a material adverse effect on our business, and may result in substantial costs and could divert management's attention.

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

Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us.  These reports include information about our historical financial results as well as the analysts' estimates of our future performance.  The analysts' estimates are based upon their own independent opinions and can be different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  In December 2007, a securities class action litigation and associated derivative lawsuits were brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities.  These lawsuits were dismissed with prejudice in March 2009.  If our stock price is volatile, we may become involved in this type of litigation in the future.  Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

We have our excess cash primarily invested in state and local municipal securities and variable-rate demand notes.  These investments have historically been considered very safe investments with minimal default rates.  At October 29, 2016, we had $31.2 million of investments in state and local government securities and variable-rate demand notes.  These securities are not guaranteed by the U.S. government and are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our market risk profile at October 29, 2016 has not significantly changed since January 30, 2016. Our market risk profile at January 30, 2016 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 29, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended October 29, 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
July 31, 2016 - August 27, 2016	91	$16.68	91	$34,608
August 28, 2016 - October 1, 2016	45	16.72	45	33,855
October 2, 2016 - October 29, 2016 (2)	—	22.53	—	33,855
Total	136		136

(1)

In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program is expected to continue through January 28, 2017, unless the time period is extended or shortened by the Board of Directors.

(2)

Includes 190 shares that were purchased during the four weeks ended October 29, 2016 in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 29, 2016 (unaudited) and January 30, 2016; (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended October 29, 2016 and October 31, 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 29, 2016 and October 31, 2015; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 29, 2016 and October 31, 2015; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2016 and October 31, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 6, 2016	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)