Form 10-K
period 2017-01-28
Zumiez Inc
filed 2017-03-13
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 28, 2017

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 30, 2016, was $299,590,875.  At March 7, 2017, there were 24,943,341 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 31, 2017, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2017 will be the 53 week period ending February 3, 2018. Fiscal 2016 was the 52 week period ending January 28, 2017. Fiscal 2015 was the 52 week period ending January 30, 2016.  Fiscal 2014 was the 52-week period ending January 31, 2015.  Fiscal 2013 was the 52-week period ending February 1, 2014.  Fiscal 2012 was the 53-week period ending February 2, 2013.

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

At January 28, 2017, we operated 685 stores; 603 in the United States (“U.S.”), 48 in Canada, 29 in Europe and 5 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at www.zumiez.com, www.blue-tomato.com and www.fasttimes.com.au.

We acquired Snowboard Dachstein Tauern GmbH and Blue Tomato Graz Handel GmbH (collectively, “Blue Tomato”) during fiscal 2012.  Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods. We acquired Fast Times Skateboarding (“Fast Times”) during fiscal 2016. Fast Times is an Australian specialty retailer of skateboards, hardware, apparel and footwear.

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

Over our 38-year history, we have developed a corporate culture based on a passion for action sports, streetwear and other unique lifestyles.  We have increased our store count from 444 as of the end of fiscal 2011 to 685 as of the end of fiscal 2016, representing a compound annual growth rate of 9.1%; increased net sales from $555.9 million in fiscal 2011 to $836.3 million in fiscal 2016, representing a compound annual growth rate of 8.5%; and been profitable in every fiscal year of our 38-year history.

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

Growth Strategy

We intend to expand our presence as a leading specialty retailer of action sports, streetwear, and other unique lifestyles by:

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides store expansion opportunities throughout the U.S., Canada, Europe and Australia.  During the last three fiscal years, we have opened or acquired 146 new stores consisting of 33 stores in fiscal 2016, 57 stores in fiscal 2015 and 56 stores in fiscal 2014.  We have successfully opened or acquired stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts.  To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 18 new stores in fiscal 2017, including stores in our existing markets and in new markets domestically and internationally.  The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Continuing to Generate Sales Growth through Existing Channels.  We seek to maximize our comparable sales by continuing to integrate our store and on-line shopping experiences and offering our customers a broad and relevant selection of brands and products, including a unique customer experience both in store and on-line.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music, and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 7.3%, 7.2% and 6.9% of our net sales in fiscal 2016, 2015 and 2014.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2016, 2015 and 2014, our private label merchandise represented 20.2%, 21.0% and 19.9% of our net sales.

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

Stores

Store Locations. At January 28, 2017, we operated 685 stores in the following locations:

United States and Puerto Rico - 603 Stores
Alabama	4	Indiana	10	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	13	Kansas	3	New Jersey	20	South Dakota	2
Arkansas	3	Kentucky	4	New Mexico	5	Tennessee	9
California	91	Louisiana	6	New York	33	Texas	51
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	9	Maryland	11	North Carolina	13	Vermont	1
Delaware	4	Massachusetts	11	North Dakota	3	Virginia	15
Florida	34	Michigan	13	Ohio	13	Washington	25
Georgia	12	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	2	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	18	Montana	5	Puerto Rico	4

Canada - 48 Stores
Alberta	7	New Brunswick	1	Saskatoon	2
British Columbia	11	Nova Scotia	2
Manitoba	2	Ontario	23

Europe - 29 Stores
Austria	12
Germany	16
Switzerland	1

Australia - 5 Stores
Victoria	5

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2016	28	5	6	685
2015	57	—	2	658
2014	56	—	4	603

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At January 28, 2017, our stores averaged approximately 2,932 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy.  Domestically, our distribution center is located in Corona, California.  At this facility, merchandise is inspected, allocated to stores and distributed to our stores and customers.  Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise.  We utilize a localized fulfillment strategy in which we use our domestic store network to provide fulfillment services for the vast majority of customer purchases.

Internationally, we operate combined distribution and ecommerce fulfillment centers located in Graz, Austria and Melbourne, Australia respectively, that support our Blue Tomato ecommerce and store operations in Europe and our Fast Times ecommerce and store operations in Australia. We operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.

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

Competition

The teenage and young adult retail apparel, hardgoods, footwear and accessories industry is highly competitive.  We compete with other retailers for vendors, customers, suitable store locations and qualified store associates, management personnel, on-line marketing content, social media engagement and ecommerce traffic. In the softgoods market, which includes apparel, footwear and accessories, we currently compete with other teenage and young adult focused retailers.  In addition, in the softgoods market we compete with independent specialty shops, department stores, vendors that sell their products directly to the retail market, non-mall retailers and ecommerce retailers.  In the hardgoods market, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers, such as local snowboard and skate shops; large-format sporting goods stores and chains, vendors who sell their products directly to the retail market and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer.  We believe that our ability to compete favorably with many of our competitors is due to our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2016, approximately 58% of our net sales and all of our net income occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

Trademarks

The “Zumiez”, “Blue Tomato” and “Fast Times” trademarks and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the U.S. Patent and Trademark Office and with the registries of certain foreign countries.  We regard our trademarks as valuable and intend to maintain such marks and any related registrations and vigorously protect our trademarks.  We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.

Employees

At January 28, 2017, we employed approximately 2,400 full-time and approximately 4,900 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

Financial Information about Segments

See Note 16, “Segment Reporting,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information regarding our segments, product categories and certain geographical information.

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

Failure to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors could have a material adverse effect on us.

Customer tastes and fashion trends in our market are volatile and tend to change rapidly.  Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner.  If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudge the market for our products or any new product lines, including adequately anticipating the correct mix and trends of our private label merchandise, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities.  In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

We may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.

The teenage and young adult retail apparel, footwear, accessories and hardgoods industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates, management personnel, on-line marketing content, social media engagement and ecommerce traffic.  Some of our competitors are larger than we are and have substantially greater financial and marketing resources, including advanced ecommerce market capabilities.  Additionally, some of our competitors may offer more options for free and/or expedited shipping for ecommerce sales.  Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers.  Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

U.S. and global economic and political uncertainty, coupled with cyclical economic trends in retailing, could have a material adverse effect on our results of operations.

Our retail market historically has been subject to substantial cyclicality.  As the U.S. and global economic and political conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future.  When disposable income decreases or discretionary consumer spending is reduced due to a decline in consumer confidence, purchases of apparel and related products may decline.  The current uncertainty in the U.S. and global economies and political environment could have a material adverse impact on our results of operations and financial position.

In response to a decline in disposable income and consumer confidence, we believe the “value” message has become more important to consumers.  As a retailer that sells approximately 80% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers or we may be forced to rely on promotional sales to compete in our market which could have a material adverse effect on our financial position.

A decrease in consumer traffic could cause our sales to be less than expected.

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  Furthermore, we depend on generating increased traffic to our websites and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality on-line customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy depends on our ability to grow customer engagement in our current markets and expand into new markets, which could strain our resources and cause the performance of our existing business to suffer.

Our growth largely depends on our ability to optimize our customer engagement in our current trade areas and operate successfully in new geographic markets.  However, our ability to open stores in new geographic markets in the U.S. and international locations is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned or have access to desirable lease space, and any failure to successfully open and operate in new markets could have a material adverse effect on our results of operations.  We intend to continue to open new stores in future years, while remodeling a portion of our existing store base such that we have the optimum number of stores in any given trade area.  The expansion into new markets may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered in our existing markets.  In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources.  These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business.  In addition, successful execution of our growth strategy may require that we obtain additional financing, and we may not be able to obtain that financing on acceptable terms or at all.

Failure to successfully integrate any businesses that we acquire could have an adverse impact on our results of operations and financial performance.

We may, from time to time, acquire businesses, such as our acquisition of Blue Tomato, which operates primarily in the European market, and Fast Times, which operates primarily in the Australian market.  We may experience difficulties in integrating any businesses we may acquire, including their stores, websites, facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities.  If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

We plan to continue to open new stores in the Canadian, European, and Australian markets. We may continue to expand internationally in other markets, either organically, or through additional acquisitions.  International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market.  As a result, operations in international markets may be less successful than our operations in the U.S.  Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets.  Furthermore, we have limited experience with the legal and regulatory environments and market practices in new international markets and cannot guarantee that we will be able to penetrate or successfully operate in these new international markets.  We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.  Accordingly, for the reasons noted above, our plans for international expansion include risks that could have a negative impact on our results of operations.

Our sales and inventory levels fluctuate on a seasonal basis.  Accordingly, our quarterly results of operations are volatile and may fluctuate significantly.

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

Significant fluctuations and volatility in the cost of raw materials, global labor, shipping and other costs related to the production of our merchandise may have a material adverse effect on our business, results of operations and financial conditions.

Increases in the cost of raw materials, global labor costs, freight costs and other shipping costs in the production and transportation of our merchandise can result in higher costs for this merchandise.  The costs for these products are affected by weather, consumer demand, government regulation, speculation on the commodities market and other factors that are generally unpredictable and beyond our control.  Our gross profit and results of operations could be adversely affected to the extent that the selling prices of our products do not increase proportionately with the increases in the costs of raw materials.  Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit.  Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

Most of our merchandise is produced by foreign manufacturers; therefore, the availability, quality and costs of our merchandise may be negatively affected by risks associated with international trade and other international conditions.

Most of our merchandise is produced by manufacturers around the world.  Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade.  Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us.  Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations.  This includes costs to comply with regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, which may affect the sourcing and availability of raw materials used by manufacturers and subject us to increased costs associated with our products, processes or sources of our inputs.  Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures.

Fluctuations in foreign currency exchange rates could impact our financial condition and results of operations.

We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows. Upon translation, operating results may differ materially from expectations.  As we continue to expand our international operations, our exposure to exchange rate fluctuations will increase.  Tourism spending may be affected by changes in currency exchange rates, and as a result, sales at stores with higher tourism traffic may be adversely impacted by fluctuations in currency exchange rates. Further, although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and our results of operations.

Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care.

Labor is one of the primary components in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, or other employee benefits costs may adversely impact our operating expenses.  A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses.  Furthermore, inconsistent increases in state and or city minimum wage requirements limit our ability to increase prices across all markets and channels.  Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims.  There is no assurance that future health care legislation will not adversely impact our results or operations.

Our business could suffer if a manufacturer fails to use acceptable labor and environmental practices.

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor and environmental practices of our vendors and these manufacturers.  The violation of labor, safety, environmental and/or other laws and standards by any of our vendors or these manufacturers, or the divergence of the labor and environmental practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our reputation, financial condition and results of operations.  In that regard, most of the products we sell are manufactured overseas, primarily in Asia, Mexico and Central America, which may increase the risk that the labor and environmental practices followed by the manufacturers of these products may differ from those considered acceptable in the U.S.

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

If we fail to develop and maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business is dependent on developing and maintaining good relationships with a large number of vendors to provide our customers with an extensive selection of current and relevant brands.  In addition to maintaining our large number of current vendor relationships, this includes identifying, attracting and launching new vendors every year to provide a diverse and unique product assortment. We believe that we generally are able to obtain attractive pricing and terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors could have a material adverse effect on our business.

However, there can be no assurance that our current vendors or new vendors will provide us with an adequate supply or quality of products or acceptable pricing.  Our vendors could discontinue selling to us, raise the prices they charge, sell through direct channels or allow their merchandise to be discounted by other retailers.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.  In addition, certain of our vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future.  There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly.

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

Our omni-channel strategy may not have the return we anticipate, which could have an adverse effect on our results of operations.

We are executing an omni-channel strategy to enable our customers to shop wherever, whenever and however they choose to engage with us.  Our omni-channel strategy may not deliver the results we anticipate or may not adequately anticipate changing consumer trends, preferences and expectations.  We will continue to develop additional ways to execute our superior omni-channel experience and interact with our customers, which requires significant investments in IT systems and changes in operational strategy, including localization, on-line and in-store point of sale systems, order management system, and transportation management system.  If we fail to effectively integrate our store and ecommerce shopping experiences, effectively scale our IT structure or we do not realize the return on our investments that we anticipate our operating results could be adversely affected.  Our competitors are also investing in omni-channel initiatives.  If our competitors are able to be more effective in their strategy, it could have an adverse effect on our results of operations.  If we our omni-channel strategy fails to meet customer expectations related to functionality, timely delivery, or customer experience, our business and results of operations may be adversely affected. Additionally, to manage the anticipated growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

If our information systems fail to function effectively our operations could be disrupted and our financial results could be harmed.

If our information systems do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements.  Further, we may suffer loss of critical data and interruptions or delays in our operations.  Additionally, we rely on third-party service providers for certain information systems functions.  If a service provider fails to provide the data quality, communications capacity, security or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations.

If the security of our data is breached we may be subjected to adverse publicity, litigation and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. We maintain security systems, devices and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary, and personally identifiable information.  Nevertheless, if unauthorized parties gain access to our networks, systems or databases, they may be able to steal, publish, delete or modify confidential information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business.  This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation.  Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees, and engage third-parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions and financial exposure, which could adversely affect our retail operations.

If we lose key executives or are unable to attract and retain the talent required for our business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of our key executives.  If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives.  Furthermore, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and we may not be able to do so.

Our failure to meet our staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees who understand and appreciate our culture and brand and are able to adequately represent this culture.  Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas and the employee turnover rate in the retail industry is high. Our business depends on the ability to hire and retain qualified technical and support roles for procurement, distribution, e-commerce and back office functions. Competition for qualified employees in these areas could require us to pay higher wages to attract a sufficient number of suitable employees.

If we are unable to hire and retain store managers and store associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our ability to open new stores may be impaired and the performance of our existing and new stores could be materially adversely affected.  We are also dependent upon temporary personnel to adequately staff our operations particularly during busy periods such as the back-to-school and winter holiday seasons.  There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of temporary personnel. If we are unable to hire qualified temporary personnel, our results of operations could be adversely impacted.

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

A decline in cash flows from operations could have a material adverse effect on our business and growth plans.

We depend on cash flow from operations to fund our current operations and our growth strategy, including the payment of our operating leases, wages, store operation costs and other cash needs.  If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facility or from other sources, we may not be able to pay our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could have a material adverse effect on our business.

The terms of our asset-based revolving credit agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business.  Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.

We maintain an asset-based revolving credit agreement with Wells Fargo Bank, N.A., which provides for a senior secured revolving credit facility (“ABL Facility”) of up to $100 million. The ABL Facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to at least 10% of the loan cap must be maintained under the ABL Facility. The ABL Facility does not otherwise contain financial maintenance covenants. These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Domestically, we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores.  Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. We operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. We operate a distribution and fulfillment center located in Melbourne, Australia to distribute our merchandise to our Australian stores. Additionally, we are headquartered in Lynnwood, Washington.  As a result, a natural disaster or other catastrophic event that affects one of the regions where we operate these centers or our home office could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

The effects of war, acts of terrorism, threat of terrorism, or other types of mall violence, could adversely affect our business.

Most of our stores are located in shopping malls.  Any threat of terrorist attacks or actual terrorist events, or other types of mall violence, such as shootings in malls, particularly in public areas, could lead to lower consumer traffic in shopping malls.  In addition, local authorities or mall management could close shopping malls in response to security concerns.  Mall closures, as well as lower consumer traffic due to security concerns, could result in decreased sales.  Additionally, the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales.  Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

We believe that our trademarks and domain names are valuable assets that are critical to our success.  The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the Zumiez, Blue Tomato, or Fast Times brands, our store concepts, our private label brands or our goodwill and cause a decline in our net sales.  Although we have secured or are in the process of securing protection for our trademarks and domain names in a number of countries outside of the U.S., there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks.  Also, the efforts we have taken to protect our trademarks may not be sufficient or effective.  Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the U.S., which also could adversely affect our business.  We are also subject to the risk that we may infringe on the intellectual property rights of third parties.  Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees.  As a result, any such claim could have a material adverse effect on our operating results.

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

Our failure to comply with federal, state, local or foreign laws and regulations, or changes in these laws and regulations, could have an adverse impact on our results of operations and financial performance.

Our business is subject to a wide array of laws and regulations including those related to employment, trade, consumer protection, transportation, occupancy laws, health care, wage laws, employee health and safety, taxes, privacy, health information privacy, identify theft, customs, truth-in-advertising, securities laws, unsolicited commercial communication and environmental issues.  Our policies, procedures and internal controls are designed to comply with foreign and domestic laws and regulations, such as those required by the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. Although we have policies and procedures aimed at ensuring legal and regulatory compliance, our employees or vendors could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, results of operations, financial condition and cash flows. Furthermore, changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation, particularly in the U.S. and Europe, could adversely affect our results of operations or financial condition.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results.

We are subject to income taxes in many domestic and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. There can be no assurance as to the outcome of these audits which may have an adverse effect to our business. In addition, our effective tax rate may be materially impacted by changes in tax rates and duties, the mix and level of earnings or losses by taxing jurisdictions, or by changes to existing accounting rules or regulations. Changes to foreign or domestic tax laws could have a material impact on our financial condition, results of operations or cash flows.

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

A controlling shareholder would have significant influence over, and may have the ability to control, matters requiring approval by our shareholders, including the election of directors and approval of mergers, consolidations, sales of assets, recapitalizations and amendments to our articles of incorporation.  Furthermore, a controlling shareholder may take actions with which other shareholders do not agree, including actions that delay, defer or prevent a change of control of the company and that could cause the price that investors are willing to pay for the company’s stock to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our stores are occupied under operating leases and encompassed approximately 2.0 million total square feet at January 28, 2017.

We own approximately 356,000 square feet of land in Lynnwood, Washington, and completed construction of a 63,071 square foot home office in fiscal 2012.  Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office.  This lease is set to expire in 2027.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease a 95,508 square feet combined distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  This lease is set to expire in 2019.  We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada.  This lease is set to expire in 2018.  We lease a 2,852 square feet distribution and ecommerce fulfillment center in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.  This lease is set to expire in 2018.

Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for additional information related to legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 28, 2017, there were 24,944,782 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2016	High	Low
First Fiscal Quarter (January 31, 2016—April 30, 2016)	$22.14	$16.33
Second Fiscal Quarter (May 1, 2016—July 30, 2016)	$17.12	$13.50
Third Fiscal Quarter (July 31, 2016—October 29, 2016)	$23.07	$14.42
Fourth Fiscal Quarter (October 30, 2016—January 28, 2017)	$26.55	$18.20

Fiscal 2015	High	Low
First Fiscal Quarter (February 1, 2015—May 2, 2015)	$40.64	$30.89
Second Fiscal Quarter (May 3, 2015—August 1, 2015)	$32.29	$23.51
Third Fiscal Quarter (August 2, 2015—October 31, 2015)	$26.32	$13.75
Fourth Fiscal Quarter (November 1, 2015—January 30, 2016)	$18.49	$11.53

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 28, 2012 and ending on January 28, 2017.  The comparison assumes $100 was invested on January 28, 2012 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/28/12	2/2/13	2/1/14	1/31/15	1/30/16	1/28/17

Zumiez	100.00	74.51	75.96	131.63	63.93	66.54
NASDAQ Composite	100.00	113.29	151.56	172.90	172.62	211.07
NASDAQ Retail Trade	100.00	123.01	155.03	174.00	205.56	247.71

Holders of the Company’s Capital Stock

We had 465 shareholders of record as of February 27, 2017.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was expired as of January 28, 2017. There were no issuer purchases of our common stock during the thirteen weeks ended January 28, 2017.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2016	Fiscal 2015 (1)	Fiscal 2014 (2)	Fiscal 2013 (3)	Fiscal 2012 (4)
Statement of Operations Data (in thousands, except per share data):
Net sales	$836,268	$804,183	$811,551	$724,337	$669,393
Cost of goods sold	561,266	535,559	524,468	462,577	428,109
Gross profit	275,002	268,624	287,083	261,760	241,284
Selling, general and administrative expenses	235,259	222,459	215,512	188,918	172,742
Operating profit	39,743	46,165	71,571	72,842	68,542
Interest income, net	32	529	637	711	1,410
Other income (expense), net	449	(833)	(557)	(1,589)	327
Earnings before income taxes	40,224	45,861	71,651	71,964	70,279
Provision for income taxes	14,320	17,076	28,459	26,016	28,115
Net income	$25,904	$28,785	$43,192	$45,948	$42,164
Earnings per share:
Basic	$1.05	$1.05	$1.50	$1.54	$1.37
Diluted	$1.04	$1.04	$1.47	$1.52	$1.35
Weighted average shares outstanding:
Basic	24,727	27,497	28,871	29,810	30,742
Diluted	24,908	27,673	29,288	30,206	31,273

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$78,826	$75,554	$154,644	$117,155	$103,172
Working capital	137,766	129,755	191,351	168,472	146,115
Total assets	426,683	414,695	493,705	443,403	409,098
Total long-term liabilities	46,035	48,596	52,734	46,375	48,478
Total shareholders’ equity	307,051	296,957	359,524	335,654	303,421

Other Financial Data (in thousands, except gross margin and operating margin):
Gross profit	32.9%	33.4%	35.4%	36.1%	36.0%
Operating margin	4.8%	5.7%	8.8%	10.1%	10.2%
Capital expenditures	$20,400	$34,834	$35,758	$35,969	$41,070
Depreciation, amortization and accretion	$27,916	$30,410	$29,167	$26,596	$22,957

Company Data:
Number of stores open at end of period	685	658	603	551	498
Comparable sales (decrease) increase (5)	(0.2%)	(5.3%)	4.6%	(0.3%)	5.0%
Net sales per store (6) (in thousands)	$1,235	$1,256	$1,390	$1,366	$1,403
Total store square footage (7) (in thousands)	2,009	1,935	1,770	1,624	1,480
Average square footage per store (8)	2,932	2,941	2,936	2,947	2,961
Net sales per square foot (9)	$420	$427	$473	$462	$475

(1)

Included in the results for fiscal 2015 is $1.2 million for the exit costs associated with the closure of our Kansas fulfillment center, $0.6 million for the expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato and an expense of $0.9 million of amortization of intangible assets.

(2)

Included in the results for fiscal 2014 is $6.4 million for the expense associated with the future incentive payments in conjunction with our acquisition of Blue Tomato and an expense of $2.3 million of amortization of intangible assets.

(3)

Included in the results for fiscal 2013 are the following charges: a) a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis, b) a benefit of $2.6 million for the reversal of the previously recorded expense associated with the future incentive payments in conjunction with our acquisition of Blue Tomato, c) an expense of $2.3 million for the amortization of intangible assets, d) an expense of $1.3 million for a litigation settlement and e) a benefit of $0.4 million for the release of a valuation allowance to net operating losses in foreign subsidiaries.

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

Fiscal 2016—A Review of This Past Year

In fiscal 2016 teen retail in general faced a continuing challenging sales environment with many mall-based teen retailers experiencing declining sales and store closures.  Following a fourth quarter 2015 comparable sales decrease of 9.5%, Zumiez comparable sales remained negative through the first half of fiscal 2016. By the third quarter of fiscal 2016, driven by the strength of several new brands, Zumiez comparable sales turned positive and remained positive through the balance of the year.  The full year comparable sales for fiscal 2016 decreased 0.2%.  Operating margins and earnings declined from the prior year due primarily to deleveraging of fixed costs on slightly negative comparable sales.  We continued to make investments in our North America store footprint focused on expanding in the United States and Canada by adding 22 new stores during fiscal 2016.  We also added 6 new stores to our Blue Tomato operations in Europe and added 5 stores through the acquisition of Fast Times in Australia.

As a leading lifestyle retailer we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience our sales associates provide. We also believe that investments made in our omni-channel platform focused on creating a seamless shopping experience for our customer between the physical and digital channels is critical for our long-term financial performance.  Fiscal 2016 represented the first year of localized fulfillment of our on-line orders which drove significant improvements in speed of delivery to our customers. In store fulfillment is a key part of our omni-channel strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, and providing additional selling opportunities.

The following table shows net sales, operating profit, operating margin, and diluted earnings per share for fiscal 2016 compared to fiscal 2015. The fiscal 2015 results include $1.5 million of charges associated with the acquisition of Blue Tomato made up of $0.6 million for incentive payments related to the transaction and $0.9 million for the amortization of intangible assets and $1.2 million associated with exit charges related to our Kansas fulfillment center.

	Fiscal 2016	Fiscal 2015	% Change
Net sales (in thousands)	$836,268	$804,183	4%
Operating profit (in thousands)	$39,743	$46,165	-14%
Operating margin	4.8%	5.7%
Diluted earnings per share	$1.04	$1.04	0%

The increase in net sales was primarily driven by the net addition of 27 stores (33 new stores offset by 6 store closures), offset by a 0.2% comparable sales decrease. The decrease in comparable sales was driven by a decrease in dollars per transaction, partially offset by an increase in transactions. Dollars per transaction decreased due to a decrease in units per transaction and a decrease in average unit retail.  Operating margin was down in fiscal 2016 compared to fiscal 2015 primarily as a result of deleveraging operating costs partially offset by a decline in unique charges as discussed above.

Fiscal 2017—A Look At the Upcoming Year

Entering 2017 we remain cautious with our expectations. Our focus will be on continued execution of our core strategies as well as strategic investments centered on long-term quality growth. These investments will be largely focused on the roll-out of our new Customer Engagement Suite, continued store growth and continued investments in our people.  As we are closer to our targeted number of stores in North America, we expect that store growth in fiscal 2017 will be less than in fiscal 2016 with an estimated 18 stores opening during the fiscal year compared with 28 stores opened and 5 stores acquired in fiscal 2016.  In 2017 we will invest in the roll-out of our Customer Engagement Suite focused on integrating our on-line and in-store point of sale (POS) systems, order management system (OMS), and transportation management system (TMS) improving our efficiency and further enhancing our omni-channel capabilities.

In fiscal 2017, we expect our cost structure will grow at a higher rate than 2016, primarily tied to the investments outlined above and required statutory wage increases. We anticipate inventory levels per square foot will grow at fiscal year-end primarily due to timing related to the addition of the 53rd week.  Excluding any possible share buy-backs, we expect cash, short-term investments and working capital to increase, and do not anticipate any new long-term borrowings during the year.  Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

General

Net sales constitute gross sales, net of actual and estimated returns and deductions for promotions, and shipping revenue.  Net sales include our store sales and our ecommerce sales.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.1%	66.6%	64.6%
Gross profit	32.9%	33.4%	35.4%
Selling, general and administrative expenses	28.1%	27.7%	26.6%
Operating profit	4.8%	5.7%	8.8%
Interest and other income (expenses), net	0.0%	0.0%	0.0%
Earnings before income taxes	4.8%	5.7%	8.8%
Provision for income taxes	1.7%	2.1%	3.5%
Net income	3.1%	3.6%	5.3%

Fiscal 2016 Results Compared With Fiscal 2015

Net Sales

Net sales were $836.3 million for fiscal 2016 compared to $804.2 million for fiscal 2015, an increase of $32.1 million or 4.0%.  The increase reflected a $34.5 million increase due to the net addition of 27 stores (made up of 22 new stores in North America, 6 new stores in Europe, and 5 stores acquired in Australia offset by 6 store closures), partially offset by decrease of $1.6 million of comparable sales in fiscal 2016.  By region, North America sales increased $25.7 million or 3.5% and other international sales increased $6.4 million or 8.5% during fiscal 2016 compared to fiscal 2015.

The 0.2% decrease in comparable sales was primarily driven by a decrease in dollars per transaction partially offset by an increase in comparable transactions.  Dollars per transaction decreased due to a decrease in units per transaction and average unit retail.  Comparable sales decreases in hardware, footwear, junior’s apparel, and accessories were partially offset by a comparable sales increase in men’s apparel.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $275.0 million for fiscal 2016 compared to $268.6 million for fiscal 2015, an increase of $6.4 million, or 2.4%.  As a percentage of net sales, gross profit decreased 50 basis points in fiscal 2016 to 32.9%.  The decrease was primarily driven by a 40 basis point impact due to deleveraging of our store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $235.3 million for fiscal 2016 compared to $222.5 million for fiscal 2015, an increase of $12.8 million, or 5.8%.  SG&A expenses as a percent of net sales increased by 40 basis points in fiscal 2016 to 28.1%.  The increase was primarily driven by 30 basis points from the deleveraging of store costs primarily related to wages and 30 basis point increase in corporate costs primarily related to wages partially offset by 20 basis point decrease in impairment of long-lived assets compared to fiscal 2015.

Net Income

Net income for fiscal 2016 was $25.9 million, or $1.04 per diluted share, compared with net income of $28.8 million, or $1.04 per diluted share, for fiscal 2015.  Our effective income tax rate for fiscal 2016 was 35.6% compared to 37.2% for fiscal 2015.  The decrease in the effective tax rate for fiscal 2016 compared to fiscal 2015 was primarily due to the tax impact of our foreign operations.

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

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$172,970	$178,272	$221,391	$263,635
Gross profit	$49,958	$54,844	$76,178	$94,022
Operating profit	$(3,941)	$(1,136)	$16,913	$27,907
Net income	$(2,137)	$(838)	$10,695	$18,184
Basic earnings per share	$(0.08)	$(0.03)	$0.44	$0.74
Diluted earnings per share	$(0.08)	$(0.03)	$0.43	$0.74
Number of stores open at the end of the period	663	673	688	685
Comparable sales increase (decrease)	-7.5%	-4.9%	4.0%	5.1%

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$177,610	$179,819	$204,320	$242,434
Gross profit	$56,535	$57,773	$70,059	$84,257
Operating profit	$4,126	$5,312	$15,224	$21,503
Net income	$2,770	$3,213	$9,653	$13,149
Basic earnings per share	$0.10	$0.11	$0.36	$0.50
Diluted earnings per share	$0.09	$0.11	$0.36	$0.50
Number of stores open at the end of the period	616	640	653	658
Comparable sales increase (decrease)	3.0%	-4.5%	-7.3%	-9.5%

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, inventory purchases and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements.  Additionally, we may use cash for the repurchase of our common stock. Refer to Note 11, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for further discussion of the repurchase plan.  Historically, our main source of liquidity has been cash flows from operations.

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

At January 28, 2017 and January 30, 2016, cash, cash equivalents and current marketable securities were $78.8 million and $75.6 million.  Working capital, the excess of current assets over current liabilities, was $137.8 million at the end of fiscal 2016, an increase of 6.2% from $129.8 million at the end of fiscal 2015.  The increase in cash, cash equivalents and current marketable securities in fiscal 2016 was due primarily to cash provided by operating activities of $48.5 million, partially offset by $21.6 million repurchase of common stock and $20.4 million of capital expenditures primarily related to the opening of 28 new stores in fiscal 2016 and 14 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total cash provided by (used in)
Operating activities	$48,455	$48,607	$89,937
Investing activities	(51,515)	64,730	(73,873)
Financing activities	(20,074)	(90,758)	(13,933)
Effect of exchange rate changes on cash and cash equivalents	218	(278)	(903)
Increase in cash and cash equivalents	$(22,916)	$22,301	$1,228

Operating Activities

Net cash provided by operating activities decreased by $0.1 million in fiscal 2016 to $48.5 million from $48.6 million in fiscal 2015. Net cash provided by operating activities decreased by $41.3 million in fiscal 2015 to $48.6 million from $89.9 million in fiscal 2014. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $51.5 million in fiscal 2016 related to $25.7 million in net purchases of marketable securities, $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $5.4 million for the acquisition of Fast Times (net of cash acquired).  Net cash provided by investing activities was $64.7 million in fiscal 2015 related to $99.6 million in net sales of marketable securities partially offset by $34.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $73.9 million in fiscal 2014 related to $35.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $38.1 million in net purchases of marketable securities.

Financing Activities

Net cash used in financing activities in fiscal 2016 was $20.1 million, related to $21.6 million cash paid for repurchase of common stock, partially offset by $0.9 million in proceeds from stock-based compensation exercises and related tax benefits and $0.6 million of net proceeds on revolving credit facilities. Net cash used in financing activities in fiscal 2015 was $90.8 million, related to $92.2 million cash paid for repurchase of common stock, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $1.6 million. Net cash used in financing activities in fiscal 2014 was $13.9 million, related to $19.6 million cash paid for repurchase of common stock and $2.1 million of net payments on revolving credit facilities, and other liabilities, partially offset by proceeds from stock-based compensation exercises and related tax benefits of $7.7 million.

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

As of January 28, 2017, we maintained an asset-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility will mature on February 5, 2021. The ABL Facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the Company.  Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.  There were no borrowings outstanding under the ABL Facility at January 28, 2017 or the replaced secured revolving credit facility at January 30, 2016.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 28, 2017 and January 30, 2016.

Additionally, we have revolving lines of credit of up to $21.9 million, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bears interest at 1.63%.  There were no borrowings or open commercial letters of credit outstanding under these revolving lines of credit at January 28, 2017 and January 30, 2016.

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

During fiscal 2016, we spent $20.4 million on capital expenditures, which consisted of $16.1 million of costs related to investment in 28 new stores and 14 remodeled or relocated stores, $2.3 million associated with improvements to our websites and the Customer Engagement Suite and $2.0 million in other improvements.

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

In fiscal 2017, we expect to spend approximately $24 million to $26 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 18 new stores we plan to open in fiscal 2017 and remodels or relocations of existing stores and improvements to our websites and the Customer Engagement Suite There can be no assurance that the number of stores that we actually open in fiscal 2017 will not be different from the number of stores we plan to open, or that actual fiscal 2017 capital expenditures will not differ from this expected amount.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

A 10% decrease in the sales price of our inventory at January 28, 2017 would have decreased net income by $0.1 million in fiscal 2016.

A 10% increase in actual physical inventory shrinkage rate at January 28, 2017 would have decreased net income by $0.3 million in fiscal 2016.

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

Events that may result in an impairment include the decision to close a store or facility or a significant decrease in the operating performance of a long-lived asset group. Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, and long-term macro-economic and industry factors are qualitatively considered. Additionally management seeks input from store operations related to local economic conditions, including the impact of closures of selected co-tenants who occupy the mall.

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

Revenue is not recorded on the sale of gift cards. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding future sales returns and the amount and timing of gift cards projected to be redeemed by gift card recipients. Our estimate of the amount and timing of sales returns and gift cards to be redeemed is based primarily on historical experience.

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

A 10% increase in our sales return reserve at January 28, 2017 would have decreased net income by $0.1 million in fiscal 2016.

A 10% increase in our unredeemed gift card breakage life at January 28, 2017 would have decreased net income by $0.5 million in fiscal 2016.

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

Goodwill and Indefinite-lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment arise. We perform this analysis at the reporting unit level.

We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If we choose not to perform the qualitative test or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the perspective of a market-participant. If the fair value of the reporting unit is lower than the carrying value, then a second step is performed to quantify the amount of the impairment.

We test our indefinite-lived intangible assets by comparing the carry value to the estimated fair value. An impairment loss is recorded for the amount in which the carrying value exceeds the estimated fair value.

The goodwill and indefinite-lived intangible assets impairment tests require management to make assumptions and judgments.

Our quantitative goodwill analysis of fair value is determined using a combination of the income and market approaches. Key assumptions in the income approach include estimating future cash flows, long-term growth rates and weighted average cost of capital. Our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, operating performance and our business strategies. Key assumptions in the market approach include identifying companies and transactions with comparable business factors, such as earnings growth, profitability, business and financial risk.

The fair value of the trade names and trademarks is determined using the relief from royalty method, which requires assumptions including forecasting future sales, discount rates and royalty rates.

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded.  As of October 30, 2016, the most recent impairment assessment date, the estimated fair value of our Blue Tomato reporting unit, which had $40.3 million of goodwill, exceeded the carrying value by 20%.  The remaining reporting units had a fair value substantially in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2016.  The following table summarizes the total amount of future payments due under our contractual obligations at January 28, 2017 (in thousands):

			Fiscal 2018 and	Fiscal 2020 and
	Total	Fiscal 2017	Fiscal 2019	Fiscal 2021	Thereafter
Operating lease obligations (1)	$411,733	$67,790	$119,781	$100,045	$124,117
Purchase obligations (2)	168,841	168,841	—	—	—
Total	$580,574	$236,631	$119,781	$100,045	$124,117

(1)

Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.  See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.

(2)

We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At January 28, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Impact of Inflation/Deflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years.  However, substantial increases in costs, including the price of raw materials, labor, energy and other inputs used in the production of our merchandise or the potential change in regulatory environment, could have a significant impact on our business and the industry in the future.  Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and operating results.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2016, our net income would have decreased by $0.1 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit lines.  To the extent we borrow under this revolving credit lines, we are exposed to the market risk related to changes in interest rates.  At January 28, 2017, we had no borrowings outstanding under our revolving lines of credit.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates, fiscal 2016 net sales would have decreased or increased by approximately $12.5 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 28, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2017.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zumiez Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zumiez Inc. as of January 28, 2017 and January 30, 2016, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017, and our report dated March 13, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2017

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 28, 2017 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2016 and 2015” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules:

All financial statement schedules are omitted because the required information is presented either in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits included or incorporated herein:

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Zumiez Inc.

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zumiez Inc. as of January 28, 2017 and January 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zumiez Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2017

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2017	January 30, 2016
Assets
Current assets
Cash and cash equivalents	$20,247	$43,163
Marketable securities	58,579	32,391
Receivables	12,538	12,840
Inventories	106,924	98,299
Prepaid expenses and other current assets	13,075	12,204
Total current assets	211,363	198,897
Fixed assets, net	129,651	137,233
Goodwill	56,001	54,245
Intangible assets, net	14,610	11,766
Deferred tax assets, net	7,041	4,634
Other long-term assets	8,017	7,920
Total long-term assets	215,320	215,798
Total assets	$426,683	$414,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$25,529	$21,919
Accrued payroll and payroll taxes	14,914	12,466
Income taxes payable	1,866	4,066
Deferred rent and tenant allowances	8,344	8,116
Other liabilities	22,944	22,575
Total current liabilities	73,597	69,142
Long-term deferred rent and tenant allowances	41,066	43,779
Other long-term liabilities	4,969	4,817
Total long-term liabilities	46,035	48,596
Total liabilities	119,632	117,738
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 24,945 shares issued and outstanding at January 28, 2017 and 25,708 shares issued and outstanding at January 30, 2016	140,984	135,013
Accumulated other comprehensive loss	(16,488)	(15,247)
Retained earnings	182,555	177,191
Total shareholders’ equity	307,051	296,957
Total liabilities and shareholders’ equity	$426,683	$414,695

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net sales	$836,268	$804,183	$811,551
Cost of goods sold	561,266	535,559	524,468
Gross profit	275,002	268,624	287,083
Selling, general and administrative expenses	235,259	222,459	215,512
Operating profit	39,743	46,165	71,571
Interest income, net	32	529	637
Other income (expense), net	449	(833)	(557)
Earnings before income taxes	40,224	45,861	71,651
Provision for income taxes	14,320	17,076	28,459
Net income	$25,904	$28,785	$43,192
Basic earnings per share	$1.05	$1.05	$1.50
Diluted earnings per share	$1.04	$1.04	$1.47
Weighted average shares used in computation of earnings per share:
Basic	24,727	27,497	28,871
Diluted	24,908	27,673	29,288

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$25,904	$28,785	$43,192
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(1,338)	(3,931)	(15,995)
Net change in unrealized gain (loss) on available-for-sale investments	97	(38)	7
Other comprehensive loss, net	(1,241)	(3,969)	(15,988)
Comprehensive income	$24,663	$24,816	$27,204

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 1, 2014	29,619	$114,983	$4,710	$215,961	$335,654
Net income	—	—	—	43,192	43,192
Other comprehensive loss, net	—	—	(15,988)	—	(15,988)
Issuance and exercise of stock-based awards, including net tax benefit of $1,355	557	6,591	—	—	6,591
Stock-based compensation expense	—	7,520	—	—	7,520
Repurchase of common stock	(758)	—	—	(17,445)	(17,445)
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	28,785	28,785
Other comprehensive loss, net	—	—	(3,969)	—	(3,969)
Issuance and exercise of stock-based awards, including net tax benefit of $714	255	923	—	—	923
Stock-based compensation expense	—	4,996	—	—	4,996
Repurchase of common stock	(3,965)	—	—	(93,302)	(93,302)
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net income	—	—	—	25,904	25,904
Other comprehensive loss, net	—	—	(1,241)	—	(1,241)
Issuance and exercise of stock-based awards, including net tax loss of $887	432	1,393	—	—	1,393
Stock-based compensation expense	—	4,578	—	—	4,578
Repurchase of common stock	(1,195)	—	—	(20,540)	(20,540)
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$25,904	$28,785	$43,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	27,916	30,410	29,167
Deferred taxes	(2,555)	(2,698)	(610)
Stock-based compensation expense	4,578	4,996	7,520
Excess tax benefit from stock-based compensation	(3)	(714)	(1,355)
Other	1,564	4,009	1,109
Changes in operating assets and liabilities:
Receivables	413	(1,184)	(2,990)
Inventories	(7,984)	(5,953)	(10,850)
Prepaid expenses and other current assets	(1,793)	(133)	(4,702)
Trade accounts payable	3,261	(9,103)	14,744
Accrued payroll and payroll taxes	2,313	(483)	2,718
Income taxes payable	(3,713)	1	(23)
Deferred rent and tenant allowances	(2,673)	2,613	5,937
Other liabilities	1,227	(1,939)	6,080
Net cash provided by operating activities	48,455	48,607	89,937
Cash flows from investing activities:
Additions to fixed assets	(20,400)	(34,834)	(35,758)
Acquisitions, net of cash acquired	(5,395)	-	-
Purchases of marketable securities and other investments	(86,826)	(59,286)	(125,971)
Sales and maturities of marketable securities and other investments	61,106	158,850	87,856
Net cash (used in) provided by investing activities	(51,515)	64,730	(73,873)
Cash flows from financing activities:
Proceeds from revolving credit facilities	23,079	43,173	6,943
Payments on revolving credit facilities	(22,429)	(43,255)	(9,009)
Repurchase of common stock	(21,607)	(92,235)	(19,557)
Proceeds from exercise of stock-based awards, net of withholding tax	880	845	6,335
Excess tax benefit from stock-based compensation	3	714	1,355
Net cash used in financing activities	(20,074)	(90,758)	(13,933)
Effect of exchange rate changes on cash and cash equivalents	218	(278)	(903)
Net (decrease) increase in cash and cash equivalents	(22,916)	22,301	1,228
Cash and cash equivalents, beginning of period	43,163	20,862	19,634
Cash and cash equivalents, end of period	$20,247	$43,163	$20,862
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$20,462	$19,630	$28,770
Accrual for purchases of fixed assets	1,191	1,166	2,372
Accrual for repurchase of common stock	—	1,067	—

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At January 28, 2017, we operated 685 stores; 603 in the United States (“U.S.”), 48 in Canada, 29 in Europe and 5 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at www.zumiez.com, www.blue-tomato.com and www.fasttimes.com.au.

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 were 52-week periods.

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

Fair Value of Financial Instruments—We disclose the estimated fair value of our financial instruments.  Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  Our financial instruments, other than those presented in Note 10, “Fair Value Measurements,” include cash and cash equivalents, receivables, payables and other liabilities.  The carrying amounts of cash and cash equivalents, receivables, payables and other liabilities approximate fair value because of the short-term nature of these instruments. Our policy is to present transfers into and transfers out of hierarchy levels as of the actual date of the event or change in circumstances that caused the transfer.

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

Inventories—Merchandise inventories are valued at the lower of cost or fair market value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods.  The inventory reserve includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses for the period.  We have reserved for inventory at January 28, 2017 and January 30, 2016 in the amounts of $4.8 million and $4.7 million.

Fixed Assets—Fixed assets primarily consist of leasehold improvements, fixtures, land, buildings, computer equipment, software and store equipment.  Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.  The useful lives of our major classes of fixed assets are as follows:

Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures	3 to 7 years
Buildings, land and building and land improvements	15 to 39 years
Computer equipment, software, store equipment & other	3 to 5 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from fixed assets and the related gain or loss is recorded in selling, general and administrative expenses on the consolidated statements of income.

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 28, 2017 and January 30, 2016 is $2.7 million and $2.6 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the assets or asset group to the carrying values.  The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, and long-term macro-economic and industry factors are qualitatively considered.  Additionally management seeks input from store operations related to local economic conditions. Impairment charges are included in selling, general and administrative expenses on the consolidated statements of income.

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

We have an option to test goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If we choose not to perform the qualitative test or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the perspective of a market-participant. If the fair value of the reporting unit is lower than the carrying value, then a second step is performed to quantify the amount of the impairment.  The second step includes estimating the fair value of the reporting unit by taking the net assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

We generally determine the fair value of each of our reporting units based on a combination of the income approach and the market valuation approaches.  Key assumptions in the income approach include estimating future cash flows, long-term growth rates and weighted average cost of capital. Our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, operating performance and our business strategies. Key assumptions in the market approaches include identifying companies and transactions with comparable business factors, such as earnings growth, profitability, business and financial risk.

Intangible Assets—Our intangible assets consist of trade names and trademarks with indefinite lives and certain definite-lived intangible assets.  We test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators of impairment are present.  We test our indefinite-lived assets by estimating the fair value of the asset and comparing that to the carrying value, an impairment loss is recorded for the amount that carrying value exceeds the estimated fair value.  The fair value of the trade names and trademarks is determined using the relief from royalty method.  This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The assumptions used in this method requires management judgment and estimates in forecasting future revenue growth, discount rates, and royalty rates.

Definite-lived intangible assets, which consist of developed technology, customer relationships and non-complete agreements, are amortized using the straight-line method over their estimated useful lives.  Additionally, we test the definite-lived intangible assets when facts and circumstances indicate that the carrying values may not be recoverable.  We first assess the recoverability of our definite-lived intangible assets by comparing the undiscounted cash flows of the definite-lived asset less its carrying value.  If the undiscounted cash flows are less than the carrying value, we then determine the estimated fair value of our definite-lived asset by taking the estimated future operating cash flows derived from the operation to which the asset relates over its remaining useful life, using a discounted cash flow analysis and comparing it to the carrying value.  Any impairment would be measured as the difference between the carrying amount and the estimated fair value.  Changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized upon delivery to the customer.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at January 28, 2017 was $2.2 million and at January 30, 2016 was $2.0 million.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption patterns.  For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, we recorded net sales related to gift card breakage income of $1.1 million, $0.9 million and $0.9 million.

Loyalty Program—We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a reduction of net sales based on the fair value of the points at the time the points are earned and the revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as marketing expense based on the estimated cost of the points. The deferred revenue related to our customer loyalty program was $4.3 million at January 28, 2017 and $3.1 million at January 30, 2016.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $10.0 million, $9.5 million and $9.4 million for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

Stock-Based Compensation—We account for stock-based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures.  Stock-based compensation expense is attributed using the straight-line method.  We estimate forfeitures of stock-based awards based on historical experience and expected future activity.  The fair value of restricted stock awards and units is measured based on the closing price of our common stock on the date of grant.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.

Common Stock Share Repurchases—We may repurchase shares of our common stock under authorizations made from time to time by our Board of Directors.  Under applicable Washington State law, shares repurchased are retired and not presented separately as treasury stock on the consolidated financial statements.  Instead, the value of repurchased shares is deducted from retained earnings.

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not to be realized.

We regularly evaluate the likelihood of realizing the benefit of income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized.  Interest and penalties related to income tax matters are classified as a component of income tax expense.  Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.

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

Foreign Currency Translation—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date.  Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive loss on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows.  The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting.  The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We will adopt this standard beginning in the first quarter of fiscal 2017. We will continue to account for forfeitures on an estimated basis. The impact of this standard on our consolidated financial statements in future periods is dependent on our stock price at the time the awards vest and the number of awards that vest during a reporting period.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are continuing to evaluate the impact of this standard. We expect this standard to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We do not expect this standard to have a material impact on our consolidated financial statements.

In May 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We adopted this guidance for the year ended January 28, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016.  In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are continuing to evaluate the impact of this standard but we do not expect the adoption of this standard to have a material impact on our consolidated financial statements. We are continuing to evaluate the method of adoption we will when transitioning to this new standard.

3. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 31, 2015	$55,852
Effects of foreign currency translation	(1,607)
Balance as of January 30, 2016	54,245
Goodwill acquired	2,568
Effects of foreign currency translation	(812)
Balance as of January 28, 2017	$56,001

There was no impairment of goodwill for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,402	$—	$14,402
Intangible assets subject to amortization:
Developed technology	3,205	3,205	—
Customer relationships	2,375	2,375	—
Non-compete agreements	227	19	208
Total intangible assets	$20,209	$5,599	$14,610

	January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$11,766	$—	$11,766
Intangible assets subject to amortization:
Developed technology	3,267	3,267	—
Customer relationships	2,422	2,422	—
Total intangible assets	$17,455	$5,689	$11,766

There was no impairment of intangible assets for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

Amortization expense of intangible assets for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 was less than $0.1 million, $0.9 million and $2.3 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,190	$—	$—	$19,190
Money market funds	657	—	—	657
State and local government securities	400	—	—	400
Total cash and cash equivalents	20,247	—	—	20,247
Marketable securities:
State and local government securities	19,151	8	(30)	19,129
Variable-rate demand notes	39,450	—	—	39,450
Total marketable securities	$58,601	$8	$(30)	$58,579

	January 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$33,608	$—	$—	$33,608
Money market funds	9,555	—	—	9,555
Total cash and cash equivalents	43,163	—	—	43,163
Marketable securities:
State and local government securities	32,754	8	(187)	32,575
Variable-rate demand notes	644	—	—	644
Total marketable securities	$33,398	$8	$(187)	$33,219
Less: Long-term marketable securities (1)				(828)
Total current marketable securities				$32,391

(1)	At January 30, 2016, we held one auction rate security, classified as available-for-sale marketable securities and included in other long-term assets on the consolidated balance sheet.

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 28, 2017
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$8,702	$(30)	$—	$—	$8,702	$(30)
Total marketable securities	$8,702	$(30)	$—	$—	$8,702	$(30)

	January 30, 2016
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)
Total marketable securities	$16,884	$(15)	$853	$(172)	$17,737	$(187)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

5. Receivables

Receivables consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Credit cards receivable	$7,671	$7,606
Income tax receivable	568	86
Tenant allowances receivable	268	1,201
Other receivables	4,031	3,947
Receivables	$12,538	$12,840

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Leasehold improvements	$173,916	$164,930
Fixtures	86,612	83,467
Buildings, land and building and land improvements	28,118	28,198
Computer equipment, software, store equipment and other	33,555	30,257
Fixed assets, at cost	322,201	306,852
Less: Accumulated depreciation	(192,550)	(169,619)
Fixed assets, net	$129,651	$137,233

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cost of goods sold	$1,049	$1,238	$1,230
Selling, general and administrative expenses	25,843	26,113	23,513
Depreciation expense	$26,892	$27,351	$24,743

Impairment of Long-Lived Assets—We recorded $1.9 million, $3.1 million and $0.2 million of impairment of long-lived assets in selling, general and administrative expenses on the consolidated statements of income for the years ended January 28, 2017, January 30, 2016 and January 31, 2015.

7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Unredeemed gift cards	$5,577	$5,328
Accrued indirect taxes	4,961	5,136
Deferred revenue	4,902	3,726
Accrued payables	4,189	4,485
Allowance for sales returns	2,189	1,978
Accrual for repurchase of common stock	—	1,067
Other current liabilities	1,126	855
Other liabilities	$22,944	$22,575

8. Revolving Credit Facilities and Debt

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

The ABL Facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the Company.  Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

There were no borrowings outstanding under the ABL Facility at January 28, 2017 or the replaced secured revolving credit facility at January 30, 2016.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 28, 2017 and January 30, 2016.

Additionally, we have revolving lines of credit of up to $21.9 million, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bears interest at 1.63%.  There were no borrowings or open commercial letters of credit outstanding under these revolving lines of credit at January 28, 2017 and January 30, 2016.

9. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Minimum rent expense	$73,888	$68,904	$62,336
Contingent rent expense	2,618	2,196	2,219
Total rent expense (1)	$76,506	$71,100	$64,555

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $41.3 million, $38.6 million and $35.6 million for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

Future minimum lease payments at January 28, 2017 are as follows (in thousands):

Fiscal 2017	$67,790
Fiscal 2018	63,241
Fiscal 2019	56,540
Fiscal 2020	52,647
Fiscal 2021	47,398
Thereafter	124,117
Total (1)	$411,733

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At January 28, 2017 and January 30, 2016, we had outstanding purchase orders to acquire merchandise from vendors of $168.8 million and $159.7 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve at January 28, 2017 and January 30, 2016 was $2.3 million and $2.1 million.

10. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$657	$—	$—
State and local government securities	400	—	—
Marketable securities:
State and local government securities	—	19,129	—
Variable-rate demand notes	—	39,450	—
Long-term other assets:
Money market funds	1,557	—	—
Equity investments	—	—	116
Total	$2,614	$58,579	$116

	January 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,555	$—	$—
Marketable securities:
State and local government securities	—	31,747	—
Variable-rate demand notes	—	644	—
Long-term other assets:
Money market funds	1,510	—	—
State and local government securities	—	—	828
Equity investments	—	—	118
Total	$11,065	$32,391	$946

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary.  There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended January 28, 2017 and January 30, 2016.

11. Stockholders’ Equity

Share Repurchase—In December 2013, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $30.0 million of outstanding common stock that replaced the existing stock repurchase program that was authorized in December 2012.  In December 2014, our Board of Directors superseded and replaced this program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program that was completed in August 2015.  In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was expired as of January 28, 2017.

The following table summarizes common stock repurchase activity during the fiscal year ended January 28, 2017 (in thousands except average price per repurchased shares):

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

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income (loss)
Balance at February 1, 2014	$4,790	$(80)	$4,710
Other comprehensive loss, net (1)	(15,995)	7	(15,988)
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(3,931)	(38)	(3,969)
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive loss, net (1)	(1,338)	97	(1,241)
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)

(1)

Other comprehensive income (loss) before reclassifications is net of taxes of less than $0.1 million for the fiscal year ended January 28, 2017, January 30, 2016 and January 31, 2015 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss).  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

12. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cost of goods sold	$928	$1,041	$1,048
Selling, general and administrative expenses (1)	3,650	3,955	6,472
Total stock-based compensation expense	$4,578	$4,996	$7,520

(1)

Included in stock-based compensation expense recognized in selling, general and administrative expenses is $0.3 million and $3.1 million of expense associated with the incentive payments paid in shares of our common stock for the fiscal year ended January 30, 2016 and January 31, 2015.

At January 28, 2017, there was $6.8 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.3 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2014	361	$26.91
Granted	176	$25.76
Vested	(154)	$26.31
Forfeited	(40)	$27.14
Outstanding at January 31, 2015	343	$26.56
Granted	130	$36.10
Vested	(142)	$27.06
Forfeited	(45)	$28.64
Outstanding at January 30, 2016	286	$30.32
Granted	301	$19.06
Vested	(128)	$29.54
Forfeited	(17)	$25.78
Outstanding at January 28, 2017	442	$23.05	$8,330

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Vest date fair value of restricted stock vested	$2,404	$5,184	$3,916

Stock Options—We had 0.2 million stock options outstanding at January 28, 2017 with a grant date weighted average exercise price of $25.61.  We had 0.1 million stock options outstanding at January 30, 2016 with a grant date weighted average exercise price of $27.86 and 0.3 million stock options outstanding at January 31, 2015 with a grant date weighted average exercise price of $24.76.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

13. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
United States	$35,456	$46,868	$80,449
Foreign	4,768	(1,007)	(8,798)
Total earnings before income taxes	$40,224	$45,861	$71,651

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$13,350	$16,186	$24,639
State and local	2,338	2,591	3,386
Foreign	1,187	972	1,044
Total current	16,875	19,749	29,069
Deferred:
Federal	(1,855)	(585)	1,706
State and local	(266)	(832)	291
Foreign	(434)	(1,256)	(2,607)
Total deferred	(2,555)	(2,673)	(610)
Provision for income taxes	$14,320	$17,076	$28,459

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Expected U.S. federal income taxes at statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	3.1	3.3	3.4
Foreign earnings, net	(2.3)	(0.6)	0.6
Other	(0.2)	(0.5)	0.7
Effective tax rate	35.6%	37.2%	39.7%

The components of deferred income taxes are (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Deferred rent	$18,504	$19,512
Net operating losses	5,055	4,384
Employee benefits, including stock-based compensation	2,916	3,124
Accrued liabilities	2,279	2,125
Inventory	1,458	1,181
Other	2,026	1,516
Total deferred tax assets	32,238	31,842
Deferred tax liabilities:
Property and equipment	(16,348)	(19,606)
Goodwill and other intangibles	(7,765)	(6,901)
Other	(1,084)	(701)
Total deferred tax liabilities	(25,197)	(27,208)
Net deferred tax assets	$7,041	$4,634

At January 28, 2017 and January 30, 2016, we had $20.3 million and $16.0 million of foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. The tax-effected foreign net operating loss carryovers were $5.1 million and $4.4 million at January 28, 2017 and January 30, 2016.  The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2013 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2012. We are no longer subject to examination for all foreign income tax returns before fiscal 2011.

14. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$25,904	$28,785	$43,192
Weighted average common shares for basic earnings per share	24,727	27,497	28,871
Dilutive effect of stock options and restricted stock	181	176	417
Weighted average common shares for diluted earnings per share	24,908	27,673	29,288
Basic earnings per share	$1.05	$1.05	$1.50
Diluted earnings per share	$1.04	$1.04	$1.47

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.2 million, 0.1 million and 0.1 million for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

15. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $0.7 million, $0.6 million and $0.7 million for the fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015.  We have accrued charitable contributions payable to the Zumiez Foundation of $0.6 million and $0.5 million at January 28,2017 and January 30, 2016.

16. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Men's Apparel	37%	34%	34%
Accessories	20%	20%	20%
Footwear	18%	19%	19%
Junior's Apparel	13%	13%	13%
Hardgoods	12%	14%	14%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales (1):
United States	$710,976	$689,582	$708,279
Foreign	125,292	114,601	103,272
Total net sales	$836,268	$804,183	$811,551

	January 28, 2017	January 30, 2016
Long-lived assets:
United States	$110,539	$124,436
Foreign	26,387	25,352
Total long-lived assets	$136,926	$149,788

(1)

Net sales are allocated based on the location in which the sale was originated for the fiscal years ended January 28, 2017 and January 30, 2016 and fulfilled for the fiscal year ended January 31, 2015.  Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on www.zumiez.com and to foreign for sales on www.blue-tomato.com and www.fasttimes.com.au.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 13, 2017
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 13, 2017
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 13, 2017	/S/ JAMES M. WEBER	March 13, 2017
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 13, 2017	/S/ SARAH G. MCCOY	March 13, 2017
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 13, 2017	/S/TRAVIS D. SMITH	March 13, 2017
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 13, 2017	/S/ SCOTT A. BAILEY	March 13, 2017
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2

Bylaws, as amended and restated May 21, 2014 and Amendment No.1, dated as of May 21, 2015, to Bylaws of Zumiez Inc. (as previously Amended and Restated as of May 21, 2014 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2014 and Exhibit to the Company’s Form 8-K filed on May 21, 2015]

4.1	Form of Common Stock Certificate of Zumiez Inc. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

10.15	Zumiez Inc. 2005 Equity Incentive Plan, as amended and restated effective May 27, 2009. [Incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Company on June 1, 2009]

10.2	Zumiez Inc. 2014 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.21	Form of Restricted Stock Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.22	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.23	Zumiez Inc. 2014 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

10.24	Form of Indemnification Agreement. [Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on May 23, 2014]

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (ii) Consolidated Statements of Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (vi) Notes to Consolidated Financial Statements.

Copies of Exhibits may be obtained upon request directed to the attention of our Executive Vice President, General Counsel and Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.