Form 10-Q
period 2017-04-29
Zumiez Inc
filed 2017-06-06
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

At May 30, 2017, there were 25,197,494 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2017	January 28, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,320	$20,247
Marketable securities	54,175	58,579
Receivables	13,992	12,538
Inventories	122,406	106,924
Prepaid expenses and other current assets	13,162	13,075
Total current assets	226,055	211,363
Fixed assets, net	132,582	129,651
Goodwill	56,761	56,001
Intangible assets, net	14,816	14,610
Deferred tax assets, net	9,061	7,041
Other long-term assets	8,161	8,017
Total long-term assets	221,381	215,320
Total assets	$447,436	$426,683

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$53,394	$25,529
Accrued payroll and payroll taxes	11,410	14,914
Income taxes payable	67	1,866
Deferred rent and tenant allowances	8,425	8,344
Other liabilities	22,501	22,944
Total current liabilities	95,797	73,597
Long-term deferred rent and tenant allowances	41,181	41,066
Other long-term liabilities	4,889	4,969
Total long-term liabilities	46,070	46,035
Total liabilities	141,867	119,632
Commitments and contingencies (Note 3)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,196 shares issued and outstanding at April 29, 2017 and 24,945 shares issued and outstanding at January 28, 2017	142,460	140,984
Accumulated other comprehensive loss	(14,998)	(16,488)
Retained earnings	178,107	182,555
Total shareholders’ equity	305,569	307,051
Total liabilities and shareholders’ equity	$447,436	$426,683

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$181,155	$172,970
Cost of goods sold	129,106	123,012
Gross profit	52,049	49,958
Selling, general and administrative expenses	58,283	53,899
Operating loss	(6,234)	(3,941)
Interest income, net	82	31
Other (expense) income, net	(450)	499
Loss before income taxes	(6,602)	(3,411)
Benefit from income taxes	(2,154)	(1,274)
Net Loss	$(4,448)	$(2,137)
Basic loss per share	$(0.18)	$(0.08)
Diluted loss per share	$(0.18)	$(0.08)
Weighted average shares used in computation of loss per share:
Basic	24,580	25,185
Diluted	24,580	25,185

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net loss	$(4,448)	$(2,137)
Other comprehensive income, net of tax and reclassification adjustments:
Foreign currency translation	1,479	4,993
Net change in unrealized gain/loss on available-for-sale securities	11	(6)
Other comprehensive income, net	1,490	4,987
Comprehensive (loss) income	$(2,958)	$2,850

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net loss	—	—	—	(4,448)	(4,448)
Other comprehensive income, net		—	1,490	—	1,490
Issuance and exercise of stock-based awards	251	198	—	—	198
Stock-based compensation expense	—	1,278	—	—	1,278
Balance at April 29, 2017	25,196	$142,460	$(14,998)	$178,107	$305,569

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net loss	—	—	—	(2,137)	(2,137)
Other comprehensive income, net	—	—	4,987	—	4,987
Issuance and exercise of stock-based awards, including net tax loss of $425	234	(20)	—	—	(20)
Stock-based compensation expense	—	1,035	—	—	1,035
Repurchase of common stock	(612)	—	—	(11,522)	(11,522)
Balance at April 30, 2016	25,330	$136,028	$(10,260)	$163,532	$289,300

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net loss	$(4,448)	$(2,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	6,660	7,222
Deferred taxes	(2,033)	(1,586)
Stock-based compensation expense	1,278	1,035
Other	385	(176)
Changes in operating assets and liabilities:
Receivables	(135)	548
Inventories	(15,408)	(13,125)
Prepaid expenses and other current assets	(209)	(545)
Trade accounts payable	27,919	22,617
Accrued payroll and payroll taxes	(3,525)	(2,523)
Income taxes payable	(3,199)	(5,145)
Deferred rent and tenant allowances	328	(139)
Other liabilities	(2,946)	(3,341)
Net cash provided by operating activities	4,667	2,705
Cash flows from investing activities:
Additions to fixed assets	(7,117)	(4,485)
Purchases of marketable securities and other investments	(20,006)	(26,854)
Sales and maturities of marketable securities and other investments	24,370	13,761
Net cash used in investing activities	(2,753)	(17,578)
Cash flows from financing activities:
Repurchase of common stock	—	(12,248)
Proceeds from issuance and exercise of stock-based awards	370	526
Payments for tax withholdings on equity awards	(172)	(121)
Net cash provided by (used in) financing activities	198	(11,843)
Effect of exchange rate changes on cash and cash equivalents	(39)	443
Net increase (decrease) in cash and cash equivalents	2,073	(26,273)
Cash and cash equivalents, beginning of period	20,247	43,163
Cash and cash equivalents, end of period	$22,320	$16,890
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$3,074	$5,470
Accrual for purchases of fixed assets	3,601	3,309
Accrual for repurchase of common stock	—	341

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At April 29, 2017, we operated 688 stores; 603 in the United States (“U.S.”), 50 in Canada, 29 in Europe, and 6 in Australia.  We operate under the names Zumiez, Blue Tomato, and Fast Times.  Additionally, we operate ecommerce websites at www.zumiez.com, www.blue-tomato.com, and www.fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended April 29, 2017 and April 30, 2016 were 13-week periods.

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

The financial data at January 28, 2017 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 28, 2017, and should be read in conjunction with the audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows.  The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting.  The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this standard beginning January 29, 2017. The amendment related to accounting for excess tax benefits and deficiencies was adopted prospectively, resulting in recognition of excess tax deficiencies against income tax benefit rather than additional paid-in capital of $0.4 million for the three months ended April 29, 2017. The amendment related to operating cash flows was adopted retrospectively, resulting in no impact for the three months ended April 29, 2017 and an immaterial change to net cash provided by operations and net cash used in financing activities for the three months ended April 30, 2016.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are continuing to evaluating the impact of this standard on our condensed consolidated financial statements.  We expect this standard to have a material impact on our condensed consolidated financial statements.

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

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this guidance for the three months ended April 29, 2017 and the adoption did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016.  In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are continuing to evaluate the impact of this standard but we do not expect the adoption of this standard to have a material impact on our consolidated financial statements. We are continuing to evaluate the method of adoption we will use when we transition to this standard.

2. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	April 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,594	$—	$—	$21,594
Money market funds	726	—	—	726
Total cash and cash equivalents	22,320	—	—	22,320
Marketable securities:
State and local government securities	33,139	19	(23)	33,135
Variable-rate demand notes	21,040	—	—	21,040
Total marketable securities	$54,179	$19	$(23)	$54,175

	January 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,190	$—	$—	$19,190
Money market funds	657	—	—	657
State and local government securities	400	—	—	400
Total cash and cash equivalents	20,247	—	—	20,247
Marketable securities:
State and local government securities	19,151	8	(30)	19,129
Variable-rate demand notes	39,450	—	—	39,450
Total marketable securities	$58,601	$8	$(30)	$58,579

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	April 29, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	15,477	(13)	1,343	(10)	16,820	(23)
Total marketable securities	$15,477	$(13)	$1,343	$(10)	$16,820	$(23)

	January 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	8,702	(30)	-	-	8,702	(30)
Total marketable securities	$8,702	$(30)	$-	$-	$8,702	$(30)

We did not record a realized loss for other-than-temporary impairments during the three months ended April 29, 2017 or April 30, 2016.

3. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Minimum rent expense	$18,978	$18,001
Contingent rent expense	597	414
Total rent expense (1)	$19,575	$18,415

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.5 million for the three months ended April 29, 2017 and $10.2 million for the three months ended April 30, 2016.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at April 29, 2017 are as follows (in thousands):

Fiscal 2017	$52,376
Fiscal 2018	65,392
Fiscal 2019	58,434
Fiscal 2020	54,541
Fiscal 2021	49,284
Thereafter	136,591
Total (1)	$416,618

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At April 29, 2017, we had outstanding purchase orders to acquire merchandise from vendors of $190.8 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at April 29, 2017 and January 28, 2017 was $2.2 million and $2.3 million.

4. Revolving Credit Facilities and Debt

On February 5, 2016, the Company entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility will mature on February 5, 2021.

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

There were no borrowings outstanding under the ABL Facility at April 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at April 29, 2017 and at January 28, 2017.

Additionally, we have revolving lines of credit of up to 20.5 million Euro ($22.3 million at April 29, 2017), the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were no borrowings outstanding at April 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at April 29, 2017 and at January 28, 2017.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	April 29, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$726	$—	$—
Marketable securities:
State and local government securities	—	33,135	—
Variable-rate demand notes	—	21,040	—
Other long-term assets:
Money market funds	1,558	—	—
Equity investments	—	—	118
Total	$2,284	$54,175	$118

	January 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$657	$—	$—
State and local government securities	400	—	—
Marketable securities:
State and local government securities	—	19,129	—
Variable-rate demand notes	—	39,450	—
Other long-term assets:
Money market funds	1,557	—	—
Equity investments	—	—	116
Total	$2,614	$58,579	$116

The Level 2 marketable securities include state and local municipal securities and variable-rate demand notes.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.  We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.  We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

There were no material assets measured at fair value on a nonrecurring basis for the three months ended April 29, 2017 and April 30, 2016.

6. Stockholders’ Equity

Share Repurchase—In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was completed at January 28, 2017. There was no share repurchase activity under our repurchase program during the three months ended April 29, 2017 and 0.6 million shares repurchased during the three months ended April 30, 2016.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Three months ended April 29, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	1,479	11	1,490
Balance at April 29, 2017	$(14,995)	$(3)	$(14,998)
Three months ended April 30, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income, net (1)	4,993	(6)	4,987
Balance at April 30, 2016	$(10,143)	$(117)	$(10,260)

(1)

Other comprehensive income is net of immaterial taxes for the three months ended April 29, 2017 and April 30, 2016 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Cost of goods sold	$267	$206
Selling, general and administrative expenses	1,011	829
Total stock-based compensation expense	$1,278	$1,035

At April 29, 2017, there was $9.5 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2017	442	$23.05
Granted	245	$17.70
Vested	(132)	$25.11
Forfeited	(11)	$22.71
Outstanding at April 29, 2017	544	$20.14	$9,757

We had 0.3 million stock options outstanding at April 29, 2017 with a weighted average exercise price of $23.28 and 0.2 million stock options outstanding at January 28, 2017 with a weighted average exercise price of $25.61.

8. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net loss	$(4,448)	$(2,137)
Weighted average common shares for basic loss per share:	24,580	25,185
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	24,580	25,185
Basic loss per share	$(0.18)	$(0.08)
Diluted loss per share	$(0.18)	$(0.08)

The common shares related to stock-based awards excluded from the calculation of diluted loss per share were 0.4 million for the three months ended April 29, 2017 and April 30, 2016 because the effect of inclusion would have been antidilutive.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 13, 2017 and in this Form 10-Q.

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

Fiscal 2017 is the 53-week period ending February 3, 2018. Fiscal 2016 is the 52-week period ending January 28, 2017. The first three months of fiscal 2017 was the 13-week period ended April 29, 2017. The first three months of fiscal 2016 was the 13-week period ended April 30, 2016.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs.  Credit card fees, insurance, public company expenses, legal expenses, future incentive payments, and other miscellaneous operating costs are also included in selling, general and administrative expenses.  This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of goods sold	71.3	71.1
Gross profit	28.7	28.9
Selling, general and administrative expenses	32.2	31.2
Operating loss	(3.5)	(2.3)
Interest and other (expense) income, net	(0.1)	0.3
Loss before income taxes	(3.6)	(2.0)
Benefit from income taxes	(1.1)	(0.7)
Net loss	(2.5)%	(1.3)%

Three Months (13 weeks) Ended April 29, 2017 Compared With Three Months (13 weeks) Ended April 30, 2016

Net Sales

Net sales were $181.2 million for the three months ended April 29, 2017 compared to $173.0 million for the three months ended April 30, 2016, an increase of $8.2 million or 4.7%.  The increase primarily reflected the net addition of 25 stores (made up of 20 new stores in North America, 5 new stores in Europe, and 6 new stores in Australia partially offset by 6 store closures in North America) subsequent to April 30, 2016 and increase in comparable sales of $3.1 million.  By region, North America sales increased $6.1 million or 3.9% and other international sales (which consists of Europe and Australia sales) increased $2.1 million or 12.5% for the three months ended April 29, 2017 compared to the three months ended April 30, 2016.

Comparable sales increased 1.8% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales increases in men’s clothing and junior’s clothing were partially offset by decreases in footwear, hardgoods and accessories.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $52.0 million for the three months ended April 29, 2017 compared to $50.0 million for the three months ended April 30, 2016, an increase of $2.0 million, or 4.2%.  As a percent of net sales, gross profit decreased 20 basis points for the three months ended April 29, 2017 to 28.7%.  The decrease was primarily driven by 50 basis point increase in inventory shrinkage partially offset by 40 basis point increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $58.3 million for the three months ended April 29, 2017 compared to $53.9 million for the three months ended April 30, 2016, an increase of $4.4 million, or 8.1%.  SG&A expenses as a percent of net sales increased 100 basis points for the three months ended April 29, 2017 to 32.2%. The increase was primarily driven by 80 basis points due to investment in salaries, minimum wage increases and deleverage of labor costs and 30 basis points related to incentive compensation.

Net Loss

Net loss for the three months ended April 29, 2017 was $4.4 million, or $0.18 per diluted share, compared with net loss of $2.1 million, or $0.08 per diluted share, for the three months ended April 30, 2016.  Our effective income tax rate for the three months ended April 29, 2017 was 32.6% compared to 37.3% for the three months ended April 30, 2016. The decrease in effective tax rate was primarily due to excess tax deficiencies for share-based payments recorded against income tax benefit for the three months ended April 30, 2016.

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

During fiscal 2017, we expect to spend approximately $24 million to $26 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 19 new stores we plan to open in fiscal 2017 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2017 will not be different from the number of stores we plan to open, or that actual fiscal 2017 capital expenditures will not differ from our expectations.

Operating Activities

Net cash provided by operating activities increased by $2.0 million to $4.7 million for the three months ended April 29, 2017 from $2.7 million for the three months ended April 30, 2016.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended April 29, 2017, related to $7.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $4.3 million in net sales of marketable securities.  Net cash used in investing activities was $17.6 million for the three months ended April 30, 2016, related to $13.1 million in net purchases of marketable securities and $4.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the three months ended April 29, 2017 was $0.2 million, primarily related to $0.4 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash used in financing activities for the three months ended April 30, 2016 was $11.8 million, primarily related to $12.2 million cash paid for the repurchase of common stock.

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

We maintain an asset-based revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility will mature on February 5, 2021.

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

There were no borrowings outstanding under the ABL Facility at April 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at April 29, 2017 and at January 28, 2017.

Additionally, we have revolving lines of credit of up to 20.5 million Euro ($22.3 million at April 29, 2017), the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were no borrowings outstanding at April 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at April 29, 2017 and at January 28, 2017.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended April 29, 2017.  The following table summarizes the total amount of future payments due under our contractual obligations at April 29, 2017 (in thousands):

	Total	Fiscal 2017	Fiscal 2018 and Fiscal 2019	Fiscal 2020 and Fiscal 2021	Thereafter
Operating lease obligations (1)	$416,618	$52,376	$123,826	$103,825	$136,591
Purchase obligations (2)	190,788	190,788	—	—	—
Total	$607,406	$243,164	$123,826	$103,825	$136,591

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

Off-Balance Sheet Arrangements

At April 29, 2017, we did not have any off-balance sheet arrangements.

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

On February 5, 2016, we entered into an asset-based revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility will mature on February 5, 2021.

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

We maintain an asset-based revolving credit agreement with Wells Fargo Bank, N.A., as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility (“ABL Facility”) of up to $100 million. The ABL Facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to at least 10% of the loan cap must be maintained under the ABL Facility. The ABL Facility does not otherwise contain financial maintenance covenants. These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Our market risk profile at April 29, 2017 has not significantly changed since January 28, 2017. Our market risk profile at January 28, 2017 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 29, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 28, 2017.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended April 29, 2017 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
January 29, 2017 - February 25, 2017	—	$—	—	$—
February 26, 2017 - April 1, 2017 (1)	10	17.79	—	—
April 2, 2017 - April 29, 2017	—	—	—	—
Total	10		—

(1)

Includes 0.01 million shares that were purchased during the four weeks ended April 1, 2017 in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at April 29, 2017 (unaudited) and January 28, 2017; (ii) Unaudited Condensed Consolidated Statements of Loss for the three months ended April 29, 2017 and April 30, 2016; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended April 29, 2017 and April 30, 2016; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 29, 2017 and April 30, 2016; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2017 and April 30, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 6, 2017	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)