Form 10-Q
period 2017-07-29
Zumiez Inc
filed 2017-09-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017

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

At August 30, 2017, there were 25,230,570 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2017	January 28, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,291	$20,247
Marketable securities	53,433	58,579
Receivables	16,334	12,538
Inventories	141,782	106,924
Prepaid expenses and other current assets	15,378	13,075
Total current assets	244,218	211,363
Fixed assets, net	131,934	129,651
Goodwill	60,057	56,001
Intangible assets, net	15,903	14,610
Deferred tax assets, net	9,733	7,041
Other long-term assets	7,022	8,017
Total long-term assets	224,649	215,320
Total assets	$468,867	$426,683

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$60,652	$25,529
Accrued payroll and payroll taxes	15,684	14,914
Income taxes payable	68	1,866
Deferred rent and tenant allowances	8,393	8,344
Other liabilities	23,657	22,944
Total current liabilities	108,454	73,597
Long-term deferred rent and tenant allowances	40,795	41,066
Other long-term liabilities	5,113	4,969
Total long-term liabilities	45,908	46,035
Total liabilities	154,362	119,632
Commitments and contingencies (Note 3)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,231 shares issued and outstanding at July 29, 2017 and 24,945 shares issued and outstanding at January 28, 2017	143,682	140,984
Accumulated other comprehensive loss	(6,676)	(16,488)
Retained earnings	177,499	182,555
Total shareholders’ equity	314,505	307,051
Total liabilities and shareholders’ equity	$468,867	$426,683

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$192,245	$178,272	$373,399	$351,243
Cost of goods sold	132,449	123,428	261,555	246,440
Gross profit	59,796	54,844	111,844	104,803
Selling, general and administrative expenses	60,558	55,980	118,841	109,879
Operating loss	(762)	(1,136)	(6,997)	(5,076)
Interest income, net	92	28	174	59
Other (expense) income, net	(23)	(256)	(472)	242
Loss before income taxes	(693)	(1,364)	(7,295)	(4,775)
Benefit from income taxes	(85)	(526)	(2,239)	(1,800)
Net Loss	$(608)	$(838)	$(5,056)	$(2,975)
Basic loss per share	$(0.02)	$(0.03)	$(0.21)	$(0.12)
Diluted loss per share	$(0.02)	$(0.03)	$(0.21)	$(0.12)
Weighted average shares used in computation of loss per share:
Basic	24,689	24,712	24,635	24,957
Diluted	24,689	24,712	24,635	24,957

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(608)	$(838)	$(5,056)	$(2,975)
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	8,305	(2,664)	9,784	2,329
Net change in unrealized gain/loss on available-for-sale securities	17	122	28	116
Other comprehensive income (loss), net	8,322	(2,542)	9,812	2,445
Comprehensive income (loss)	$7,714	$(3,380)	$4,756	$(530)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net loss	—	—	—	(5,056)	(5,056)
Other comprehensive income, net		—	9,812	—	9,812
Issuance and exercise of stock-based awards	286	198	—	—	198
Stock-based compensation expense	—	2,500	—	—	2,500
Balance at July 29, 2017	25,231	$143,682	$(6,676)	$177,499	$314,505

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net loss	—	—	—	(2,975)	(2,975)
Other comprehensive income, net	—	—	2,445	—	2,445
Issuance and exercise of stock-based awards, including net tax loss of $529	282	(132)	—	—	(132)
Stock-based compensation expense	—	2,221	—	—	2,221
Repurchase of common stock	(1,059)	—	—	(18,269)	(18,269)
Balance at July 30, 2016	24,931	$137,102	$(12,802)	$155,947	$280,247

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(5,056)	$(2,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	13,520	14,336
Deferred taxes	(2,456)	(3,713)
Stock-based compensation expense	2,500	2,221
Other	621	95
Changes in operating assets and liabilities:
Receivables	(2,092)	(842)
Inventories	(32,553)	(32,766)
Prepaid expenses and other current assets	(995)	(2,690)
Trade accounts payable	34,627	38,181
Accrued payroll and payroll taxes	561	225
Income taxes payable	(3,372)	(4,804)
Deferred rent and tenant allowances	(521)	(12)
Other liabilities	(1,016)	(813)
Net cash provided by operating activities	3,768	6,443
Cash flows from investing activities:
Additions to fixed assets	(12,461)	(11,895)
Purchases of marketable securities and other investments	(37,586)	(28,353)
Sales and maturities of marketable securities and other investments	42,615	28,658
Net cash used in investing activities	(7,432)	(11,590)
Cash flows from financing activities:
Proceeds from revolving credit facilities	1,791	—
Payments on revolving credit facilities	(1,791)	—
Repurchase of common stock	—	(19,084)
Proceeds from issuance and exercise of stock-based awards	370	518
Payments for tax withholdings on equity awards	(172)	(121)
Net cash provided by (used in) financing activities	198	(18,687)
Effect of exchange rate changes on cash and cash equivalents	510	271
Net decrease in cash and cash equivalents	(2,956)	(23,563)
Cash and cash equivalents, beginning of period	20,247	43,163
Cash and cash equivalents, end of period	$17,291	$19,600
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$3,660	$6,736
Accrual for purchases of fixed assets	2,550	1,835
Accrual for repurchase of common stock	—	254

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At July 29, 2017, we operated 692 stores; 605 in the United States (“U.S.”), 51 in Canada, 30 in Europe, and 6 in Australia.  We operate under the names Zumiez, Blue Tomato, and Fast Times.  Additionally, we operate ecommerce websites at www.zumiez.com, www.blue-tomato.com, and www.fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended July 29, 2017 and July 30, 2016 were 13-week periods. The six months ended July 29, 2017 and July 30, 2016 were 26-week periods.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows.  The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting.  The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this standard beginning January 29, 2017. The amendment related to accounting for excess tax benefits and deficiencies was adopted prospectively, resulting in recognition of excess tax deficiencies against income tax benefit rather than additional paid-in capital of $0.1 million and $0.5 million for the three and six months ended July 29, 2017.

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

2. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	July 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,070	$—	$—	$15,070
Money market funds	2,221	—	—	2,221
Total cash and cash equivalents	17,291	—	—	17,291
Marketable securities:
State and local government securities	45,016	39	(17)	45,038
Variable-rate demand notes	8,395	—	—	8,395
Total marketable securities	$53,411	$39	$(17)	$53,433

	January 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,190	$—	$—	$19,190
Money market funds	657	—	—	657
State and local government securities	400	—	—	400
Total cash and cash equivalents	20,247	—	—	20,247
Marketable securities:
State and local government securities	19,151	8	(30)	19,129
Variable-rate demand notes	39,450	—	—	39,450
Total marketable securities	$58,601	$8	$(30)	$58,579

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 29, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	8,834	(5)	1,002	(12)	9,836	(17)
Total marketable securities	$8,834	$(5)	$1,002	$(12)	$9,836	$(17)

	January 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	8,702	(30)	-	-	8,702	(30)
Total marketable securities	$8,702	$(30)	$-	$-	$8,702	$(30)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended July 29, 2017 or July 30, 2016.

3. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Minimum rent expense	$19,316	$18,409	$38,294	$36,410
Contingent rent expense	619	459	1,216	873
Total rent expense (1)	$19,935	$18,868	$39,510	$37,283

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.4 million and $20.9 million for the three and six months ended July 29, 2017 and $10.3 million and $20.5 million for the three and six months ended July 30, 2016.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at July 29, 2017 are as follows (in thousands):

Fiscal 2017	$36,120
Fiscal 2018	68,983
Fiscal 2019	62,096
Fiscal 2020	57,997
Fiscal 2021	52,629
Thereafter	146,343
Total (1)	$424,168

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At July 29, 2017, we had outstanding purchase orders to acquire merchandise from vendors of $190.7 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at July 29, 2017 and January 28, 2017 was $2.7 million and $2.3 million.

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

There were no borrowings outstanding under the ABL Facility at July 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at July 29, 2017 and at January 28, 2017.

Additionally, we have revolving lines of credit of up to 20.5 million Euro ($24.0 million at July 29, 2017), the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were no borrowings outstanding at July 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at July 29, 2017 and at January 28, 2017.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	July 29, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,221	$—	$—
Marketable securities:
State and local government securities	—	45,038	—
Variable-rate demand notes	—	8,395	—
Other long-term assets:
Money market funds	1,245	—	—
Equity investments	—	—	127
Total	$3,466	$53,433	$127

	January 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$657	$—	$—
State and local government securities	400	—	—
Marketable securities:
State and local government securities	—	19,129	—
Variable-rate demand notes	—	39,450	—
Other long-term assets:
Money market funds	1,557	—	—
Equity investments	—	—	116
Total	$2,614	$58,579	$116

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

There were no material assets measured at fair value on a nonrecurring basis for the three and six months ended July 29, 2017 and July 30, 2016.

6. Stockholders’ Equity

Share Repurchase—In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was completed at January 28, 2017. There was no share repurchase activity during the six months ended July 29, 2017 and 1.1 million shares repurchased during the six months ended July 30, 2016.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Three months ended July 29, 2017:
Balance at April 29, 2017	$(14,995)	$(3)	$(14,998)
Other comprehensive income, net (1)	8,305	17	8,322
Balance at July 29, 2017	$(6,690)	$14	$(6,676)
Three months ended July 30, 2016:
Balance at April 30, 2016	$(10,143)	$(117)	$(10,260)
Other comprehensive (loss) income, net (1)	(2,664)	122	(2,542)
Balance at July 30, 2016	$(12,807)	$5	$(12,802)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Six months ended July 29, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	9,784	28	9,812
Balance at July 29, 2017	$(6,690)	$14	$(6,676)
Six months ended July 30, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income, net (1)	2,329	116	2,445
Balance at July 30, 2016	$(12,807)	$5	$(12,802)

(1)

Other comprehensive income is net of immaterial taxes for the three and six months ended July 29, 2017 and July 30, 2016 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of goods sold	$238	$241	$505	$447
Selling, general and administrative expenses	983	945	1,995	1,774
Total stock-based compensation expense	$1,221	$1,186	$2,500	$2,221

At July 29, 2017, there was $8.9 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2017	442	$23.05
Granted	288	$17.19
Vested	(178)	$22.70
Forfeited	(20)	$19.80
Outstanding at July 29, 2017	532	$20.12	$6,593

We had 0.3 million stock options outstanding at July 29, 2017 with a weighted average exercise price of $22.82 and 0.2 million stock options outstanding at January 28, 2017 with a weighted average exercise price of $25.61.

8. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(608)	$(838)	$(5,056)	$(2,975)
Weighted average common shares for basic loss per share:	24,689	24,712	24,635	24,957
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted loss per share:	24,689	24,712	24,635	24,957
Basic loss per share	$(0.02)	$(0.03)	$(0.21)	$(0.12)
Diluted loss per share	$(0.02)	$(0.03)	$(0.21)	$(0.12)

The common shares related to stock-based awards excluded from the calculation of diluted loss per share were 0.3 million and 0.5 million for the three and six months ended July 29, 2017and 0.3 million and 0.4 million for the three and six months ended July 30, 2016 because the effect of inclusion would have been antidilutive.

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

Fiscal 2017 is the 53-week period ending February 3, 2018. Fiscal 2016 is the 52-week period ending January 28, 2017. The first six months of fiscal 2017 was the 26-week period ended July 29, 2017. The first six months of fiscal 2016 was the 26-week period ended July 30, 2016.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9	69.2	70.0	70.2
Gross profit	31.1	30.8	30.0	29.8
Selling, general and administrative expenses	31.5	31.5	31.9	31.2
Operating loss	(0.4)	(0.7)	(1.9)	(1.4)
Interest and other (expense) income, net	—	(0.1)	(0.1)	0.1
Loss before income taxes	(0.4)	(0.8)	(2.0)	(1.3)
Benefit from income taxes	(0.1)	(0.3)	(0.6)	(0.5)
Net loss	(0.3)%	(0.5)%	(1.4)%	(0.8)%

Three Months (13 weeks) Ended July 29, 2017 Compared With Three Months (13 weeks) Ended July 30, 2016

Net Sales

Net sales were $192.2 million for the three months ended July 29, 2017 compared to $178.3 million for the three months ended July 30, 2016, an increase of $14.0 million or 7.8%.  The increase primarily reflected the increase in comparable sales of $8.3 million  and net addition of 19 stores (made up of 16 new stores in North America, 5 new stores in Europe and 6 new stores in Australia partially offset by 8 store closures in North America) subsequent to July 30, 2016.  By region, North America sales increased $10.6 million or 6.4% and other international sales (which consists of Europe and Australia sales) increased $3.4 million or 27.1% for the three months ended July 29, 2017 compared to the three months ended July 30, 2016.

Comparable sales increased 4.7% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales increases in men’s clothing and junior’s clothing were partially offset by decreases in hardgoods, accessories and footwear.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $59.8 million for the three months ended July 29, 2017 compared to $54.8 million for the three months ended July 30, 2016, an increase of $5.0 million, or 9.0%.  As a percent of net sales, gross profit increased 30 basis points for the three months ended July 29, 2017 to 31.1%.  The increase was primarily driven by a 60 basis point increase due to the leveraging of our store occupancy costs partially offset by a 20 basis point increase in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $60.6 million for the three months ended July 29, 2017 compared to $56.0 million for the three months ended July 30, 2016, an increase of $4.6 million, or 8.2%.  SG&A expenses as a percent of net sales was flat for the three months ended July 29, 2017 to 31.5%. The decrease of 60 basis points due to the leveraging of our store costs was entirely offset by a 30 basis point increase due to investment in salaries and increases in minimum wage and a 30 basis point increase related to annual incentive compensation.

Net Loss

Net loss for the three months ended July 29, 2017 was $0.6 million, or $0.02 per diluted share, compared with net loss of $0.8 million, or $0.03 per diluted share, for the three months ended July 30, 2016.  Our effective income tax rate for the three months ended July 29, 2017 was 12.3% compared to 38.6% for the three months ended July 30, 2016. The decrease in effective tax rate was primarily due to $0.1 million of excess tax deficiencies for share-based payments recorded against income tax benefit during the three months ended July 29, 2017. Refer to “Recent Accounting Standards” section in Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion.

Six Months (26 weeks) Ended July 29, 2017 Compared With Six Months (26 weeks) Ended July 30, 2016

Net Sales

Net sales were $373.4 million for the six months ended July 29, 2017 compared to $351.2 million for the six months ended July 30, 2016, an increase of $22.2 million or 6.3%.  The increase primarily reflected an increase in comparable sales of $11.3 million and the net addition of 19 stores (made up of 16 new stores in North America, 5 new stores in Europe and 6 new stores in Australia offset by 8 store closures in North America) subsequent to July 30, 2016. By region, North America sales increased $16.7 million or 5.2% and other international sales (which consists of Europe and Australia) increased $5.5 million or 18.8% for the six months ended July 29, 2017 compared to the six months ended July 30, 2016.

Comparable sales increased 3.3% primarily driven by an increase in comparable transactions slightly offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales increases in men’s clothing and junior’s clothing were partially offset by decreases in hardgoods, footwear, and accessories.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $111.8 million for the six months ended July 29, 2017 compared to $104.8 million for the six months ended July 30, 2016, an increase of $7.0 million, or 6.7%.  As a percent of net sales, gross profit increased 20 basis points for the six months ended July 29, 2017 to 30.0%.  The increase was primarily driven by a 30 basis point increase in our product margin and a 30 basis point increase due to the leveraging of our store occupancy costs partially offset by a 40 basis point increase in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $118.8 million for the six months ended July 29, 2017 compared to $109.9 million for the six months ended July 30, 2016, an increase of $9.0 million, or 8.2%.  SG&A expenses as a percent of net sales increased by 70 basis points for the six months ended July 29, 2017 to 31.9%.  The increase was primarily driven by a 60 basis point increase due to investment in salaries and increases in minimum wage and 30 basis points related to annual incentive compensation partially offset by a 20 basis point decrease due to the leveraging of our store costs.

Net Loss

Net loss for the six months ended July 29, 2017 was $5.1 million, or $0.21 per diluted share, compared with net loss of $3.0 million, or $0.12 per diluted share, for the six months ended July 30, 2016.  Our effective income tax rate for the six months ended July 29, 2017 was 30.7% compared to 37.7% for the six months ended July 30, 2016. The decrease in effective tax rate was primarily due to $0.5 million of excess tax deficiencies for share-based payments recorded against income tax benefit during the six months ended July

29, 2017. Refer to “Recent Accounting Standards” section in Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

Operating Activities

Net cash provided by operating activities decreased by $2.7 million to $3.8 million for the six months ended July 29, 2017 from $6.4 million for the six months ended July 30, 2016.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $7.4 million for the six months ended July 29, 2017, related to $12.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $5.0 million in net sales of marketable securities.  Net cash used in investing activities was $11.6 million for the six months ended July 30, 2016, related to $11.9 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $0.3 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended July 29, 2017 was $0.2 million, primarily related to $0.4 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash used in financing activities for the six months ended July 30, 2016 was $18.7 million, primarily related to $19.1 million cash paid for the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.5 million proceeds from the issuance and exercise of stock-based awards.

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

There were no borrowings outstanding under the ABL Facility at July 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at July 29, 2017 and at January 28, 2017.

Additionally, we have revolving lines of credit of up to 20.5 million Euro ($24.0 million at July 29, 2017), the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. There were no borrowings outstanding at July 29, 2017 and at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at July 29, 2017 and at January 28, 2017.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 29, 2017.  The following table summarizes the total amount of future payments due under our contractual obligations at July 29, 2017 (in thousands):

	Total	Fiscal 2017	Fiscal 2018 and Fiscal 2019	Fiscal 2020 and Fiscal 2021	Thereafter
Operating lease obligations (1)	$424,168	$36,120	$131,079	$110,626	$146,343
Purchase obligations (2)	190,657	190,657	—	—	—
Total	$614,825	$226,777	$131,079	$110,626	$146,343

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

Off-Balance Sheet Arrangements

At July 29, 2017, we did not have any off-balance sheet arrangements.

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

Our market risk profile at July 29, 2017 has not significantly changed since January 28, 2017. Our market risk profile at January 28, 2017 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 29, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of our common stock during the thirteen weeks ended July 29, 2017.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 29, 2017 (unaudited) and January 28, 2017; (ii) Unaudited Condensed Consolidated Statements of Loss for the three and six months ended July 29, 2017 and April 30, 2016; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 29, 2017 and July 30, 2016; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 29, 2017 and July 30, 2016; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2017 and July 30, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 7, 2017	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)