Form 10-Q
period 2017-10-28
Zumiez Inc
filed 2017-12-04
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017

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

At November 27, 2017, there were 25,249,680 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2017	January 28, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,660	$20,247
Marketable securities	75,109	58,579
Receivables	15,761	12,538
Inventories	156,986	106,924
Prepaid expenses and other current assets	14,372	13,075
Total current assets	272,888	211,363
Fixed assets, net	130,898	129,651
Goodwill	59,544	56,001
Intangible assets, net	15,645	14,610
Deferred tax assets, net	9,842	7,041
Other long-term assets	7,452	8,017
Total long-term assets	223,381	215,320
Total assets	$496,269	$426,683

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$61,676	$25,529
Accrued payroll and payroll taxes	15,782	14,914
Income taxes payable	5,454	1,866
Deferred rent and tenant allowances	8,468	8,344
Short-term borrowings	11,391	—
Other liabilities	22,065	22,944
Total current liabilities	124,836	73,597
Long-term deferred rent and tenant allowances	39,869	41,066
Other long-term liabilities	4,981	4,969
Total long-term liabilities	44,850	46,035
Total liabilities	169,686	119,632
Commitments and contingencies (Note 3)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,252 shares issued and outstanding at October 28, 2017 and 24,945 shares issued and outstanding at January 28, 2017	145,230	140,984
Accumulated other comprehensive loss	(8,067)	(16,488)
Retained earnings	189,420	182,555
Total shareholders’ equity	326,583	307,051
Total liabilities and shareholders’ equity	$496,269	$426,683

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$245,756	$221,391	$619,156	$572,634
Cost of goods sold	162,389	145,213	423,944	391,653
Gross profit	83,367	76,178	195,212	180,981
Selling, general and administrative expenses	64,559	59,265	183,401	169,144
Operating profit	18,808	16,913	11,811	11,837
Interest income (expense), net	111	(37)	284	22
Other (expense) income, net	(326)	11	(798)	253
Earnings before income taxes	18,593	16,887	11,297	12,112
Provision for income taxes	6,671	6,192	4,432	4,392
Net income	$11,922	$10,695	$6,865	$7,720
Basic earnings per share	$0.48	$0.44	$0.28	$0.31
Diluted earnings per share	$0.48	$0.43	$0.28	$0.31
Weighted average shares used in computation of earnings per share:
Basic	24,712	24,485	24,660	24,798
Diluted	24,804	24,622	24,845	24,982

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$11,922	$10,695	$6,865	$7,720
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(1,368)	(1,888)	8,416	441
Net change in unrealized gain/loss on available-for-sale securities	(23)	(8)	5	108
Other comprehensive (loss) income, net	(1,391)	(1,896)	8,421	549
Comprehensive income	$10,531	$8,799	$15,286	$8,269

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net income	—	—	—	6,865	6,865
Other comprehensive income, net	—	—	8,421	—	8,421
Issuance and exercise of stock-based awards	307	526	—	—	526
Stock-based compensation expense	—	3,720	—	—	3,720
Balance at October 28, 2017	25,252	$145,230	$(8,067)	$189,420	$326,583

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net income	—	—	—	7,720	7,720
Other comprehensive income, net	—	—	549	—	549
Issuance and exercise of stock-based awards, including net tax loss of $809	386	1,346	—	—	1,346
Stock-based compensation expense	—	3,399	—	—	3,399
Repurchase of common stock	(1,195)	—	—	(20,540)	(20,540)
Balance at October 29, 2016	24,899	$139,758	$(14,698)	$164,371	$289,431

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$6,865	$7,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,338	21,178
Deferred taxes	(2,625)	(4,983)
Stock-based compensation expense	3,720	3,399
Other	1,189	221
Changes in operating assets and liabilities:
Receivables	(2,449)	(1,361)
Inventories	(48,491)	(51,047)
Prepaid expenses and other current assets	(578)	(3,183)
Trade accounts payable	35,693	35,873
Accrued payroll and payroll taxes	699	(631)
Income taxes payable	2,856	(708)
Deferred rent and tenant allowances	(1,240)	(1,035)
Other liabilities	(2,108)	(1,459)
Net cash provided by operating activities	13,869	3,984
Cash flows from investing activities:
Additions to fixed assets	(19,072)	(16,829)
Acquisition, net of cash acquired	—	(5,395)
Purchases of marketable securities and other investments	(80,198)	(48,232)
Sales and maturities of marketable securities and other investments	63,365	49,986
Net cash used in investing activities	(35,905)	(20,470)
Cash flows from financing activities:
Proceeds from revolving credit facilities	19,412	17,849
Payments on revolving credit facilities	(7,841)	(5,813)
Repurchase of common stock	—	(21,607)
Proceeds from issuance and exercise of stock-based awards	697	851
Payments for tax withholdings on equity awards	(171)	(95)
Net cash provided by (used in) financing activities	12,097	(8,815)
Effect of exchange rate changes on cash and cash equivalents	352	139
Net decrease in cash and cash equivalents	(9,587)	(25,162)
Cash and cash equivalents, beginning of period	20,247	43,163
Cash and cash equivalents, end of period	$10,660	$18,001
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$4,434	$10,042
Accrual for purchases of fixed assets	2,190	2,236

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At October 28, 2017, we operated 694 stores; 604 in the United States (“U.S.”), 51 in Canada, 32 in Europe, and 7 in Australia.  We operate under the names Zumiez, Blue Tomato, and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended October 28, 2017 and October 29, 2016 were 13-week periods. The nine months ended October 28, 2017 and October 29, 2016 were 39-week periods.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows.  The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting.  The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this standard beginning January 29, 2017. The amendment related to accounting for excess tax benefits and deficiencies was adopted prospectively, resulting in recognition of excess tax deficiencies against income tax benefit rather than additional paid-in capital of $0.5 million for the nine months ended October 28, 2017.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016.  In August 2015, the FASB issued updated guidance deferring the effective date for the fiscal year beginning after December 15, 2017 and will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We will adopt using a modified retrospective approach. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,764	$—	$—	$9,764
Money market funds	896	—	—	896
Total cash and cash equivalents	10,660	—	—	10,660
Marketable securities:
State and local government securities	58,893	21	(35)	58,879
Variable-rate demand notes	16,230	—	—	16,230
Total marketable securities	$75,123	$21	$(35)	$75,109

	January 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,190	$—	$—	$19,190
Money market funds	657	—	—	657
State and local government securities	400	—	—	400
Total cash and cash equivalents	20,247	—	—	20,247
Marketable securities:
State and local government securities	19,151	8	(30)	19,129
Variable-rate demand notes	39,450	—	—	39,450
Total marketable securities	$58,601	$8	$(30)	$58,579

All of our marketable securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	31,974	(34)	1,514	(1)	33,488	(35)
Total marketable securities	$31,974	$(34)	$1,514	$(1)	$33,488	$(35)

	January 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	8,702	(30)	—	—	8,702	(30)
Total marketable securities	$8,702	$(30)	$—	$—	$8,702	$(30)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 28, 2017 or October 29, 2016.

3. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Minimum rent expense	$19,604	$18,803	$57,898	$55,213
Contingent rent expense	799	674	2,016	1,547
Total rent expense (1)	$20,403	$19,477	$59,914	$56,760

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.4 million and $31.2 million for the three and nine months ended October 28, 2017 and $10.2 million and $30.7 million for the three and nine months ended October 29, 2016.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at October 28, 2017 are as follows (in thousands):

Fiscal 2017	$18,335
Fiscal 2018	69,811
Fiscal 2019	63,005
Fiscal 2020	58,728
Fiscal 2021	53,256
Thereafter	152,681
Total (1)	$415,816

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At October 28, 2017, we had outstanding purchase orders to acquire merchandise from vendors of $172.7 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at October 28, 2017 and January 28, 2017 was $2.7 million and $2.3 million.

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

There were no borrowings outstanding under the ABL Facility at October 28, 2017 and at January 28, 2017. We had $0.1 million in open commercial letters of credit outstanding under these lines of credit at October 28, 2017 and no open commercial letters of credit outstanding at January 28, 2017.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($23.8 million) at October 28, 2017, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount. There was $11.4 million of borrowings outstanding at October 28, 2017 and no borrowings outstanding at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at October 28, 2017 and at January 28, 2017.

5. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$896	$—	$—
Marketable securities:
State and local government securities	—	58,879	—
Variable-rate demand notes	—	16,230	—
Other long-term assets:
Money market funds	1,746	—	—
Equity investments	—	—	141
Total	$2,642	$75,109	$141

	January 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$657	$—	$—
State and local government securities	400	—	—
Marketable securities:
State and local government securities	—	19,129	—
Variable-rate demand notes	—	39,450	—
Other long-term assets:
Money market funds	1,557	—	—
Equity investments	—	—	116
Total	$2,614	$58,579	$116

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

There were no material assets measured at fair value on a nonrecurring basis for the three and nine months ended October 28, 2017 and October 29, 2016.

6. Stockholders’ Equity

Share Repurchase—In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was completed at January 28, 2017. There was no share repurchase activity during the nine months ended October 28, 2017 and 1.2 million shares repurchased during the nine months ended October 29, 2016.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Three months ended October 28, 2017:
Balance at July 29, 2017	$(6,690)	$14	$(6,676)
Other comprehensive loss, net (1)	(1,368)	(23)	(1,391)
Balance at October 28, 2017	$(8,058)	$(9)	$(8,067)
Three months ended October 29, 2016:
Balance at July 30, 2016	$(12,807)	$5	$(12,802)
Other comprehensive loss, net (1)	(1,888)	(8)	(1,896)
Balance at October 29, 2016	$(14,695)	$(3)	$(14,698)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Nine months ended October 28, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	8,416	5	8,421
Balance at October 28, 2017	$(8,058)	$(9)	$(8,067)
Nine months ended October 29, 2016:
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive income, net (1)	441	108	549
Balance at October 29, 2016	$(14,695)	$(3)	$(14,698)

(1)

Other comprehensive (loss) income is net of immaterial taxes for the three and nine months ended October 28, 2017 and October 29, 2016 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cost of goods sold	$238	$239	$743	$686
Selling, general and administrative expenses	982	939	2,977	2,713
Total stock-based compensation expense	$1,220	$1,178	$3,720	$3,399

At October 28, 2017, there was $7.8 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2017	442	$23.05
Granted	289	$17.19
Vested	(178)	$22.70
Forfeited	(22)	$19.72
Outstanding at October 28, 2017	531	$20.11	$9,524

We had 0.3 million stock options outstanding at October 28, 2017 with a weighted average exercise price of $22.82 and 0.2 million stock options outstanding at January 28, 2017 with a weighted average exercise price of $25.61.

8. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$11,922	$10,695	$6,865	$7,720
Weighted average common shares for basic earnings per share:	24,712	24,485	24,660	24,798
Dilutive effect of stock options and restricted stock	92	137	185	184
Weighted average common shares for diluted earnings per share:	24,804	24,622	24,845	24,982
Basic earnings per share	$0.48	$0.44	$0.28	$0.31
Diluted earnings per share	$0.48	$0.43	$0.28	$0.31

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.3 million for the three and nine months ended October 28, 2017 and 0.2 million for the three and nine months ended October 29, 2016.

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

Fiscal 2017 is the 53-week period ending February 3, 2018. Fiscal 2016 is the 52-week period ending January 28, 2017. The first nine months of fiscal 2017 was the 39-week period ended October 28, 2017. The first nine months of fiscal 2016 was the 39-week period ended October 29, 2016.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	65.6	68.5	68.4
Gross profit	33.9	34.4	31.5	31.6
Selling, general and administrative expenses	26.2	26.8	29.6	29.5
Operating profit	7.7	7.6	1.9	2.1
Interest and other (expense) income, net	(0.1)	—	(0.1)	—
Earnings before income taxes	7.6	7.6	1.8	2.1
Provision for income taxes	2.7	2.8	0.7	0.8
Net income	4.9%	4.8%	1.1%	1.3%

Three Months (13 weeks) Ended October 28, 2017 Compared With Three Months (13 weeks) Ended October 29, 2016

Net Sales

Net sales were $245.8 million for the three months ended October 28, 2017 compared to $221.4 million for the three months ended October 29, 2016, an increase of $24.4 million or 11.0%.  The increase primarily reflected the increase in comparable sales of $17.3 million and the net addition of 6 stores (made up of 11 new stores in North America, 4 new stores in Europe and 2 new stores in Australia partially offset by 11 store closures in North America) subsequent to October 29, 2016.  By region, North America sales increased $20.2 million or 10.0% and other international sales (which consists of Europe and Australia sales) increased $4.2 million or 22.5% for the three months ended October 28, 2017 compared to the three months ended October 29, 2016.

Comparable sales increased 7.9% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were primarily driven by an increase in men’s clothing and to a lesser extent junior’s clothing. These increases were partially offset by decreases in comparable sales primarily in accessories and to a lesser extent hardgoods and then footwear.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $83.4 million for the three months ended October 28, 2017 compared to $76.2 million for the three months ended October 29, 2016, an increase of $7.2 million, or 9.4%.  As a percent of net sales, gross profit decreased 50 basis points for the three months ended October 28, 2017 to 33.9%.  The decrease was primarily driven by an 80 basis point increase in inventory shrinkage and 40 basis point decrease in product margin partially offset by a 90 basis point increase due to the leveraging of our store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $64.6 million for the three months ended October 28, 2017 compared to $59.3 million for the three months ended October 29, 2016, an increase of $5.3 million, or 8.9%.  SG&A expenses as a percent of net sales decreased 60 basis points for the three months ended October 28, 2017 to 26.2%. The decrease was primarily driven by 90 basis points from the leveraging of our store costs partially offset by a 40 basis point increase related to annual incentive compensation.

Net Income

Net income for the three months ended October 28, 2017 was $11.9 million, or $0.48 per diluted share, compared with net income of $10.7 million, or $0.43 per diluted share, for the three months ended October 29, 2016.  Our effective income tax rate for the three months ended October 28, 2017 was 35.9% compared to 36.7% for the three months ended October 29, 2016.

Nine Months (39 weeks) Ended October 28, 2017 Compared With Nine Months (39 weeks) Ended October 29, 2016

Net Sales

Net sales were $619.2 million for the nine months ended October 28, 2017 compared to $572.6 million for the nine months ended October 29, 2016, an increase of $46.5 million or 8.1%.  The increase primarily reflected an increase in comparable sales of $28.7 million and the net addition of 6 stores (made up of 11 new stores in North America, 4 new stores in Europe and 2 new stores in Australia offset by 11 store closures in North America) subsequent to October 29, 2016.  By region, North America sales increased $36.9 million or 7.0% and other international sales (which consists of Europe and Australia) increased $9.6 million or 20.2% for the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016.

Comparable sales increased 5.1% primarily driven by an increase in comparable transactions slightly offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were driven by an increase in men’s clothing and to a lesser extent junior’s clothing. These increases were partially offset by decreases in comparable sales primarily from hardgoods and to a lesser extent accessories and then footwear.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $195.2 million for the nine months ended October 28, 2017 compared to $181.0 million for the nine months ended October 29, 2016, an increase of $14.2 million, or 7.9%.  As a percent of net sales, gross profit decreased 10 basis points for the nine months ended October 28, 2017 to 31.5%.  The decrease was primarily driven by a 50 basis point increase in inventory shrinkage and 20 basis point increase related to investment in salaries and annual incentive compensation partially offset by a 60 basis point increase due to the leveraging of our store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $183.4 million for the nine months ended October 28, 2017 compared to $169.1 million for the nine months ended October 29, 2016, an increase of $14.3 million, or 8.4%.  SG&A expenses as a percent of net sales increased by 10 basis points for the nine months ended October 28, 2017 to 29.6%.  The increase was primarily driven by 40 basis points related to annual incentive compensation and a 20 basis point increase due to investment in salaries and increases in minimum wage partially offset by a 50 basis point decrease due to the leveraging of our store costs.

Net Income

Net income for the nine months ended October 28, 2017 was $6.9 million, or $0.28 per diluted share, compared with net income of $7.7 million, or $0.31 per diluted share, for the nine months ended October 29, 2016.  Our effective income tax rate for the nine months ended October 28, 2017 was 39.2% compared to 36.3% for the nine months ended October 29, 2016. The increase in effective tax rate was primarily due to $0.5 million of excess tax deficiencies for share-based payments during the nine months ended October 28, 2017. Refer to “Recent Accounting Standards” section in Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

During fiscal 2017, we expect to spend approximately $24 million to $26 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 19 new stores we remain on track to open in fiscal 2017 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2017 will not be different from the number of stores we plan to open, or that actual fiscal 2017 capital expenditures will not differ from our expectations.

Operating Activities

Net cash provided by operating activities increased by $9.9 million to $13.9 million for the nine months ended October 28, 2017 from $4.0 million for the nine months ended October 29, 2016.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $35.9 million for the nine months ended October 28, 2017, related to $19.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $16.8 million in net purchases of marketable securities.  Net cash used in investing activities was $20.5 million for the nine months ended October 29, 2016, related to $16.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $5.4 million for the acquisition of Fast Times (net of cash acquired) partially offset by $1.8 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended October 28, 2017 was $12.1 million, primarily related to $11.6 million in net proceeds from revolving credit facilities and $0.7 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash used in financing activities for the nine months ended October 29, 2016 was $8.8 million, primarily related to $21.6 million cash paid for the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $12.0 million in net proceeds from revolving credit facilities and $0.9 million proceeds from the issuance and exercise of stock-based awards.

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

There were no borrowings outstanding under the ABL Facility at October 28, 2017 and at January 28, 2017. We had $0.1 million in open commercial letters of credit outstanding under these lines of credit at October 28, 2017 and no open commercial letters of credit outstanding under these lines of credit at January 28, 2017.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($23.8 million at October 28, 2017), the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $11.4 million of borrowings outstanding at October 28, 2017 and no borrowings outstanding at January 28, 2017. We had no open commercial letters of credit outstanding under these lines of credit at October 28, 2017 and at January 28, 2017.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 28, 2017.  The following table summarizes the total amount of future payments due under our contractual obligations at October 28, 2017 (in thousands):

	Total	Fiscal 2017	Fiscal 2018 and Fiscal 2019	Fiscal 2020 and Fiscal 2021	Thereafter
Operating lease obligations (1)	$415,816	$18,335	$132,816	$111,984	$152,681
Purchase obligations (2)	172,695	172,695	—	—	—
Total	$588,511	$191,030	$132,816	$111,984	$152,681

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

Off-Balance Sheet Arrangements

At October 28, 2017, we did not have any off-balance sheet arrangements.

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

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations.  Furthermore, we depend on generating increased traffic to our websites and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality on-line customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

Our market risk profile at October 28, 2017 has not significantly changed since January 28, 2017. Our market risk profile at January 28, 2017 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 28, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of our common stock during the thirteen weeks ended October 28, 2017.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 28, 2017 (unaudited) and January 28, 2017; (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended October 28, 2017 and October 29, 2016; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 28, 2017 and October 29, 2016; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 28, 2017 and October 29, 2016; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2017 and October 29, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 4, 2017	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)