Form 10-K
period 2018-02-03
Zumiez Inc
filed 2018-03-19
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 28, 2017, was $312,859,068 .  At March 12, 2018, there were 25,249,514 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 6, 2018, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2018 will be the 52 week period ending February 2, 2019. Fiscal 2017 was the 53 week period ending February 3, 2018. Fiscal 2016 was the 52 week period ending January 28, 2017. Fiscal 2015 was the 52 week period ending January 30, 2016.  Fiscal 2014 was the 52-week period ending January 31, 2015.  Fiscal 2013 was the 52-week period ending February 1, 2014.

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

At February 3, 2018, we operated 698 stores; 607 in the United States (“U.S.”), 50 in Canada, 34 in Europe and 7 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

We acquired Blue Tomato (“Blue Tomato”) during fiscal 2012.  Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods. We acquired Fast Times Skateboarding (“Fast Times”) during fiscal 2016. Fast Times is an Australian specialty retailer of skateboards, hardware, apparel and footwear.

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

Over our 39-year history, we have developed a corporate culture based on a passion for serving our customers through the lens of action sports, streetwear and other unique lifestyles.  We have increased our store count from 500 as of the end of fiscal 2012 to 698 as of the end of fiscal 2017, representing a compound annual growth rate of 6.9%; increased net sales from $669.4 million in fiscal 2012 to $927.4 million in fiscal 2017, representing a compound annual growth rate of 6.7%; and been profitable in every fiscal year of our 39-year history.

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

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides store expansion opportunities throughout the U.S., Canada, Europe and Australia.  During the last three fiscal years, we have opened or acquired 109 new stores consisting of 19 stores in fiscal 2017, 33 stores in fiscal 2016 and 57 stores in fiscal 2015.  We have successfully opened or acquired stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts.  To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 13 new stores in fiscal 2018, including stores in our existing markets and in new markets internationally.  The number of anticipated store openings may increase or decrease due to market conditions and other factors.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music, and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 8.5%, 7.3% and 7.2% of our net sales in fiscal 2017, 2016 and 2015.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2017, 2016 and 2015, our private label merchandise represented 16.8%, 20.2% and 21.0% of our net sales.

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

Stores

Store Locations. At February 3, 2018, we operated 698 stores in the following locations:

United States and Puerto Rico - 607 Stores
Alabama	4	Indiana	10	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	12	Kansas	3	New Jersey	19	South Dakota	2
Arkansas	3	Kentucky	4	New Mexico	5	Tennessee	9
California	91	Louisiana	6	New York	34	Texas	51
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	9	Maryland	11	North Carolina	13	Vermont	1
Delaware	4	Massachusetts	11	North Dakota	4	Virginia	14
Florida	33	Michigan	13	Ohio	13	Washington	27
Georgia	13	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	19	Montana	5	Puerto Rico	4

Canada - 50 Stores
Alberta	8	New Brunswick	1	Saskatoon	2
British Columbia	11	Nova Scotia	2
Manitoba	2	Ontario	24

Europe - 34 Stores
Austria	13
Germany	17
Switzerland	4

Australia - 7 Stores
Victoria	6
Queensland	1

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2017	19	—	6	698
2016	28	5	6	685
2015	57	—	2	658

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At February 3, 2018, our stores averaged approximately 2,900 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Internationally, we operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.  We operate a distribution and ecommerce fulfillment center located in Graz, Austria that support our Blue Tomato operations in Europe. We also operate a distribution and ecommerce fulfillment center located in Melbourne, Australia to support our Fast Times operations in Australia.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2017, approximately 60% of our net sales and all of our net income occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At February 3, 2018, we employed approximately 2,400 full-time and approximately 6,500 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

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

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent.  If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations. Furthermore, we depend on generating increased traffic to our websites and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality on-line customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

We may, from time to time, acquire businesses, such as our acquisition of Blue Tomato, which operates primarily in the European market, and Fast Times, which operates in the Australian market.  We may experience difficulties in integrating any businesses we may acquire, including their stores, websites, facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities.  If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

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

The reduction of total outstanding shares through the execution of a share repurchase program of common stock may increase the risk that a group of shareholders could form a group to become a controlling shareholder.

A share repurchase program may be conducted from time to time under authorization made by our Board of Directors.  We do not have a controlling shareholder, nor are we aware of any shareholders that have formed a “group” (defined as when two or more persons agree to act together for the purposes of acquiring, holding, voting or otherwise disposing of the equity securities of an issuer). The reduction of total outstanding shares through the execution of a share repurchase program of common stock may increase the risk that a group of shareholders could form a group to become a controlling shareholder.

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

All of our stores are occupied under operating leases and encompassed approximately 2.0 million total square feet at February 3, 2018.

We own approximately 356,000 square feet of land in Lynnwood, Washington on which we own a 63,071 square foot home office.  Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada.  We lease a 90,826 square feet distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  We lease a 10,010 square feet distribution and ecommerce fulfillment center in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 3, 2018, there were 25,248,797 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2017	High	Low
First Fiscal Quarter (January 29, 2017—April 29, 2017)	$21.75	$15.90
Second Fiscal Quarter (April 30, 2017—July 29, 2017)	$18.60	$11.60
Third Fiscal Quarter (July 30, 2017—October 28, 2017)	$20.10	$11.43
Fourth Fiscal Quarter (October 29, 2017—February 3, 2018)	$24.45	$16.90

Fiscal 2016	High	Low
First Fiscal Quarter (January 31, 2016—April 30, 2016)	$22.14	$16.33
Second Fiscal Quarter (May 1, 2016—July 30, 2016)	$17.12	$13.50
Third Fiscal Quarter (July 31, 2016—October 29, 2016)	$23.07	$14.42
Fourth Fiscal Quarter (October 30, 2016—January 28, 2017)	$26.55	$18.20

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on February 2, 2013 and ending on February 3, 2018.  The comparison assumes $100 was invested on February 2, 2013 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	2/2/13	2/1/14	1/31/15	1/30/16	1/28/17	2/3/18

Zumiez	100.00	101.94	176.65	85.79	89.29	97.35
NASDAQ Composite	100.00	133.35	152.66	153.70	187.33	249.85
NASDAQ Retail Trade	100.00	127.95	143.20	176.42	213.33	270.58

Holders of the Company’s Capital Stock

We had approximately 450 shareholders of record as of March 12, 2018.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended February 3, 2018 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
October 29, 2017—November 25, 2017	—	$—	—	$—
November 26, 2017—December 30, 2017	—	—	—	—
December 31, 2017—February 3, 2018	1	21.15	—	—
Total	1		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. There was no authorized share repurchase program during the fiscal year ended February 3, 2018.

(2)

During the thirteen weeks ended February 3, 2018, 957 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2017 (1)	Fiscal 2016	Fiscal 2015 (2)	Fiscal 2014 (3)	Fiscal 2013 (4)
Statement of Operations Data (in thousands, except per share data):
Net sales	$927,401	$836,268	$804,183	$811,551	$724,337
Cost of goods sold	617,527	561,266	535,559	524,468	462,577
Gross profit	309,874	275,002	268,624	287,083	261,760
Selling, general and administrative expenses	261,114	235,259	222,459	215,512	188,918
Operating profit	48,760	39,743	46,165	71,571	72,842
Interest income, net	495	32	529	637	711
Other (expense) income, net	(852)	449	(833)	(557)	(1,589)
Earnings before income taxes	48,403	40,224	45,861	71,651	71,964
Provision for income taxes	21,601	14,320	17,076	28,459	26,016
Net income	$26,802	$25,904	$28,785	$43,192	$45,948
Earnings per share:
Basic	$1.09	$1.05	$1.05	$1.50	$1.54
Diluted	$1.08	$1.04	$1.04	$1.47	$1.52
Weighted average shares outstanding:
Basic	24,679	24,727	27,497	28,871	29,810
Diluted	24,878	24,908	27,673	29,288	30,206

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$121,905	$78,826	$75,554	$154,644	$117,155
Working capital	179,916	137,766	129,755	191,351	168,472
Total assets	499,510	426,683	414,695	493,705	443,403
Total long-term liabilities	44,348	46,035	48,596	52,734	46,375
Total shareholders’ equity	355,915	307,051	296,957	359,524	335,654

Other Financial Data (in thousands, except gross margin and operating margin):
Gross profit	33.4%	32.9%	33.4%	35.4%	36.1%
Operating margin	5.2%	4.8%	5.7%	8.8%	10.1%
Capital expenditures	$24,062	$20,400	$34,834	$35,758	$35,969
Depreciation, amortization and accretion	$27,288	$27,916	$30,410	$29,167	$26,596

Company Data:
Number of stores open at end of period	698	685	658	603	551
Comparable sales increase (decrease) (5)	5.9%	(0.2%)	(5.3%)	4.6%	(0.3%)
Net sales per store (6) (in thousands)	$1,333	$1,235	$1,256	$1,390	$1,366
Total store square footage (7) (in thousands)	2,041	2,009	1,935	1,770	1,624
Average square footage per store (8)	2,924	2,932	2,941	2,936	2,947
Net sales per square foot (9)	$456	$420	$427	$473	$462

(1)

Fiscal 2017 was a 53-week period. All other fiscal year presented are 52-week periods. Included in the results for fiscal 2017 is $3.8 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate and $3.4 million in our provision for income taxes due to a valuation allowance against our deferred tax assets in Austria partially offset by a $0.5 million decrease related to U.S. federal tax legislation.

(2)

Included in the results for fiscal 2015 is $1.2 million for the exit costs associated with the closure of our Kansas fulfillment center, $0.6 million for the expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato and an expense of $0.9 million of amortization of intangible assets.

(3)

Included in the results for fiscal 2014 is $6.4 million for the expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato and an expense of $2.3 million of amortization of intangible assets.

(4)

Included in the results for fiscal 2013 are the following charges: a) a benefit of $2.7 million representing the correction of an error related to our calculation to account for rent expense on a straight-line basis, b) a benefit of $2.6 million for the reversal of the previously recorded expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato, c) an expense of $2.3 million for the amortization of intangible assets, d) an expense of $1.3 million for a litigation settlement and e) a benefit of $0.4 million for the release of a valuation allowance to net operating losses in foreign subsidiaries.

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

Fiscal 2017—A Review of This Past Year

In fiscal 2017, we continued to see strong sales results carrying forward from the latter half of fiscal 2016 driven by key brands and fashion trends in the market, as well as returns on our consistent investments in the training of our sales associates.  Our focus remains centered on the customer; including launching over 150 new brands during fiscal 2017 bringing continued uniqueness in our product offerings and providing us with growth drivers for the future.  The full year comparable sales for fiscal 2017 increased 5.9%.  Operating margins increased from the prior year due primarily to leverage of our occupancy costs and product margin improvements.  Though store growth was less in fiscal 2017 than in the prior year, we continued to make investments in our North America store footprint adding 12 new stores during fiscal 2017.  We also added 5 new stores to our Blue Tomato operations in Europe and 2 new stores to our Fast Times operations in Australia.

As a leading lifestyle retailer we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all our platforms. We have made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer, which we believe is critical for our long-term financial performance.  We are continuing to deliver our on-line orders in North America from our stores, which has provided significant improvements in speed of delivery to our customers and the overall experience. In store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, and providing additional selling opportunities.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2017 compared to fiscal 2016. Fiscal 2017 results include $3.8 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate and $3.4 million in our provision for income taxes due to a valuation allowance against our deferred tax assets in Austria partially offset by $0.5 million related to U.S. federal tax legislation. The combined impact of these items reduced net income and earnings per share by $0.5 million and $0.02 respectively.

	Fiscal 2017	Fiscal 2016	% Change
Net sales (in thousands)	$927,401	$836,268	11%
Operating profit (in thousands)	$48,760	$39,743	23%
Operating margin	5.2%	4.8%
Diluted earnings per share	$1.08	$1.04	4%

(1)	Fiscal 2017 was a 53-week period and fiscal 2016 was a 52-week period.

The increase in net sales was driven primarily by a 5.9% comparable sales increase and the net addition of 13 stores (19 new stores offset by 6 store closures). The increase in comparable sales was driven by an increase in transactions, partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. Operating margin increased in fiscal 2017 compared to fiscal 2016 primarily as a result of gross margin improvements.

Fiscal 2018—A Look At the Upcoming Year

We are entering 2018 with six consecutive quarters of positive comparable sales growth behind us and strong brand and fashion trends in the business. In 2018, our focus will be on continued execution of our core culture and brand strategies as well as strategic investments centered on long-term quality growth. These investments will be largely focused on the continued roll-out of our new Customer Engagement Suite, continued investment in our people, and other investments focused on creating operational efficiencies and enhancing the customer experience.  As we are closer to our targeted number of stores in North America, we expect that total store count growth in fiscal 2018 will be less than in fiscal 2017.  In Europe and Australia, we continue to believe we have growth ahead and our planning 7 stores, consistent with the 7 we opened in fiscal 2017.

In fiscal 2018, we expect our cost structure will grow at a slower rate than 2017, primarily tied to the impact on 2017 growth of incentive compensation and expense initiatives across the organization. We anticipate inventory levels per square foot will grow roughly in-line with sales growth.  Excluding any possible share buy-backs, we expect cash, short-term investments and working capital to increase, and do not anticipate any new long-term borrowings during the year.  Long-term we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.6%	67.1%	66.6%
Gross profit	33.4%	32.9%	33.4%
Selling, general and administrative expenses	28.2%	28.1%	27.7%
Operating profit	5.2%	4.8%	5.7%
Interest and other (expense) income, net	0.0%	0.0%	0.0%
Earnings before income taxes	5.2%	4.8%	5.7%
Provision for income taxes	2.3%	1.7%	2.1%
Net income	2.9%	3.1%	3.6%

Fiscal 2017 Results Compared With Fiscal 2016

Net Sales

Fiscal 2017 was a 53-week period and fiscal 2016 was a 52-week period. Net sales for fiscal 2017 include an additional week and comparable sales are calculated using the comparable sales for the comparable 53-week period.

Net sales were $927.4 million for fiscal 2017 compared to $836.3 million for fiscal 2016, an increase of $91.1 million or 10.9%.  The increase reflected a $48.6 million increase due to comparable sales and a $23.6 million increase due to the net addition of 13 stores (made up of 12 new stores in North America, 5 new stores in Europe, and 2 new stores in Australia offset by 6 store closures).  Net sales include $10.3 million related to the additional week in the 53-week period and a $6.3 million increase due to changes in foreign currency rates. By region, North America sales increased $73.9 million or 9.8% and other international sales increased $17.2 million or 20.8% during fiscal 2017 compared to fiscal 2016.

The 5.9% increase in comparable sales was primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were primarily driven by an increase in men’s apparel followed by women’s apparel. These increases were partially offset by decreases in comparable sales primarily in accessories followed by hardgoods and then footwear.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $309.9 million for fiscal 2017 compared to $275.0 million for fiscal 2016, an increase of $34.9 million, or 12.7%.  As a percentage of net sales, gross profit increased 50 basis points in fiscal 2017 to 33.4%.  The increase was primarily driven by an 80 basis point impact due to leveraging of our store occupancy costs, 30 basis points related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate and 20 basis points on product margin. These were partially offset by 60 basis points in higher inventory shrinkage and 10 basis points due to higher annual incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $261.1 million for fiscal 2017 compared to $235.3 million for fiscal 2016, an increase of $25.9 million, or 11.0%.  SG&A expenses as a percent of net sales increased by 10 basis points in fiscal 2017 to 28.2%.  The increase was primarily driven by 60 basis points from higher annual incentive compensation partially offset by 50 basis points due to the leverage of store costs.

Net Income

Net income for fiscal 2017 was $26.8 million, or $1.08 per diluted share, compared with net income of $25.9 million, or $1.04 per diluted share, for fiscal 2016.  Our effective income tax rate for fiscal 2017 was 44.6% compared to 35.6% for fiscal 2016.  The increase in the effective tax rate for fiscal 2017 compared to fiscal 2016 was primarily related to $3.4 million or 7.0% from the valuation allowance against our deferred tax assets in Austria.

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

The 0.2% decrease in comparable sales was primarily driven by a decrease in dollars per transaction partially offset by an increase in comparable transactions.  Dollars per transaction decreased due to a decrease in units per transaction and average unit retail.  Comparable sales were primarily driven by a decrease in hardgoods followed by footwear, women’s apparel, and accessories. These decreases were partially offset by a comparable sales increase in men’s apparel.  For information as to how we define comparable sales, see “General” above.

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

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$181,155	$192,245	$245,756	$308,245
Gross profit	$52,049	$59,796	$83,367	$114,662
Operating (loss) profit	$(6,234)	$(762)	$18,808	$36,948
Net (loss) income	$(4,448)	$(608)	$11,922	$19,936
Basic (loss) earnings per share	$(0.18)	$(0.02)	$0.48	$0.81
Diluted (loss) earnings per share	$(0.18)	$(0.02)	$0.48	$0.80
Number of stores open at the end of the period	688	692	694	698
Comparable sales increase	1.8%	4.7%	7.9%	7.5%

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$172,970	$178,272	$221,391	$263,635
Gross profit	$49,958	$54,844	$76,178	$94,022
Operating (loss) profit	$(3,941)	$(1,136)	$16,913	$27,907
Net (loss) income	$(2,137)	$(838)	$10,695	$18,184
Basic (loss) earnings per share	$(0.08)	$(0.03)	$0.44	$0.74
Diluted (loss) earnings per share	$(0.08)	$(0.03)	$0.43	$0.74
Number of stores open at the end of the period	663	673	688	685
Comparable sales (decrease) increase	(7.5%)	(4.9%)	4.0%	5.1%

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

At February 3, 2018 and January 28, 2017, cash, cash equivalents and current marketable securities were $121.9 million and $78.8 million.  Working capital, the excess of current assets over current liabilities, was $179.9 million at the end of fiscal 2017, an increase of 30.6% from $137.8 million at the end of fiscal 2016.  The increase in cash, cash equivalents and current marketable securities in fiscal 2017 was due primarily to cash provided by operating activities of $65.5 million, partially offset by $24.1 million of capital expenditures primarily related to the opening of 19 new stores and 20 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total cash provided by (used in)
Operating activities	$65,514	$48,458	$49,321
Investing activities	(63,970)	(51,515)	64,730
Financing activities	1,273	(20,077)	(91,472)
Effect of exchange rate changes on cash and cash equivalents	977	218	(278)
Increase (decrease) in cash and cash equivalents	$3,794	$(22,916)	$22,301

Operating Activities

Net cash provided by operating activities increased by $17.0 million in fiscal 2017 to $65.5 million from $48.5 million in fiscal 2016. Net cash provided by operating activities decreased by $0.8 million in fiscal 2016 to $48.5 million from $49.3 million in fiscal 2015. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes and excess tax benefit from stock-based compensation, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $64.0 million in fiscal 2017 related to $39.9 million in net purchases of marketable securities and $24.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $51.5 million in fiscal 2016 related to $25.7 million in net purchases of marketable securities, $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $5.4 million for the acquisition of Fast Times (net of cash acquired).  Net cash provided by investing activities was $64.7 million in fiscal 2015 related to $99.6 million in net sales of marketable securities partially offset by $34.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities in fiscal 2017 was $1.3 million related to $0.8 million of net proceeds on revolving credit facilities and $0.7 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock. Net cash used in financing activities in fiscal 2016 was $20.1 million related to $21.6 million cash paid for repurchase of common stock and $0.2 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $1.0 million in proceeds from issuance and exercises of stock-based award and $0.6 million of net proceeds on revolving credit facilities. Net cash used in financing activities in fiscal 2015 was $91.5 million primarily related to $92.2 million cash paid for repurchase of common stock and $0.3 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $1.2 million in proceeds from issuance and exercises of stock-based award.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash, cash equivalents and current marketable securities.  We expect these sources of liquidity and available borrowings under our revolving credit facilities will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months.  Beyond this time frame, if cash flows from operations are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future.  However, there can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

As of February 3, 2018, we maintained an asset-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, collateral agent, letter of credit issuer and lenders, which provides for a senior secured revolving credit facility of up to $100 million (“ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $10 million. The ABL Facility is available for working capital and other general corporate purposes.  The ABL Facility will mature on February 5, 2021. The ABL Facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the Company.  Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.  There were no borrowings outstanding under the ABL Facility at February 3, 2018 or January 28, 2017.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at February 3, 2018 or January 28, 2017.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($25.6 million) at February 3, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bears interest at 1.65%.  There was $0.9 million in borrowings outstanding under the revolving lines of credit at February 3, 2018 and no borrowing outstanding at January 3, 2018. There were no open commercial letters of credit outstanding under these revolving lines of credit at February 3, 2018 or January 28, 2017.

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

During fiscal 2017, we spent $24.1 million on capital expenditures, which consisted of $18.3 million of costs related to investment in 19 new stores and 20 remodeled or relocated stores, $3.2 million associated with improvements to our websites and the Customer Engagement Suite and $2.6 million in other improvements.

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

In fiscal 2018, we expect to spend approximately $21 million to $23 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 13 new stores we plan to open in fiscal 2018 and remodels or relocations of existing stores and improvements to our websites and the Customer Engagement Suite. There can be no assurance that the number of stores that we actually open in fiscal 2018 will not be different from the number of stores we plan to open, or that actual fiscal 2018 capital expenditures will not differ from this expected amount.

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

Valuation of Merchandise Inventories

We value our inventory at the lower of average cost or net realizable value through the establishment of write-down and inventory loss reserves.

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

A 10% decrease in the sales price of our inventory at February 3, 2018 would have decreased net income by $0.1 million in fiscal 2017.

A 10% increase in actual physical inventory shrinkage rate at February 3, 2018 would have decreased net income by $0.3 million in fiscal 2017.

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

Events that may result in an impairment include the decision to close a store or facility or a significant decrease in the operating performance of a long-lived asset group. Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, and long-term macro-economic and industry factors are qualitatively considered. Additionally, management seeks input from store operations related to local economic conditions, including the impact of closures of selected co-tenants who occupy the mall.

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

A 10% increase in our sales return reserve at February 3, 2018 would have decreased net income by $0.2 million in fiscal 2017.

A 10% increase in our unredeemed gift card breakage life at February 3, 2018 would have decreased net income by $0.6 million in fiscal 2017.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the consolidated balance sheets.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates.

The assessment of whether we will realize the value of our deferred tax assets requires estimates and judgments related to amount and timing of future taxable income. Actual results may differ from those estimates.

Additionally, changes in the relevant tax, accounting and other laws, regulations, principles and interpretations may adversely affect financial results.

Although management believes that the income tax related judgments and estimates are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

At February 3, 2018 and January 28, 2017, we had valuation allowances on our deferred tax assets of $3.6 million and $0.1 million, respectively.  During the fiscal year ended February 3, 2018, we increased the valuation allowance by $3.5 million due to the uncertainty of the realization of deferred tax assets related to net operating loss carryovers in Austria. Significant changes in performance or estimated taxable income may result in a change to our valuation allowance.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded.  As of October 29, 2017, the most recent impairment assessment date, the estimated fair value of our Blue Tomato reporting unit exceeded the carrying value by 10.4%.  As of February 3, 2018, the Blue Tomato reporting unit had $47.1 million of goodwill. The remaining reporting units had a fair value substantially in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2017.  The following table summarizes the total amount of future payments due under our contractual obligations at February 3, 2018 (in thousands):

			Fiscal 2019 and	Fiscal 2021 and
	Total	Fiscal 2018	Fiscal 2020	Fiscal 2022	Thereafter
Operating lease obligations (1)	$412,875	$70,813	$125,778	$104,799	$111,485
Purchase obligations (2)	208,545	205,201	3,344	—	—
Total	$621,420	$276,014	$129,122	$104,799	$111,485

(1)

Amounts do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.  See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.

(2)

We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At February 3, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2017, our net income would have decreased by $0.1 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit lines.  To the extent we borrow under this revolving credit lines, we are exposed to the market risk related to changes in interest rates.  At February 3, 2018, we had no borrowings outstanding under the ABL facility and $0.9 million borrowings outstanding under our revolving lines of credit.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates, fiscal 2017 net sales would have decreased or increased by approximately $15.3 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 3, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2018 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Zumiez Inc. as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 19, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Seattle, Washington

March 19, 2018

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 3, 2018 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2017 and 2016” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 3, 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 19, 2018

We have served as the Company’s auditor since 2007.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 3, 2018	January 28, 2017
Assets
Current assets
Cash and cash equivalents	$24,041	$20,247
Marketable securities	97,864	58,579
Receivables	17,027	12,538
Inventories	125,826	106,924
Prepaid expenses and other current assets	14,405	13,075
Total current assets	279,163	211,363
Fixed assets, net	128,852	129,651
Goodwill	62,912	56,001
Intangible assets, net	16,696	14,610
Deferred tax assets, net	4,174	7,041
Other long-term assets	7,713	8,017
Total long-term assets	220,347	215,320
Total assets	$499,510	$426,683

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$37,861	$25,529
Accrued payroll and payroll taxes	20,650	14,914
Income taxes payable	5,796	1,866
Deferred rent and tenant allowances	8,073	8,344
Other liabilities	26,867	22,944
Total current liabilities	99,247	73,597
Long-term deferred rent and tenant allowances	39,275	41,066
Other long-term liabilities	5,073	4,969
Total long-term liabilities	44,348	46,035
Total liabilities	143,595	119,632
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,249 shares issued and outstanding at February 3, 2018 and 24,945 shares issued and outstanding at January 28, 2017	146,523	140,984
Accumulated other comprehensive income (loss)	35	(16,488)
Retained earnings	209,357	182,555
Total shareholders’ equity	355,915	307,051
Total liabilities and shareholders’ equity	$499,510	$426,683

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net sales	$927,401	$836,268	$804,183
Cost of goods sold	617,527	561,266	535,559
Gross profit	309,874	275,002	268,624
Selling, general and administrative expenses	261,114	235,259	222,459
Operating profit	48,760	39,743	46,165
Interest income, net	495	32	529
Other (expense) income, net	(852)	449	(833)
Earnings before income taxes	48,403	40,224	45,861
Provision for income taxes	21,601	14,320	17,076
Net income	$26,802	$25,904	$28,785
Basic earnings per share	$1.09	$1.05	$1.05
Diluted earnings per share	$1.08	$1.04	$1.04
Weighted average shares used in computation of earnings per share:
Basic	24,679	24,727	27,497
Diluted	24,878	24,908	27,673

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$26,802	$25,904	$28,785
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	16,583	(1,338)	(3,931)
Net change in unrealized (loss) gain on available-for-sale investments	(60)	97	(38)
Other comprehensive income (loss), net	16,523	(1,241)	(3,969)
Comprehensive income	$43,325	$24,663	$24,816

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 31, 2015	29,418	$129,094	$(11,278)	$241,708	$359,524
Net income	—	—	—	28,785	28,785
Other comprehensive loss, net	—	—	(3,969)	—	(3,969)
Issuance and exercise of stock-based awards, including net tax benefit of $714	255	923	—	—	923
Stock-based compensation expense	—	4,996	—	—	4,996
Repurchase of common stock	(3,965)	—	—	(93,302)	(93,302)
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net income	—	—	—	25,904	25,904
Other comprehensive loss, net	—	—	(1,241)	—	(1,241)
Issuance and exercise of stock-based awards, including net tax loss of $887	432	1,393	—	—	1,393
Stock-based compensation expense	—	4,578	—	—	4,578
Repurchase of common stock	(1,195)	—	—	(20,540)	(20,540)
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net income	—	—	—	26,802	26,802
Other comprehensive income, net	—	—	16,523	—	16,523
Issuance and exercise of stock-based awards	304	507	—	—	507
Stock-based compensation expense	—	5,032	—	—	5,032
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$26,802	$25,904	$28,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	27,288	27,916	30,410
Deferred taxes	3,282	(2,555)	(2,698)
Stock-based compensation expense	5,032	4,578	4,996
Other	2,344	1,564	4,009
Changes in operating assets and liabilities:
Receivables	(3,216)	413	(1,184)
Inventories	(14,848)	(7,984)	(5,953)
Prepaid expenses and other current assets	(960)	(1,793)	(133)
Trade accounts payable	11,584	3,261	(9,103)
Accrued payroll and payroll taxes	5,359	2,313	(483)
Income taxes payable	3,575	(3,713)	1
Deferred rent and tenant allowances	(2,494)	(2,673)	2,613
Other liabilities	1,766	1,227	(1,939)
Net cash provided by operating activities	65,514	48,458	49,321
Cash flows from investing activities:
Additions to fixed assets	(24,062)	(20,400)	(34,834)
Acquisitions, net of cash acquired	—	(5,395)	—
Purchases of marketable securities and other investments	(129,036)	(86,826)	(59,286)
Sales and maturities of marketable securities and other investments	89,128	61,106	158,850
Net cash (used in) provided by investing activities	(63,970)	(51,515)	64,730
Cash flows from financing activities:
Proceeds from revolving credit facilities	21,466	23,079	43,173
Payments on revolving credit facilities	(20,700)	(22,429)	(43,255)
Repurchase of common stock	—	(21,607)	(92,235)
Proceeds from issuance and exercise of stock-based awards	698	1,014	1,144
Payments for tax withholdings on equity awards	(191)	(134)	(299)
Net cash provided by (used in) financing activities	1,273	(20,077)	(91,472)
Effect of exchange rate changes on cash and cash equivalents	977	218	(278)
Net increase (decrease) in cash and cash equivalents	3,794	(22,916)	22,301
Cash and cash equivalents, beginning of period	20,247	43,163	20,862
Cash and cash equivalents, end of period	$24,041	$20,247	$43,163
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$14,851	$20,462	$19,630
Accrual for purchases of fixed assets	1,300	1,191	1,166
Accrual for repurchase of common stock	—	—	1,067

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At February 3, 2018, we operated 698 stores; 607 in the United States (“U.S.”), 50 in Canada, 34 in Europe and 7 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal year ended February 3, 2018 was a 53-week period. The fiscal years ended January 28, 2017 and January 30, 2016 were 52-week periods.

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

Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary.  If the cost of an investment exceeds its fair value, we evaluate information about the underlying investment that is publicly available such as analyst reports, applicable industry data and other pertinent information and assess our intent and ability to hold the security.  For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not we will be required to sell the security before recovery.  The investment would be written down to its fair value at the time the impairment is deemed to have occurred and a new cost basis is established.  Future adverse changes in market conditions, poor operating results of underlying investments or other factors could result in losses that may not be reflected in an investment’s current carrying value, possibly requiring an impairment charge in the future.

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods.  The inventory reserve includes inventory whose net realizable value is below cost and an estimate for inventory shrinkage.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses for the period.  We have reserved for inventory at February 3, 2018 and January 28, 2017 in the amounts of $5.1 million and $4.8 million.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 3, 2018 and January 28, 2017 is $2.8 million and $2.7 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the assets or asset group to the carrying values.  The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, long-term macro-economic and industry factors are qualitatively considered.  Additionally, management seeks input from store operations related to local economic conditions. Impairment charges are included in selling, general and administrative expenses on the consolidated statements of income.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized upon delivery to the customer.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at February 3, 2018 was $2.6 million and at January 28, 2017 was $2.2 million.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in net sales after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption patterns.  For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, we recorded net sales related to gift card breakage income of $1.1 million, $1.1 million and $0.9 million.

Loyalty Program—We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the fair value of the points at the time the points are earned and estimated redemption rates. The revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed. During fiscal 2017, we recognized $3.8 million in revenue due to changes in the estimated redemption rate. The deferred revenue related to our customer loyalty program was $1.6 million at February 3, 2018 and $4.3 million at January 28, 2017.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $10.8 million, $10.0 million and $9.5 million for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not to be realized.  The valuation allowance on our deferred tax assets was $3.6 million at February 3, 2017 and $0.1 million at January 28, 2017.

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

Recent Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) as part of its simplification initiative that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Upon the adoption of the ASU, excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows rather than recorded in equity and reported in financing cash flows.  The guidance allows for the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting.  The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this standard beginning January 29, 2017. The ASU related to accounting for excess tax benefits and deficiencies was adopted prospectively, resulting in recognition of excess tax deficiencies in income tax expense rather than additional paid-in capital of $0.5 million for the fiscal year ended February 3, 2018. The amendment related to operating cash flows was adopted retrospectively, resulting in an immaterial change to net cash provided by operations and net cash used in financing activities for the year ended January 28, 2017 and January 30, 2016.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018. We are continuing to evaluate the impact of this standard. We expect this standard will have a material impact on our consolidated financial statements, primarily our consolidated balance sheets and related disclosures. Our current minimum lease commitments are disclosed in Note 9, “Commitments and Contingencies”.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this guidance beginning January 29, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance is effective for fiscal years beginning after December 15, 2017. We will adopt on February 4, 2018 using a modified retrospective approach. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,911	$—	$—	$21,911
Money market funds	2,130	—	—	2,130
Total cash and cash equivalents	24,041	—	—	24,041
Marketable securities:
State and local government securities	68,620	9	(130)	68,499
Variable-rate demand notes	29,365	—	—	29,365
Total marketable securities	$97,985	$9	$(130)	$97,864

	January 28, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$19,190	$—	$—	$19,190
Money market funds	657	—	—	657
State and local government securities	400	—	—	400
Total cash and cash equivalents	20,247	—	—	20,247
Marketable securities:
State and local government securities	19,151	8	(30)	19,129
Variable-rate demand notes	39,450	—	—	39,450
Total marketable securities	$58,601	$8	$(30)	$58,579

All of our available-for-sale securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 3, 2018
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)
Total marketable securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)

	January 28, 2017
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$8,702	$(30)	$—	$—	$8,702	$(30)
Total marketable securities	$8,702	$(30)	$—	$—	$8,702	$(30)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

4. Receivables

Receivables consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Credit cards receivable	$9,743	$7,671
Vendor receivable	3,497	1,855
Income tax receivable	1,008	568
Insurance receivable	843	273
Tenant allowances receivable	678	268
Other receivables	1,258	1,903
Receivables	$17,027	$12,538

5. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Leasehold improvements	$183,424	$173,916
Fixtures	88,267	86,612
Buildings, land and building and land improvements	28,160	28,118
Computer equipment, software, store equipment and other	35,782	33,555
Fixed assets, at cost	335,633	322,201
Less: Accumulated depreciation	(206,781)	(192,550)
Fixed assets, net	$128,852	$129,651

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cost of goods sold	$985	$1,049	$1,238
Selling, general and administrative expenses	25,246	25,843	26,113
Depreciation expense	$26,231	$26,892	$27,351

Impairment of Long-Lived Assets—We recorded $1.6 million, $1.9 million and $3.1 million of impairment of long-lived assets in selling, general and administrative expenses on the consolidated statements of income for the years ended February 3, 2018, January 28, 2017 and January 30, 2016.

6. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 30, 2016	$54,245
Goodwill acquired	2,568
Effects of foreign currency translation	(812)
Balance as of January 28, 2017	56,001
Effects of foreign currency translation	6,911
Balance as of February 3, 2018	$62,912

There was no impairment of goodwill for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$16,525	$—	$16,525
Intangible assets subject to amortization:
Developed technology	3,743	3,743	—
Customer relationships	2,774	2,774	—
Non-compete agreements	239	68	171
Total intangible assets	$23,281	$6,585	$16,696

	January 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,402	$—	$14,402
Intangible assets subject to amortization:
Developed technology	3,205	3,205	—
Customer relationships	2,375	2,375	—
Non-compete agreements	227	19	208
Total intangible assets	$20,209	$5,599	$14,610

There was no impairment of intangible assets for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

Amortization expense of intangible assets for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 was $0.1 million, $0.1 million and $0.9 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Accrued indirect taxes	$7,121	$4,961
Unredeemed gift cards	6,410	5,577
Accrued payables	5,497	4,189
Deferred revenue	2,565	4,902
Allowance for sales returns	2,563	2,189
Other current liabilities	2,711	1,126
Other liabilities	$26,867	$22,944

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

There were no borrowings outstanding under the ABL Facility at February 3, 2018 or January 28, 2017.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at February 3, 2018 or January 28, 2017.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($25.6 million) at February 3, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bears interest at 1.65%.  There was $0.9 million in borrowings outstanding under the revolving lines of credit at February 3, 2018 and no borrowing outstanding at January 28, 2017. There were no open commercial letters of credit outstanding under these revolving lines of credit at February 3, 2018 and January 28, 2017.

9. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Minimum rent expense	$77,443	$73,888	$68,904
Contingent rent expense	3,337	2,618	2,196
Total rent expense (1)	$80,780	$76,506	$71,100

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $41.6 million, $41.3 million and $38.6 million for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

Future minimum lease payments at February 3, 2018 are as follows (in thousands):

Fiscal 2018	$70,813
Fiscal 2019	65,022
Fiscal 2020	60,756
Fiscal 2021	55,163
Fiscal 2022	49,636
Thereafter	111,485
Total (1)	$412,875

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At February 3, 2018 and January 28, 2017, we had outstanding purchase orders to acquire merchandise from vendors of $208.5 million and $168.8 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016. Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion. However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief is currently scheduled to be due May 7, 2018 and the plaintiff’s answering appellate brief is currently scheduled to be due June 7, 2018.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve at February 3, 2018 and January 28, 2017 was $2.1 million and $2.3 million.

10. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,130	$—	$—
Marketable securities:
State and local government securities	—	68,499	—
Variable-rate demand notes	—	29,365	—
Long-term other assets:
Money market funds	1,437	—	—
Equity investments	—	—	151
Total	$3,567	$97,864	$151

	January 28, 2017
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$657	$—	$—
State and local government securities	400
Marketable securities:
State and local government securities	—	19,129	—
Variable-rate demand notes	—	39,450	—
Long-term other assets:
Money market funds	1,557	—	—
Equity investments	—	—	116
Total	$2,614	$58,579	$116

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary.  There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended February 3, 2018 and January 28, 2017.

11. Stockholders’ Equity

Share Repurchase—In December 2014, our Board of Directors superseded and replaced the previously approved share repurchase program with a $30.0 million share repurchase program. In June 2015, our Board of Directors superseded and replaced this program with a $50.0 million share repurchase program that was completed in August 2015.  In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was expired as of January 28, 2017. There was no authorized share repurchase program during the fiscal year ended February 3, 2018.

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income (loss)
Balance at January 31, 2015	$(11,205)	$(73)	$(11,278)
Other comprehensive loss, net (1)	(3,931)	(38)	(3,969)
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive loss, net (1)	(1,338)	97	(1,241)
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	16,583	(60)	16,523
Balance at February 3, 2018	$109	$(74)	$35

(1)

Other comprehensive income (loss) before reclassifications is net of taxes of less than $0.1 million for the fiscal year ended February 3, 2018, January 28, 2017 and January 30, 2016 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss).  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

12. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cost of goods sold	$1,001	$928	$1,041
Selling, general and administrative expenses (1)	4,031	3,650	3,955
Total stock-based compensation expense	$5,032	$4,578	$4,996

(1)

Included in stock-based compensation expense recognized in selling, general and administrative expenses is $0.3 million of expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato paid in shares of our common stock for the fiscal year ended January 30, 2016.

At February 3, 2018, there was $6.6 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.2 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 31, 2015	343	$26.56
Granted	130	$36.10
Vested	(142)	$27.06
Forfeited	(45)	$28.64
Outstanding at January 30, 2016	286	$30.32
Granted	301	$19.06
Vested	(128)	$29.54
Forfeited	(17)	$25.78
Outstanding at January 28, 2017	442	$23.05
Granted	290	$17.20
Vested	(183)	$22.67
Forfeited	(25)	$19.56
Outstanding at February 3, 2018	524	$20.11	$10,774

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Vest date fair value of restricted stock vested	$3,116	$2,404	$5,184

Stock Options—We had 0.3 million stock options outstanding at February 3, 2018 with a grant date weighted average exercise price of $22.82.  We had 0.2 million stock options outstanding at January 28, 2017 with a grant date weighted average exercise price of $25.61 and 0.1 million stock options outstanding at January 30, 2016 with a grant date weighted average exercise price of $27.86.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (the “ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

13. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
United States	$54,397	$35,456	$46,868
Foreign	(5,994)	4,768	(1,007)
Total earnings before income taxes	$48,403	$40,224	$45,861

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current:
Federal	$14,514	$13,350	$16,186
State and local	2,477	2,338	2,591
Foreign	1,328	1,187	972
Total current	18,319	16,875	19,749
Deferred:
Federal	2,598	(1,855)	(585)
State and local	237	(266)	(832)
Foreign	447	(434)	(1,256)
Total deferred	3,282	(2,555)	(2,673)
Provision for income taxes	$21,601	$14,320	$17,076

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
U.S. federal statutory tax rate	33.7%	35.0%	35.0%
Change in valuation allowance	7.0	—	—
State and local income taxes, net of federal effect	3.9	3.1	3.3
Foreign earnings, net	0.6	(2.3)	(0.6)
Other	(0.6)	(0.2)	(0.5)
Effective tax rate	44.6%	35.6%	37.2%

On December 22, 2017, the Tax Cuts and Jobs Act, a significant modification of existing U.S. federal tax legislation, was enacted which reduced our U.S. federal tax rate from 35.0% to 21.0%, effective January 1, 2018. The statutory tax rate for the current year reflects this change in tax rate. The decrease in rate resulted in a $0.5 million decrease in our provision for income taxes and an immaterial impact on our deferred tax assets. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is complete and we do not anticipate material adjustments to such accounting in future periods.

The components of deferred income taxes are (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Deferred rent	$11,968	$18,504
Net operating losses	9,809	5,055
Employee benefits, including stock-based compensation	1,757	2,916
Accrued liabilities	1,586	2,279
Inventory	981	1,458
Other	721	2,026
Total deferred tax assets	26,822	32,238
Deferred tax liabilities:
Property and equipment	(9,813)	(16,348)
Goodwill and other intangibles	(8,355)	(7,765)
Other	(903)	(1,001)
Total deferred tax liabilities	(19,071)	(25,114)
Net valuation allowances	(3,577)	(83)
Net deferred tax assets	$4,174	$7,041

At February 3, 2018 and January 28, 2017, we had $39.1 million and $20.3 million of foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. The tax-effected foreign net operating loss carryovers were $9.8 million and $5.1 million at February 3, 2018 and January 28, 2017.  The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

At February 3, 2018 and January 28, 2017, we had valuation allowances on our deferred tax assets of $3.6 million and $0.1 million, respectively.  During the fiscal year ended February 3, 2018, we increased the valuation allowance by $3.5 million due to the uncertainty of the realization of deferred tax assets related to net operating loss carryovers in Austria.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2014 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2013. We are no longer subject to examination for all foreign income tax returns before fiscal 2012.

14. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$26,802	$25,904	$28,785
Weighted average common shares for basic earnings per share	24,679	24,727	27,497
Dilutive effect of stock options and restricted stock	199	181	176
Weighted average common shares for diluted earnings per share	24,878	24,908	27,673
Basic earnings per share	$1.09	$1.05	$1.05
Diluted earnings per share	$1.08	$1.04	$1.04

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.3 million, 0.2 million and 0.1 million for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

15. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $0.8 million, $0.7 million and $0.6 million for the fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016.  We have accrued charitable contributions payable to the Zumiez Foundation of $0.7 million and $0.6 million at February 3, 2018 and January 28, 2017.

16. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Men's Apparel	41%	37%	34%
Accessories	18%	20%	20%
Footwear	16%	18%	19%
Women's Apparel	14%	13%	13%
Hardgoods	11%	12%	14%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales (1):
United States	$774,193	$710,976	$689,582
Foreign	153,208	125,292	114,601
Total net sales	$927,401	$836,268	$804,183

	February 3, 2018	January 28, 2017
Long-lived assets:
United States	$105,821	$110,539
Foreign	29,873	26,387
Total long-lived assets	$135,694	$136,926

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

3.2

Bylaws, as amended and restated May 21, 2014 and Amendment No.1, dated as of May 21, 2015, to Bylaws of Zumiez Inc. (as previously Amended and Restated as of May 21, 2014 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2014 and Exhibit to the Company’s Form 8-K filed on May 22, 2015]

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

10.27

Credit Agreement dated as of February 5, 2016 among Zumiez Services Inc., as the lead borrower, for the borrowers and guarantors named therein and Wells Fargo Bank, National Association, as agent and L/C issuer and other lender parties thereto. [Incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed on February 8, 2016]

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (ii) Consolidated Statements of Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; and (vi) Notes to Consolidated Financial Statements.

Copies of Exhibits may be obtained upon request directed to the attention of our Chief Legal Officer and Secretary, 4001 204th Street SW, Lynnwood, Washington 98036, and are available at the SEC’s website found at www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 19, 2018
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 19, 2018
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 19, 2018	/S/ JAMES M. WEBER	March 19, 2018
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 19, 2018	/S/ SARAH G. MCCOY	March 19, 2018
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 19, 2018	/S/TRAVIS D. SMITH	March 19, 2018
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 19, 2018	/S/ SCOTT A. BAILEY	March 19, 2018
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director