Form 10-Q
period 2018-05-05
Zumiez Inc
filed 2018-06-11
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 4, 2018, there were 25,469,842 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 5, 2018	February 3, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,063	$24,041
Marketable securities	88,918	97,864
Receivables	18,466	17,027
Inventories	128,244	125,826
Prepaid expenses and other current assets	13,898	14,405
Total current assets	278,589	279,163
Fixed assets, net	126,047	128,852
Goodwill	60,832	62,912
Intangible assets, net	15,955	16,696
Deferred tax assets, net	3,288	4,174
Other long-term assets	6,993	7,713
Total long-term assets	213,115	220,347
Total assets	$491,704	$499,510

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$45,980	$37,861
Accrued payroll and payroll taxes	15,132	20,650
Income taxes payable	359	5,796
Deferred rent and tenant allowances	7,873	8,073
Short term borrowings	4,696	943
Other liabilities	21,194	25,924
Total current liabilities	95,234	99,247
Long-term deferred rent and tenant allowances	39,217	39,275
Other long-term liabilities	4,768	5,073
Total long-term liabilities	43,985	44,348
Total liabilities	139,219	143,595
Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,470 shares issued and outstanding at May 5, 2018 and 25,249 shares issued and outstanding at February 3, 2018	148,591	146,523
Accumulated other comprehensive (loss) income	(4,908)	35
Retained earnings	208,802	209,357
Total shareholders’ equity	352,485	355,915
Total liabilities and shareholders’ equity	$491,704	$499,510

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	$206,287	$181,155
Cost of goods sold	143,700	129,106
Gross profit	62,587	52,049
Selling, general and administrative expenses	64,296	58,283
Operating loss	(1,709)	(6,234)
Interest income, net	283	82
Other expense, net	(482)	(450)
Loss before income taxes	(1,908)	(6,602)
Provision (benefit) for income taxes	699	(2,154)
Net loss	$(2,607)	$(4,448)
Basic loss per share	$(0.10)	$(0.18)
Diluted loss per share	$(0.10)	$(0.18)
Weighted average shares used in computation of loss per share:
Basic	24,831	24,580
Diluted	24,831	24,580

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net loss	$(2,607)	$(4,448)
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(4,875)	1,479
Net change in unrealized (loss) gain on available-for-sale debt securities	(68)	11
Other comprehensive (loss) income, net	(4,943)	1,490
Comprehensive loss	$(7,550)	$(2,958)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net loss	—	—	—	(2,607)	(2,607)
Other comprehensive loss, net	—	—	(4,943)	—	(4,943)
Issuance and exercise of stock-based awards	221	426	—	—	426
Stock-based compensation expense	—	1,642	—	—	1,642
Cumulative effect of accounting change (Note 1)	—	—	—	2,052	2,052
Balance at May 5, 2018	25,470	$148,591	$(4,908)	$208,802	$352,485

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net loss	—	—	—	(4,448)	(4,448)
Other comprehensive income, net	—	—	1,490	—	1,490
Issuance and exercise of stock-based awards	251	198	—	—	198
Stock-based compensation expense	—	1,278	—	—	1,278
Balance at April 29, 2017	25,196	$142,460	$(14,998)	$178,107	$305,569

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net loss	$(2,607)	$(4,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	6,970	6,660
Deferred taxes	217	(2,033)
Stock-based compensation expense	1,642	1,278
Other	588	385
Changes in operating assets and liabilities:
Receivables	(1,096)	(135)
Inventories	(3,781)	(15,408)
Prepaid expenses and other current assets	871	(209)
Trade accounts payable	7,723	27,919
Accrued payroll and payroll taxes	(5,383)	(3,525)
Income taxes payable	(5,993)	(3,199)
Deferred rent and tenant allowances	(32)	328
Other liabilities	(2,997)	(2,946)
Net cash (used in) provided by operating activities	(3,878)	4,667
Cash flows from investing activities:
Additions to fixed assets	(3,585)	(7,117)
Purchases of marketable securities and other investments	(12,932)	(20,006)
Sales and maturities of marketable securities and other investments	21,590	24,370
Net cash provided by (used in) investing activities	5,073	(2,753)
Cash flows from financing activities:
Proceeds from revolving credit facilities	17,245	—
Payments on revolving credit facilities	(13,347)	—
Proceeds from issuance and exercise of stock-based awards	621	370
Payments for tax withholdings on equity awards	(195)	(172)
Net cash provided by financing activities	4,324	198
Effect of exchange rate changes on cash and cash equivalents	(497)	(39)
Net increase in cash and cash equivalents	5,022	2,073
Cash and cash equivalents, beginning of period	24,041	20,247
Cash and cash equivalents, end of period	$29,063	$22,320
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$6,442	$3,074
Accrual for purchases of fixed assets	2,872	3,601

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At May 5, 2018, we operated 700 stores; 608 in the United States (“U.S.”), 50 in Canada, 35 in Europe, and 7 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended May 5, 2018 and April 29, 2017 were 13-week periods.

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

The financial data at February 3, 2018 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 3, 2018, and should be read in conjunction with the audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Significant Accounting Policies—Our significant accounting policies are detailed in Note 2, “Summary of Significant Accounting Policies” within Part IV Item 15 of the Annual Report on Form 10-K for the year ended February 3, 2018. There have been no significant changes in accounting policies, with exception of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Our significant accounting policies impacted by the adoption of ASC 606 are discussed below.

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns was $1.7 million at May 5, 2018 and $2.6 million at February 3, 2018. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  The current liability for gift cards was $3.1 million at May 5, 2018 and $6.4 million at February 3, 2018. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the three months ended May 5, 2018 and April 29, 2017, we recognized net sales related to gift card breakage of $0.2 million and $0.1 million, respectively.

Loyalty Program—We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates. The revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed. The deferred revenue related to our customer loyalty program was $1.7 million at May 5, 2018 and $1.6 million at February 3, 2018.

Recent Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018. We will adopt for the fiscal year beginning February 3, 2019. All of our retail store locations are subject to operating lease arrangements. While we expect this standard to result in a material increase to the assets and liabilities on our Consolidated Balance Sheet, we are continuing to evaluate the impact of this standard on our consolidated financial statements and related disclosures. Our minimum lease commitments at May 5, 2018 are disclosed in Note 4, “Commitments and Contingencies”.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification for equity securities and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. We adopted this standard beginning February 4, 2018 and it did not have a material impact to our condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard codified under ASC 606.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years beginning after December 15, 2017. On February 4, 2018, we adopted this standard using the modified retrospective approach. Results at May 5, 2018 and for the three months ended May 5, 2018 are presented under ASC 606, while results at April 29, 2017 and for the three months ended April 29, 2017 continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition.

The adoption of ASC 606 resulted in a change to the timing of revenue recognition on ecommerce sales from delivery to shipment and the timing of revenue recognition on gift card breakage from remote to in proportion to the patterns of rights exercised by our customers. We recorded an increase to retained earnings of $2.1 million, net of $0.6 million in taxes, as of February 4, 2018 due to the cumulative effect of adopting ASC 606. The cumulative effect resulted in a decrease in other liabilities of $3.1 million and inventory of $0.4 million, as well as $0.4 million decrease in our deferred tax assets and $0.2 million increase in income taxes payable. The impact of adopting ASC 606 was not material to the condensed consolidated financial statements for the three months ended May 5, 2018.

We elected to use the practical expedients to account for shipping and handling costs that occur after the customer obtains control of the goods as fulfillment costs. We accrue the expense of shipping and handling costs when product is shipped. We also elected to exclude from net sales the tax amounts collected from our customers to be remitted to governmental authorities.

2. Revenue Recognition

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
United States	$170,541	$154,064
Canada	10,706	8,453
Europe	23,174	17,090
Australia	1,866	1,548
Net sales	$206,287	$181,155

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 5, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$28,093	$—	$—	$28,093
Money market funds	168	—	—	168
State and local government securities	802	—	—	802
Total cash and cash equivalents	29,063	—	—	29,063
Marketable securities:
State and local government securities	67,852	—	(189)	67,663
Variable-rate demand notes	21,255	—	—	21,255
Total marketable securities	$89,107	$—	$(189)	$88,918

	February 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,911	$—	$—	$21,911
Money market funds	2,130	—	—	2,130
Total cash and cash equivalents	24,041	—	—	24,041
Marketable securities:
State and local government securities	68,620	9	(130)	68,499
Variable-rate demand notes	29,365	—	—	29,365
Total marketable securities	$97,985	$9	$(130)	$97,864

All of our marketable securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 5, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	62,848	(189)	—	—	62,848	(189)
Total marketable securities	$62,848	$(189)	$—	$—	$62,848	$(189)

	February 3, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	53,655	(129)	610	(1)	54,265	(130)
Total marketable securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 5, 2018 or April 29, 2017.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Minimum rent expense	$20,122	$18,978
Contingent rent expense	753	597
Total rent expense (1)	$20,875	$19,575

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.1 million and $10.5 million for the three months ended May 5, 2018 and April 29, 2017.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at May 5, 2018 are as follows (in thousands):

Fiscal 2018	$53,904
Fiscal 2019	66,114
Fiscal 2020	61,780
Fiscal 2021	56,209
Fiscal 2022	50,727
Thereafter	116,221
Total (1)	$404,955

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At May 5, 2018, we had outstanding purchase orders to acquire merchandise from vendors of $243.8 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016. Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion. However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief is currently scheduled to be due July 6, 2018.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at May 5, 2018 and February 3, 2018 was $2.4 million and $2.1 million.

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

There were no borrowings outstanding under the ABL Facility at May 5, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at May 5, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($24.5 million) at May 5, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount. There was $4.7 million of borrowings outstanding at May 5, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at May 5, 2018 and at February 3, 2018.

6. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 5, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$168	$—	$—
State and local government securities	—	802	—
Marketable securities:
State and local government securities	—	67,663	—
Variable-rate demand notes	—	21,255	—
Other long-term assets:
Money market funds	1,439	—	—
Equity investments	—	—	145
Total	$1,607	$89,720	$145

	February 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,130	$—	$—
Marketable securities:
State and local government securities	—	68,499	—
Variable-rate demand notes	—	29,365	—
Other long-term assets:
Money market funds	1,437	—	—
Equity investments	—	—	151
Total	$3,567	$97,864	$151

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 5, 2018 and April 29, 2017.

7. Stockholders’ Equity

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale debt securities	Accumulated other comprehensive loss
Three months ended May 5, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(4,875)	(68)	(4,943)
Balance at May 5, 2018	$(4,766)	$(142)	$(4,908)
Three months ended April 29, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	1,479	11	1,490
Balance at April 29, 2017	$(14,995)	$(3)	$(14,998)

(1)

Other comprehensive (loss) income is net of immaterial taxes for the three months ended May 5, 2018 and April 29, 2017 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Cost of goods sold	$308	$267
Selling, general and administrative expenses	1,334	1,011
Total stock-based compensation expense	$1,642	$1,278

At May 5, 2018, there was $10.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2018	524	$20.11
Granted	199	$23.40
Vested	(165)	$22.52
Forfeited	(11)	$20.01
Outstanding at May 5, 2018	547	$20.58	$12,757

We had 0.3 million stock options outstanding at May 5, 2018 with a weighted average exercise price of $23.06 and 0.3 million stock options outstanding at February 3, 2018 with a weighted average exercise price of $22.82.

9. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net loss	$(2,607)	$(4,448)
Weighted average common shares for basic loss per share:	24,831	24,580
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	24,831	24,580
Basic loss per share	$(0.10)	$(0.18)
Diluted loss per share	$(0.10)	$(0.18)

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.5 million for the three months ended May 5, 2018 and 0.4 million for the three months ended April 29, 2017.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 19, 2018 and in this Form 10-Q.

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

Fiscal 2018 is the 52-week period ending February 2, 2019. Fiscal 2017 was the 53-week period ended February 3, 2018. The first three months of fiscal 2018 was the 13-week period ended May 5, 2018. The first three months of fiscal 2017 was the 13-week period ended April 29, 2017.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue.  Net sales include our store sales and our ecommerce sales.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized based on our historical redemption rate in proportion to the pattern of rights exercised by the customer.

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business.  We operate a sales strategy that integrates our stores with our ecommerce platform.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers.  Therefore, our comparable sales also include our ecommerce sales.  Changes in our comparable sales between two periods are based on net sales of store or ecommerce businesses which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period.  Any increase or decrease less than 25% in square footage of an existing comparable store, including remodels and relocations within the same mall, or temporary closures less than seven days does not eliminate that store from inclusion in the calculation of comparable sales.  Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date.  Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales.  As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs.  Credit card fees, insurance, public company expenses, legal expenses, incentive compensation, stock-based compensation and other miscellaneous operating costs are also included in selling, general and administrative expenses.  This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	100.0%	100.0%
Cost of goods sold	69.7	71.3
Gross profit	30.3	28.7
Selling, general and administrative expenses	31.1	32.2
Operating loss	(0.8)	(3.5)
Interest and other (expense) income, net	(0.1)	(0.1)
Loss before income taxes	(0.9)	(3.6)
Provision (benefit) for income taxes	0.4	(1.1)
Net loss	(1.3)%	(2.5)%

Three Months (13 weeks) Ended May 5, 2018 Compared With Three Months (13 weeks) Ended April 29, 2017

Net Sales

Net sales were $206.3 million for the three months ended May 5, 2018 compared to $181.2 million for the three months ended April 29, 2017, an increase of $25.1 million or 13.9%.  The increase primarily reflected the increase in comparable sales of $15.2 million and the net addition of 12 stores (made up of 12 new stores in North America, 6 new stores in Europe and 1 new stores in Australia partially offset by 7 store closures in North America) subsequent to April 29, 2017.  By region, North America sales increased $18.7 million or 11.5% and other international sales (which consists of Europe and Australia sales) increased $6.4 million or 34.3% for the three months ended May 5, 2018 compared to the three months ended April 29, 2017.

Comparable sales increased 8.3% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were primarily driven by an increase in men’s clothing followed by women’s clothing and footwear. These increases were partially offset by decreases in comparable sales in accessories followed by hardgoods.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $62.6 million for the three months ended May 5, 2018 compared to $52.0 million for the three months ended April 29, 2017, an increase of $10.5 million, or 20.2%.  As a percent of net sales, gross profit increased 160 basis points for the three months ended May 5, 2018 to 30.3%.  The increase was primarily driven by a 160 basis point increase due to the leveraging of our store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $64.3 million for the three months ended May 5, 2018 compared to $58.3 million for the three months ended April 29, 2017, an increase of $6.0 million, or 10.3%.  SG&A expenses as a percent of net sales decreased 110 basis points for the three months ended May 5, 2018 to 31.1%. The decrease was primarily driven by 160 basis points from the leveraging of our store costs partially offset by a 30 basis point increase in corporate costs and 30 basis points increase due to the timing of annual training events.

Net Loss

Net loss for the three months ended May 5, 2018 was $2.6 million, or $0.10 per diluted share, compared with net loss of $4.4 million, or $0.18 per diluted share, for the three months ended April 29, 2017.  Our effective income tax rate for the three months ended May 5, 2018 was a 36.6% provision for income taxes compared to a 32.6% benefit from income taxes for the three months ended April 29, 2017. The increase was primarily due to the exclusion of net losses for certain European jurisdictions from our estimated annual effective tax rate. At May 5, 2018 and February 3, 2018, we had valuation allowances on our deferred tax assets of $4.4 million and $3.6 million, respectively, primarily due to the uncertainty of the realization of deferred tax assets in Austria. The increase in our effective income tax rate was partially offset by a reduction in the U.S. federal tax rate due to the U.S. Tax Cuts and Jobs Act enacted in December 2017.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures, inventory purchases and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements.  Additionally, our Board of Directors may authorize us from time to time to use cash for the repurchase of our common stock.  Historically, our main source of liquidity has been cash flows from operations.

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

During fiscal 2018, we expect to spend approximately $21 million to $23 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 13 new stores we remain on track to open in fiscal 2018 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2018 will not be different from the number of stores we plan to open, or that actual fiscal 2018 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $8.5 million to $3.9 million used in operating activities for the three months ended May 5, 2018 from $4.7 million provided by operating activities for the three months ended April 29, 2017.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $5.1 million for the three months ended May 5, 2018, related to $8.7 million in net sales of marketable securities partially offset by $3.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $2.8 million for the three months ended April 29, 2017, related to $7.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $4.3 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended May 5, 2018 was $4.3 million, primarily related to $3.9 million in net proceeds from revolving credit facilities and $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash provided by financing activities for the three months ended April 29, 2017 was $0.2 million, primarily related to $0.4 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million payments for tax withholding obligations upon vesting of equity awards.

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

There were no borrowings outstanding under the ABL Facility at May 5, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at May 5, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with UniCredit Bank Austria of up to 20.5 million Euro ($24.5 million) at May 5, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $4.7 million of borrowings outstanding at May 5, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at May 5, 2018 and at February 3, 2018.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, other than those related to the adoption of ASC 606 as disclosed in Note 1 “Nature of Business and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements found in Item I of this Form 10-Q.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 5, 2018.  The following table summarizes the total amount of future payments due under our contractual obligations at May 5, 2018 (in thousands):

	Total	Fiscal 2018	Fiscal 2019 and Fiscal 2020	Fiscal 2021 and Fiscal 2022	Thereafter
Operating lease obligations (1)	$404,955	$53,904	$127,894	$106,936	$116,221
Purchase obligations (2)	243,768	240,424	3,344	—	—
Total	$648,723	$294,328	$131,238	$106,936	$116,221

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

Off-Balance Sheet Arrangements

At May 5, 2018, we did not have any off-balance sheet arrangements.

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

We may, from time to time, acquire businesses, such as our acquisition of Blue Tomato, which operates in the European market, and Fast Times, which operates in the Australian market.  We may experience difficulties in integrating any businesses we may acquire, including their stores, websites, facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities.  If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

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

Our market risk profile at May 5, 2018 has not significantly changed since February 3, 2018. Our market risk profile at February 3, 2018 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 5, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 3, 2018.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information of our common stock purchased during the thirteen weeks ended May 5, 2018 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 4, 2018 - March 3, 2018	—	$—	—	$—
March 4, 2018 - April 7, 2018 (2)	10	20.38	—	—
April 8, 2018 - May 5, 2018	—	—	—	—
Total	10		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. There was no authorized share repurchase program during the thirteen weeks ended May 5, 2018.

(2)

During the thirteen weeks ended May 5, 2018, 9,566 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 5, 2018 (unaudited) and February 3, 2018; (ii) Unaudited Condensed Consolidated Statements of Loss for the three months ended May 5, 2018 and April 29, 2017; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 5, 2018 and April 29, 2017; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 5, 2018 and April 29, 2017; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 5, 2018 and April 29, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 11, 2018	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)