Form 10-Q
period 2018-08-04
Zumiez Inc
filed 2018-09-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At September 5, 2018, there were 25,519,164 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4, 2018	February 3, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,409	$24,041
Marketable securities	91,500	97,864
Receivables	20,554	17,027
Inventories	149,656	125,826
Prepaid expenses and other current assets	16,169	14,405
Total current assets	319,288	279,163
Fixed assets, net	125,141	128,852
Goodwill	59,336	62,912
Intangible assets, net	15,470	16,696
Deferred tax assets, net	4,417	4,174
Other long-term assets	6,815	7,713
Total long-term assets	211,179	220,347
Total assets	$530,467	$499,510

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$79,370	$37,861
Accrued payroll and payroll taxes	15,640	20,650
Income taxes payable	2,580	5,796
Deferred rent and tenant allowances	7,895	8,073
Short term borrowings	5,623	943
Other liabilities	21,274	25,924
Total current liabilities	132,382	99,247
Long-term deferred rent and tenant allowances	38,265	39,275
Other long-term liabilities	4,781	5,073
Total long-term liabilities	43,046	44,348
Total liabilities	175,428	143,595
Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,520 shares issued and outstanding at August 4, 2018 and 25,249 shares issued and outstanding at February 3, 2018	149,961	146,523
Accumulated other comprehensive (loss) income	(8,101)	35
Retained earnings	213,179	209,357
Total shareholders’ equity	355,039	355,915
Total liabilities and shareholders’ equity	$530,467	$499,510

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$218,971	$192,245	$425,257	373,399
Cost of goods sold	146,436	132,449	290,136	261,555
Gross profit	72,535	59,796	135,121	111,844
Selling, general and administrative expenses	65,837	60,558	130,133	118,841
Operating profit (loss)	6,698	(762)	4,988	(6,997)
Interest income, net	238	92	521	174
Other income (expense), net	248	(23)	(233)	(472)
Earnings (loss) before income taxes	7,184	(693)	5,276	(7,295)
Provision (benefit) for income taxes	2,807	(85)	3,506	(2,239)
Net income (loss)	$4,377	$(608)	$1,770	(5,056)
Basic earnings (loss) per share	$0.18	$(0.02)	$0.07	(0.21)
Diluted earnings (loss) per share	$0.17	$(0.02)	$0.07	(0.21)
Weighted average shares used in computation of earnings (loss) per share:
Basic	24,955	24,689	24,894	24,635
Diluted	25,188	24,689	25,211	24,635

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income (loss)	$4,377	$(608)	$1,770	$(5,056)
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(3,293)	8,305	(8,168)	9,784
Net change in unrealized gain on available-for-sale debt securities	100	17	32	28
Other comprehensive (loss) income, net	(3,193)	8,322	(8,136)	9,812
Comprehensive income (loss)	$1,184	$7,714	$(6,366)	$4,756

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	1,770	1,770
Other comprehensive loss, net	—	—	(8,136)	—	(8,136)
Issuance and exercise of stock-based awards	271	426	—	—	426
Stock-based compensation expense	—	3,012	—	—	3,012
Cumulative effect of accounting change (Note 1)	—	—	—	2,052	2,052
Balance at August 4, 2018	25,520	$149,961	$(8,101)	$213,179	$355,039

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net loss	—	—	—	(5,056)	(5,056)
Other comprehensive income, net	—	—	9,812	—	9,812
Issuance and exercise of stock-based awards	286	198	—	—	198
Stock-based compensation expense	—	2,500	—	—	2,500
Balance at July 29, 2017	25,231	$143,682	$(6,676)	$177,499	$314,505

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income (loss)	$1,770	$(5,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	13,920	13,520
Deferred taxes	(990)	(2,456)
Stock-based compensation expense	3,012	2,500
Other	310	621
Changes in operating assets and liabilities:
Receivables	(4,099)	(2,092)
Inventories	(25,993)	(32,553)
Prepaid expenses and other current assets	(1,570)	(995)
Trade accounts payable	40,815	34,627
Accrued payroll and payroll taxes	(4,785)	561
Income taxes payable	(2,973)	(3,372)
Deferred rent and tenant allowances	(872)	(521)
Other liabilities	(2,997)	(1,016)
Net cash provided by operating activities	15,548	3,768
Cash flows from investing activities:
Additions to fixed assets	(9,061)	(12,461)
Purchases of marketable securities and other investments	(35,046)	(37,586)
Sales and maturities of marketable securities and other investments	41,200	42,615
Net cash used in investing activities	(2,907)	(7,432)
Cash flows from financing activities:
Proceeds from revolving credit facilities	29,227	1,791
Payments on revolving credit facilities	(24,233)	(1,791)
Proceeds from issuance and exercise of stock-based awards	621	370
Payments for tax withholdings on equity awards	(195)	(172)
Net cash provided by financing activities	5,420	198
Effect of exchange rate changes on cash and cash equivalents	(693)	510
Net increase (decrease) in cash and cash equivalents	17,368	(2,956)
Cash and cash equivalents, beginning of period	24,041	20,247
Cash and cash equivalents, end of period	$41,409	$17,291
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$7,362	$3,660
Accrual for purchases of fixed assets	3,496	2,550

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At August 4, 2018, we operated 703 stores; 611 in the United States (“U.S.”), 50 in Canada, 35 in Europe, and 7 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended August 4, 2018 and July 29, 2017 were 13-week periods.  The six months ended August 4, 2018 and July 29, 2017 were 26-week periods.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns was $2.9 million at August 4, 2018 and $2.6 million at February 3, 2018. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  The current liability for gift cards was $2.6 million at August 4, 2018 and $6.4 million at February 3, 2018.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  We recognized net sales related to gift card breakage of $0.1 million for the three months ended August 4, 2018 and July 29, 2017 and $0.2 million for the six months ended August 4, 2018 and July 29, 2017.

Loyalty Program—We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  Deferred revenue related to our customer loyalty program was $1.9 million at August 4, 2018 and $1.6 million at February 3, 2018.

Recent Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities.  The adoption will require a modified retrospective approach at the beginning of the earliest period presented.  The new standard is effective for the fiscal year beginning after December 15, 2018.  We will adopt for the fiscal year beginning February 3, 2019.  All of our retail store locations are subject to operating lease arrangements.  While we expect this standard to result in a material increase to the assets and liabilities on our Consolidated Balance Sheet, we are continuing to evaluate the impact of this standard on our consolidated financial statements and related disclosures. Our minimum lease commitments at August 4, 2018 are disclosed in Note 4, “Commitments and Contingencies”.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard codified under ASC 606.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years beginning after December 15, 2017.  On February 4, 2018, we adopted this standard using the modified retrospective approach.  Results at August 4, 2018 and for the three and six months ended August 4, 2018 are presented under ASC 606, while results at July 29, 2017 and for the three and six months ended July 29, 2017 continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition.

The adoption of ASC 606 resulted in a change to the timing of revenue recognition on ecommerce sales from delivery to shipment and the timing of revenue recognition on gift card breakage from remote to in proportion to the patterns of rights exercised by our customers.  We recorded an increase to retained earnings of $2.1 million, net of $0.6 million in taxes, as of February 4, 2018 due to the cumulative effect of adopting ASC 606.  The cumulative effect resulted in a decrease in other liabilities of $3.1 million and inventory of $0.4 million, as well as $0.4 million decrease in our deferred tax assets and $0.2 million increase in income taxes payable.  The impact of adopting ASC 606 was not material to the condensed consolidated financial statements for the three and six months ended August 4, 2018.

We elected to use the practical expedients to account for shipping and handling costs that occur after the customer obtains control of the goods as fulfillment costs.  We accrue the expense of shipping and handling costs when product is shipped. We also elected to exclude from net sales the tax amounts collected from our customers to be remitted to governmental authorities.

2. Revenue Recognition

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
United States	$188,648	$165,220	$359,188	$319,285
Canada	12,465	11,333	23,171	19,787
Europe	16,071	14,005	39,245	31,094
Australia	1,787	1,687	3,653	3,233
Net sales	$218,971	$192,245	$425,257	$373,399

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 4, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$40,480	$—	$—	$40,480
Money market funds	929	—	—	929
Total cash and cash equivalents	41,409	—	—	41,409
Marketable securities:
State and local government securities	69,326	15	(71)	69,270
Variable-rate demand notes	22,230	—	—	22,230
Total marketable securities	$91,556	$15	$(71)	$91,500

	February 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,911	$—	$—	$21,911
Money market funds	2,130	—	—	2,130
Total cash and cash equivalents	24,041	—	—	24,041
Marketable securities:
State and local government securities	68,620	9	(130)	68,499
Variable-rate demand notes	29,365	—	—	29,365
Total marketable securities	$97,985	$9	$(130)	$97,864

All of our marketable securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 4, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	51,106	(71)	—	—	51,106	(71)
Total marketable securities	$51,106	$(71)	$—	$—	$51,106	$(71)

	February 3, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	53,655	(129)	610	(1)	54,265	(130)
Total marketable securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended August 4, 2018 or July 29, 2017.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Minimum rent expense	$19,905	$19,316	$40,027	$38,294
Contingent rent expense	773	619	1,527	1,216
Total rent expense (1)	$20,678	$19,935	$41,554	$39,510

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.3 million and $20.4 million for the three and six months ended August 4, 2018 and $10.4 million and $20.9 million for the three and six months ended July 29, 2017.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at August 4, 2018 are as follows (in thousands):

Fiscal 2018	$35,853
Fiscal 2019	66,369
Fiscal 2020	62,090
Fiscal 2021	56,198
Fiscal 2022	50,665
Thereafter	118,683
Total (1)	$389,858

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At August 4, 2018, we had outstanding purchase orders to acquire merchandise from vendors of $249.5 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief is due on September 26, 2017.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at August 4, 2018 and February 3, 2018 was $2.5 million and $2.1 million.

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

There were no borrowings outstanding under the ABL Facility at August 4, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at August 4, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with UniCredit Bank Austria and Commerzbank Germany of up to 9.0 million Euro ($10.4 million) at August 4, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.55% to 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $5.6 million of borrowings outstanding at August 4, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at August 4, 2018 and at February 3, 2018.

6. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 4, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$929	$—	$—
Marketable securities:
State and local government securities	—	69,270	—
Variable-rate demand notes	—	22,230	—
Other long-term assets:
Money market funds	1,148	—	—
Total	$2,077	$91,500	$—

	February 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,130	$—	$—
Marketable securities:
State and local government securities	—	68,499	—
Variable-rate demand notes	—	29,365	—
Other long-term assets:
Money market funds	1,437	—	—
Equity investments	—	—	151
Total	$3,567	$97,864	$151

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

There were no material assets measured at fair value on a nonrecurring basis for the three and six months ended August 4, 2018 and July 29, 2017.

7. Stockholders’ Equity

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale debt securities	Accumulated other comprehensive loss
Three months ended August 4, 2018:
Balance at May 5, 2018	$(4,766)	$(142)	$(4,908)
Other comprehensive (loss) income, net (1)	(3,293)	100	(3,193)
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)
Three months ended July 29, 2017:
Balance at April 27, 2017	$(14,995)	$(3)	$(14,998)
Other comprehensive income, net (1)	8,305	17	8,322
Balance at July 29, 2017	$(6,690)	$14	$(6,676)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Six months ended August 4, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive income, net (1)	(8,168)	32	(8,136)
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)
Six months ended July 29, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	9,784	28	9,812
Balance at July 29, 2017	$(6,690)	$14	$(6,676)

(1)

Other comprehensive (loss) income is net of immaterial taxes for the three and six months ended August 4, 2018 and July 29, 2017 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Cost of goods sold	$269	$238	$577	$505
Selling, general and administrative expenses	1,102	983	2,435	1,995
Total stock-based compensation expense	$1,371	$1,221	$3,012	$2,500

At August 4, 2018, there was $10.6 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2018	524	$20.11
Granted	262	$23.93
Vested	(209)	$20.84
Forfeited	(14)	$20.27
Outstanding at August 4, 2018	563	$21.61	$13,249

We had 0.3 million stock options outstanding at August 4, 2018 with a weighted average exercise price of $23.06 and 0.3 million stock options outstanding at February 3, 2018 with a weighted average exercise price of $22.82.

9. Earnings (Loss) per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income (loss)	$4,377	$(608)	$1,770	$(5,056)
Weighted average common shares for basic earnings (loss) per share:	24,955	24,689	24,894	24,635
Dilutive effect of stock options and restricted stock	233	—	317	—
Weighted average common shares for diluted earnings (loss) per share:	25,188	24,689	25,211	24,635
Basic earnings (loss) per share	$0.18	$(0.02)	$0.07	$(0.21)
Diluted earnings (loss) per share	$0.17	$(0.02)	$0.07	$(0.21)

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.1 million and 0.2 million for the three and six months ended August 4, 2018 and 0.3 million and 0.5 million for the three and six months ended July 29, 2017.

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

Fiscal 2018 is the 52-week period ending February 2, 2019. Fiscal 2017 was the 53-week period ended February 3, 2018. The first six months of fiscal 2018 was the 26-week period ended August 4, 2018. The first six months of fiscal 2017 was the 26-week period ended July 29, 2017.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	68.9	68.2	70.0
Gross profit	33.1	31.1	31.8	30.0
Selling, general and administrative expenses	30.0	31.5	30.6	31.9
Operating profit (loss)	3.1	(0.4)	1.2	(1.9)
Interest and other income (expense), net	0.2	—	—	(0.1)
Earnings (loss) before income taxes	3.3	(0.4)	1.2	(2.0)
Provision (benefit) for income taxes	1.3	(0.1)	0.8	(0.6)
Net income (loss)	2.0%	(0.3)%	0.4%	(1.4)%

Three Months (13 weeks) Ended August 4, 2018 Compared With Three Months (13 weeks) Ended July 29, 2017

Net Sales

Net sales were $219.0 million for the three months ended August 4, 2018 compared to $192.2 million for the three months ended July 29, 2017, an increase of $26.7 million or 13.9%.  The increase primarily reflected an increase in comparable sales of $12.8 million, an increase of $9.9 million due to the calendar shift to include an additional week of back-to-school season, and the net addition of 11 stores (made up of 10 new stores in North America, 5 new stores in Europe and 1 new store in Australia partially offset by 5 store closures in North America) subsequent to July 29, 2017.  By region, North America sales increased $24.6 million or 13.9% and other international sales (which consists of Europe and Australia sales) increased $2.2 million or 13.8% for the three months ended August 4, 2018 compared to the three months ended July 29, 2017.

Comparable sales increased 6.3% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were primarily driven by an increase in men’s clothing followed by footwear and women’s clothing.

These increases were partially offset by decreases in comparable sales in hardgoods followed by accessories.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $72.5 million for the three months ended August 4, 2018 compared to $59.8 million for the three months ended July 29, 2017, an increase of $12.7 million, or 21.3%.  As a percent of net sales, gross profit increased 200 basis points for the three months ended August 4, 2018 to 33.1%.  The increase was primarily driven by 160 basis point leveraging of our store occupancy costs, 30 basis point increase in product margin and 30 basis points in lower shrinkage of inventory partially offset by 30 basis points in higher shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $65.8 million for the three months ended August 4, 2018 compared to $60.6 million for the three months ended July 29, 2017, an increase of $5.3 million, or 8.7%.  SG&A expenses as a percent of net sales decreased 150 basis points for the three months ended August 4, 2018 to 30.0%.  The decrease was primarily driven by 140 basis points from the leveraging of our store costs and 40 basis points decrease due to the timing of annual training events partially offset by a 40 basis point increase related to the accrual of annual incentive compensation.

Net Income

Net income for the three months ended August 4, 2018 was $4.4 million, or $0.17 earnings per diluted share, compared with net loss of $0.6 million, or $0.02 loss per diluted share, for the three months ended July 29, 2017.  Our effective income tax rate for the three months ended August 4, 2018 was a 39.1% provision for income taxes compared to a 12.3% benefit from income taxes for the three months ended July 29, 2017.  The increase was primarily due to the exclusion of net losses, due to the uncertainty of the realization of our deferred tax assets in Austria, from our estimated annual effective tax rate. The increase in our effective income tax rate was partially offset by a reduction in the U.S. federal tax rate due to the U.S. Tax Cuts and Jobs Act enacted in December 2017.

Six Months (26 weeks) Ended August 4, 2018 Compared With Six Months (26 weeks) Ended July 29, 2017

Net Sales

Net sales were $425.3 million for the six months ended August 4, 2018 compared to $373.4 million for the six months ended July 29, 2017, an increase of $51.9 million or 13.9%.  The increase primarily reflected an increase in comparable sales of $28.0 million, an increase of $13.0 million due to the calendar shift to include an additional week of back-to-school season, and the net addition of 11 stores (made up of 10 new stores in North America, 5 new stores in Europe and 1 new stores in Australia offset by 5 store closures in North America) subsequent to July 29, 2017.  By region, North America sales increased $43.3 million or 12.8% and other international sales (which consists of Europe and Australia) increased $8.6 million or 25.0% for the six months ended August 4, 2018 compared to the six months ended July 29, 2017.

Comparable sales increased 7.2% primarily driven by an increase in comparable transactions partially offset by a decrease in dollars per transaction.  Dollars per transaction decreased due to a decrease in units per transaction partially offset by an increase in average unit retail.  Comparable sales were primarily driven by an increase in men’s clothing followed by women’s clothing and footwear. These increases were partially offset by decreases in comparable sales in accessories followed by hardgoods.

Gross Profit

Gross profit was $135.1 million for the six months ended August 4, 2018 compared to $111.8 million for the six months ended July 29, 2017, an increase of $23.3 million, or 20.8%.  As a percent of net sales, gross profit increased 180 basis points for the six months ended August 4, 2018 to 31.8%.  The increase was primarily driven by 160 basis point leveraging of our store occupancy costs, 20 basis point increase in product margin and 20 basis points in lower shrinkage of inventory partially offset by 30 basis points in higher shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $130.1 million for the six months ended August 4, 2018 compared to $118.8 million for the six months ended July 29, 2017, an increase of $11.3 million, or 9.5%.  SG&A expenses as a percent of net sales decreased by 130 basis points for the six months ended August 4, 2018 to 30.6%.  The decrease was primarily driven by 150 basis points from the leveraging of our store costs partially offset by a 20 basis point increase related to the accrual of annual incentive compensation.

Net Income

Net income for the six months ended August 4, 2018 was $1.8 million, or $0.07 earnings per diluted share, compared with net loss of $5.1 million, or $0.21 loss per diluted share, for the six months ended July 29, 2017.  Our effective income tax rate for the six months ended August 4, 2018 was a 66.5% provision for income taxes compared to a 30.7% benefit from income taxes for the six months ended July 29, 2017. The increase was primarily due to the exclusion of net losses for certain European jurisdictions from our estimated annual effective tax rate. At August 4, 2018 and February 3, 2018, we had valuation allowances on our deferred tax assets of $5.5 million and $3.6 million, respectively, primarily due to the uncertainty of the realization of deferred tax assets in Austria. The increase in our effective income tax rate was partially offset by a reduction in the U.S. federal tax rate due to the U.S. Tax Cuts and Jobs Act enacted in December 2017.

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

Operating Activities

Net cash from operating activities increased by $11.8 million to $15.5 million provided by operating activities for the six months ended August 4, 2018 from $3.8 million provided by operating activities for the six months ended July 29, 2017.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $2.9 million for the six months ended August 4, 2018, related to $9.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $6.2 million in net sales of marketable securities.  Net cash used in investing activities was $7.4 million for the six months ended July 29, 2017, related to $12.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $5.0 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended August 4, 2018 was $5.4 million, primarily related to $5.0 million in net proceeds from revolving credit facilities and $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash provided by financing activities for the six months ended July 29, 2017 was $0.2 million, primarily related to $0.4 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

There were no borrowings outstanding under the ABL Facility at August 4, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at August 4, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with UniCredit Bank Austria and Commerzbank Germany of up to 9.0 million Euro ($10.4 million) at August 4, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.55% to 1.65%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $5.6 million of borrowings outstanding at August 4, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at August 4, 2018 and at February 3, 2018.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 4, 2018.  The following table summarizes the total amount of future payments due under our contractual obligations at August 4, 2018 (in thousands):

	Total	Fiscal 2018	Fiscal 2019 and Fiscal 2020	Fiscal 2021 and Fiscal 2022	Thereafter
Operating lease obligations (1)	$389,858	$35,853	$128,459	$106,863	$118,683
Purchase obligations (2)	249,534	246,190	3,344	—	—
Total	$639,392	$282,043	$131,803	$106,863	$118,683

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

Off-Balance Sheet Arrangements

At August 4, 2018, we did not have any off-balance sheet arrangements.

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

Our market risk profile at August 4, 2018 has not significantly changed since February 3, 2018. Our market risk profile at February 3, 2018 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 4, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended August 4, 2018.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 4, 2018 (unaudited) and February 3, 2018; (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the three and six months ended August 4, 2018 and July 29, 2017; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended August 4, 2018 and July 29, 2017; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 4, 2018 and July 29, 2017; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 4, 2018 and July 29, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 10, 2018	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)