Form 10-Q
period 2018-11-03
Zumiez Inc
filed 2018-12-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At December 4, 2018, there were 25,530,794 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 3, 2018	February 3, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,640	$24,041
Marketable securities	98,236	97,864
Receivables	17,521	17,027
Inventories	186,938	125,826
Prepaid expenses and other current assets	15,853	14,405
Total current assets	348,188	279,163
Fixed assets, net	123,074	128,852
Goodwill	58,619	62,912
Intangible assets, net	15,203	16,696
Deferred tax assets, net	4,438	4,174
Other long-term assets	7,197	7,713
Total long-term assets	208,531	220,347
Total assets	$556,719	$499,510

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$90,060	$37,861
Accrued payroll and payroll taxes	21,724	20,650
Income taxes payable	2,782	5,796
Deferred rent and tenant allowances	7,790	8,073
Other liabilities	24,645	26,867
Total current liabilities	147,001	99,247
Long-term deferred rent and tenant allowances	37,631	39,275
Other long-term liabilities	3,315	5,073
Total long-term liabilities	40,946	44,348
Total liabilities	187,947	143,595
Commitments and contingencies (Note 4)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,532 shares issued and outstanding at November 3, 2018 and 25,249 shares issued and outstanding at February 3, 2018	151,658	146,523
Accumulated other comprehensive (loss) income	(9,888)	35
Retained earnings	227,002	209,357
Total shareholders’ equity	368,772	355,915
Total liabilities and shareholders’ equity	$556,719	$499,510

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$248,795	$245,756	$674,052	$619,156
Cost of goods sold	161,922	162,389	452,057	423,944
Gross profit	86,873	83,367	221,995	195,212
Selling, general and administrative expenses	68,479	64,559	198,613	183,401
Operating profit	18,394	18,808	23,382	11,811
Interest income, net	493	111	1,015	284
Other expense, net	(74)	(326)	(308)	(798)
Earnings before income taxes	18,813	18,593	24,089	11,297
Provision for income taxes	4,990	6,671	8,496	4,432
Net income	$13,823	$11,922	$15,593	6,865
Basic earnings per share	$0.55	$0.48	$0.63	0.28
Diluted earnings per share	$0.55	$0.48	$0.62	0.28
Weighted average shares used in computation of earnings per share:
Basic	24,974	24,712	24,920	24,660
Diluted	25,261	24,804	25,220	24,845

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$13,823	$11,922	$15,593	$6,865
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(1,672)	(1,368)	(9,840)	8,416
Net change in unrealized (loss) gain on available-for-sale debt securities	(115)	(23)	(83)	5
Other comprehensive (loss) income, net	(1,787)	(1,391)	(9,923)	8,421
Comprehensive income	$12,036	$10,531	$5,670	$15,286

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	15,593	15,593
Other comprehensive loss, net	—	—	(9,923)	—	(9,923)
Issuance and exercise of stock-based awards	283	704	—	—	704
Stock-based compensation expense	—	4,431	—	—	4,431
Cumulative effect of accounting change (Note 1)	—	—	—	2,052	2,052
Balance at November 3, 2018	25,532	$151,658	$(9,888)	$227,002	$368,772

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net income	—	—	—	6,865	6,865
Other comprehensive income, net	—	—	8,421	—	8,421
Issuance and exercise of stock-based awards	307	526	—	—	526
Stock-based compensation expense	—	3,720	—	—	3,720
Balance at October 28, 2017	25,252	$145,230	$(8,067)	$189,420	$326,583

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$15,593	$6,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,249	20,338
Deferred taxes	(919)	(2,625)
Stock-based compensation expense	4,431	3,720
Other	482	1,189
Changes in operating assets and liabilities:
Receivables	(1,680)	(2,449)
Inventories	(63,892)	(48,491)
Prepaid expenses and other current assets	(1,904)	(578)
Trade accounts payable	53,037	35,693
Accrued payroll and payroll taxes	1,342	699
Income taxes payable	(2,206)	2,856
Deferred rent and tenant allowances	(1,564)	(1,240)
Other liabilities	(6,845)	(2,108)
Net cash provided by operating activities	17,124	13,869
Cash flows from investing activities:
Additions to fixed assets	(15,683)	(19,072)
Purchases of marketable securities and other investments	(116,430)	(80,198)
Sales and maturities of marketable securities and other investments	115,536	63,365
Net cash used in investing activities	(16,577)	(35,905)
Cash flows from financing activities:
Proceeds from revolving credit facilities	32,776	19,412
Payments on revolving credit facilities	(27,651)	(7,841)
Proceeds from issuance and exercise of stock-based awards	899	697
Payments for tax withholdings on equity awards	(195)	(171)
Net cash provided by financing activities	5,829	12,097
Effect of exchange rate changes on cash and cash equivalents	(777)	352
Net increase (decrease) in cash and cash equivalents	5,599	(9,587)
Cash and cash equivalents, beginning of period	24,041	20,247
Cash and cash equivalents, end of period	$29,640	$10,660
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$11,893	$4,434
Accrual for purchases of fixed assets	1,477	2,190

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At November 3, 2018, we operated 703 stores; 609 in the United States (“U.S.”), 50 in Canada, 37 in Europe, and 7 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended November 3, 2018 and October 28, 2017 were 13-week periods.  The nine months ended November 3, 2018 and October 28, 2017 were 39-week periods.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns was $2.5 million at November 3, 2018 and $2.6 million at February 3, 2018. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  The current liability for gift cards was $2.5 million at November 3, 2018 and $6.4 million at February 3, 2018.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  We recognized net sales related to gift card breakage of $0.1 million for the three months ended November 3, 2018 and October 28, 2017 and $0.4 million for the nine months ended November 3, 2018 and $0.3 million for the nine months ended October 28, 2017.

Loyalty Program—We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  Deferred revenue related to our customer loyalty program was $2.0 million at November 3, 2018 and $1.6 million at February 3, 2018.

Recent Accounting Standards—In August 2018, the Financial Accounting Standards Board (“FASB”) issued a new standard over customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract and requires that implementation costs incurred in a hosting arrangement that is a service contract be accounted for in accordance with ASC 350-40.  The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities.  The adoption will require a modified retrospective approach at the beginning of the earliest period presented.  The new standard is effective for the fiscal year beginning after December 15, 2018.  We will adopt for the fiscal year beginning February 3, 2019.  All of our retail store locations are subject to operating lease arrangements.  While we expect this standard to result in a material increase to the assets and liabilities on our Consolidated Balance Sheet, we are continuing to evaluate the impact of this standard on our consolidated financial statements and related disclosures. Our minimum lease commitments at November 3, 2018 are disclosed in Note 4, “Commitments and Contingencies”.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard codified under ASC 606.  The new standard allows for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years beginning after December 15, 2017.  On February 4, 2018, we adopted this standard using the modified retrospective approach.  Results at November 3, 2018 and for the three and nine months ended November 3, 2018 are presented under ASC 606, while results at October 28, 2017 and for the three and nine months ended October 28, 2017 continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition.

The adoption of ASC 606 resulted in a change to the timing of revenue recognition on ecommerce sales from delivery to shipment and the timing of revenue recognition on gift card breakage from remote to in proportion to the patterns of rights exercised by our customers.  We recorded an increase to retained earnings of $2.1 million, net of $0.6 million in taxes, as of February 4, 2018 due to the cumulative effect of adopting ASC 606.  The cumulative effect resulted in a decrease in other liabilities of $3.1 million and inventory of $0.4 million, as well as $0.4 million decrease in our deferred tax assets and $0.2 million increase in income taxes payable.  The impact of adopting ASC 606 was not material to the condensed consolidated financial statements for the three and nine months ended November 3, 2018.

We elected to use the practical expedients to account for shipping and handling costs that occur after the customer obtains control of the goods as fulfillment costs.  We accrue the expense of shipping and handling costs when product is shipped. We also elected to exclude from net sales the tax amounts collected from our customers to be remitted to governmental authorities.

2. Revenue Recognition

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
United States	$210,690	$207,223	$569,878	$526,507
Canada	15,828	15,839	38,999	35,626
Europe	20,631	20,936	59,876	52,030
Australia	1,646	1,758	5,299	4,993
Net sales	$248,795	$245,756	$674,052	$619,156

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	November 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,175	$—	$—	$22,175
Money market funds	3,370	—	—	3,370
Corporate debt securities	2,995	—	—	2,995
State and local government securities	1,100	—	—	1,100
Total cash and cash equivalents	29,640	—	—	29,640
Marketable securities:
State and local government securities	65,491	3	(174)	65,320
Corporate debt securities	31,012	—	(36)	30,976
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$98,443	$3	$(210)	$98,236

	February 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,911	$—	$—	$21,911
Money market funds	2,130	—	—	2,130
Total cash and cash equivalents	24,041	—	—	24,041
Marketable securities:
State and local government securities	68,620	9	(130)	68,499
Variable-rate demand notes	29,365	—	—	29,365
Total marketable securities	$97,985	$9	$(130)	$97,864

All of our marketable securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 3, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	26,931	(36)	—	—	26,931	(36)
State and local government securities	49,496	(118)	12,512	(56)	62,008	(174)
Total marketable securities	$76,427	$(154)	$12,512	$(56)	$88,939	$(210)

	February 3, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	53,655	(129)	610	(1)	54,265	(130)
Total marketable securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended November 3, 2018 or October 28, 2017.

4. Commitments and Contingencies

Leases—We lease our stores and certain corporate and other operating facilities under operating leases.  Total rent expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Minimum rent expense	$19,865	$19,604	$59,892	$57,898
Contingent rent expense	820	799	2,347	2,016
Total rent expense (1)	$20,685	$20,403	$62,239	$59,914

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $10.3 million and $30.6 million for the three and nine months ended November 3, 2018 and $10.4 million and $31.2 million for the three and nine months ended October 28, 2017.

A majority of our leases provide for ongoing co-tenancy requirements or early cancellation clauses that would further lower rental rates, or permit lease terminations, or both, in the event that co-tenants cease to operate for specific periods or if certain sales levels are not met in specific periods.  Most of the store leases require payment of a specified minimum rent and a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, as well as real estate taxes, insurance, common area maintenance charges and other executory costs.  Future minimum lease payments at November 3, 2018 are as follows (in thousands):

Fiscal 2018	$18,157
Fiscal 2019	67,299
Fiscal 2020	63,528
Fiscal 2021	57,738
Fiscal 2022	51,917
Thereafter	125,085
Total (1)	$383,724

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At November 3, 2018, we had outstanding purchase orders to acquire merchandise from vendors of $199.0 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and the date of oral argument has been scheduled for February 4, 2019.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at November 3, 2018 and February 3, 2018 was $2.8 million and $2.1 million.

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

There were no borrowings outstanding under the ABL Facility at November 3, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at November 3, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with Commerzbank Germany of up to 5.5 million Euro ($6.3 million) at November 3, 2018, the proceeds of which are used to fund certain international operations.  The revolving line of credit bears interest at 1.55%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $5.7 million of borrowings outstanding at November 3, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at November 3, 2018 and at February 3, 2018.

6. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	November 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,370	$—	$—
Corporate debt securities	2,995
State and local government securities	1,100
Marketable securities:
State and local government securities	—	65,320	—
Corporate debt securities	—	30,976	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	1,401	—	—
Total	$8,866	$98,236	$—

	February 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,130	$—	$—
Marketable securities:
State and local government securities	—	68,499	—
Variable-rate demand notes	—	29,365	—
Other long-term assets:
Money market funds	1,437	—	—
Equity investments	—	—	151
Total	$3,567	$97,864	$151

The Level 2 marketable securities include state and local municipal securities, corporate debt securities, and variable-rate demand notes.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.  We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.  We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

There were no material assets measured at fair value on a nonrecurring basis for the three and nine months ended November 3, 2018 and October 28, 2017.

7. Stockholders’ Equity

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale debt securities	Accumulated other comprehensive loss
Three months ended November 3, 2018:
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)
Other comprehensive loss, net (1)	(1,672)	(115)	(1,787)
Balance at November 3, 2018	$(9,731)	$(157)	$(9,888)
Three months ended October 28, 2017:
Balance at July 29, 2017	$(6,690)	$14	$(6,676)
Other comprehensive loss, net (1)	(1,368)	(23)	(1,391)
Balance at October 28, 2017	$(8,058)	$(9)	$(8,067)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Nine months ended November 3, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(9,840)	(83)	(9,923)
Balance at November 3, 2018	$(9,731)	$(157)	$(9,888)
Nine months ended October 28, 2017:
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	8,416	5	8,421
Balance at October 28, 2017	$(8,058)	$(9)	$(8,067)

(1)

Other comprehensive income is net of immaterial taxes for the three and nine months ended November 3, 2018 and October 28, 2017 for both net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Cost of goods sold	$274	$238	$851	$743
Selling, general and administrative expenses	1,144	982	3,580	2,977
Total stock-based compensation expense	$1,418	$1,220	$4,431	$3,720

At November 3, 2018, there was $9.3 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2018	524	$20.11
Granted	262	$23.94
Vested	(209)	$20.83
Forfeited	(16)	$20.39
Outstanding at November 3, 2018	561	$21.62	$12,875

We had 0.3 million stock options outstanding at November 3, 2018 with a weighted average exercise price of $23.06 and 0.3 million stock options outstanding at February 3, 2018 with a weighted average exercise price of $22.82.

9. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$13,823	$11,922	$15,593	$6,865
Weighted average common shares for basic earnings per share:	24,974	24,712	24,920	24,660
Dilutive effect of stock options and restricted stock	287	92	300	185
Weighted average common shares for diluted earnings per share:	25,261	24,804	25,220	24,845
Basic earnings per share	$0.55	$0.48	$0.63	$0.28
Diluted earnings per share	$0.55	$0.48	$0.62	$0.28

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.1 million for the three and nine months ended November 3, 2018 and 0.3 million for the three and nine months ended October 28, 2017.

10. Subsequent Events

On December 7, 2018, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a secured revolving credit facility until December 7, 2021, of up to $35.0 million. The secured revolving credit facility is available for working capital and other general corporate purposes. The secured revolving credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our secured revolving credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The secured revolving credit facility replaces our asset-based revolving credit agreement with Wells Fargo Bank, N.A., which provided for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base, with a letter of credit sub-limit of $10 million, which was entered into on February 6, 2016 and was to mature on February 5, 2021.

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

Fiscal 2018 is the 52-week period ending February 2, 2019. Fiscal 2017 was the 53-week period ended February 3, 2018. The first nine months of fiscal 2018 was the 39-week period ended November 3, 2018. The first nine months of fiscal 2017 was the 39-week period ended October 28, 2017.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	66.1	67.1	68.5
Gross profit	34.9	33.9	32.9	31.5
Selling, general and administrative expenses	27.5	26.2	29.4	29.6
Operating profit	7.4	7.7	3.5	1.9
Interest and other income (expense), net	0.2	(0.1)	0.1	(0.1)
Earnings before income taxes	7.6	7.6	3.6	1.8
Provision for income taxes	2.0	2.7	1.3	0.7
Net income	5.6%	4.9%	2.3%	1.1%

Three Months (13 weeks) Ended November 3, 2018 Compared With Three Months (13 weeks) Ended October 28, 2017

Net Sales

Net sales were $248.8 million for the three months ended November 3, 2018 compared to $245.8 million for the three months ended October 28, 2017, an increase of $3.0 million or 1.2%.  The increase primarily reflected an increase in comparable sales of $11.1 million and the net addition of 9 stores (made up of 8 new stores in North America, 5 new stores in Europe partially offset by 4 store closures in North America) subsequent to October 28, 2017 partially offset by a decrease of $9.6 million due to the calendar shift to exclude an additional week of back-to-school season.  By region, North America sales increased $3.4 million or 1.5% and other international sales (which consists of Europe and Australia sales) decreased $0.4 million or 1.8% for the three months ended November 3, 2018 compared to the three months ended October 28, 2017.

Comparable sales increased 4.8% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail partially offset by a decrease in units per transaction.  Comparable sales were primarily driven by an increase in footwear followed by men’s clothing, women’s clothing and accessories. These increases were partially offset by decreases in comparable sales in hardgoods.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $86.9 million for the three months ended November 3, 2018 compared to $83.4 million for the three months ended October 28, 2017, an increase of $3.5 million, or 4.2%.  As a percent of net sales, gross profit increased 100 basis points for the three months ended November 3, 2018 to 34.9%.  The increase was primarily driven by 70 basis point increase in product margin and 70 basis points in lower shrinkage of inventory partially offset by 30 basis points in higher shipping and fulfillment costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $68.5 million for the three months ended November 3, 2018 compared to $64.6 million for the three months ended October 28, 2017, an increase of $3.9 million, or 6.1%.  SG&A expenses as a percent of net sales increased 130 basis points for the three months ended November 3, 2018 to 27.5%.  The increase was primarily driven by the $9.6 million sales movement related to the calendar shift resulting in 60 basis points deleverage in store costs, 40 basis points from higher corporate costs and 20 basis point increase related to the accrual of annual incentive compensation.

Net Income

Net income for the three months ended November 3, 2018 was $13.8 million, or $0.55 earnings per diluted share, compared with net income of $11.9 million, or $0.48 earnings per diluted share, for the three months ended October 28, 2017.  Our effective income tax rate for the three months ended November 3, 2018 was a 26.5% provision for income taxes compared to a 35.9% provision for income taxes for the three months ended October 28, 2017.  The decrease was primarily due to the reduction in the U.S. federal tax rate due to the U.S. Tax Cuts and Jobs Act enacted in December 2017 partially offset by an increase due to the exclusion of net losses, due to the uncertainty of the realization of our deferred tax assets in Austria, from our estimated annual effective tax rate.

Nine Months (39 weeks) Ended November 3, 2018 Compared With Nine Months (39 weeks) Ended October 28, 2017

Net Sales

Net sales were $674.1 million for the nine months ended November 3, 2018 compared to $619.2 million for the nine months ended October 28, 2017, an increase of $54.9 million or 8.9%.  The increase primarily reflected an increase in comparable sales of $39.1 million and the net addition of 9 stores (made up of 8 new stores in North America and 5 new stores in Europe offset by 4 store closures in North America) subsequent to October 28, 2017.  By region, North America sales increased $46.7 million or 8.3% and other international sales (which consists of Europe and Australia) increased $8.2 million or 14.3% for the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017.

Comparable sales increased 6.3% primarily driven by an increase dollars per transaction and comparable transactions.  Dollars per transaction increased due to an increase in average unit retail partially offset by a decrease in units per transaction.  Comparable sales were primarily driven by an increase in men’s clothing followed by footwear and women’s clothing. These increases were partially offset by decreases in comparable sales in hardgoods followed by accessories.

Gross Profit

Gross profit was $222.0 million for the nine months ended November 3, 2018 compared to $195.2 million for the nine months ended October 28, 2017, an increase of $26.8 million, or 13.7%.  As a percent of net sales, gross profit increased 140 basis points for the nine months ended November 3, 2018 to 32.9%.  The increase was primarily driven by 100 basis point leveraging of our store occupancy costs, 40 basis point increase in product margin and 40 basis points in lower shrinkage of inventory partially offset by 30 basis points in higher shipping and fulfillment costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $198.6 million for the nine months ended November 3, 2018 compared to $183.4 million for the nine months ended October 28, 2017, an increase of $15.2 million, or 8.3%.  SG&A expenses as a percent of net sales decreased by 20 basis points for the nine months ended November 3, 2018 to 29.4%.  The decrease was primarily driven by 60 basis points from the leveraging of our store costs partially offset by a 20 basis point increase in corporate costs and a 20 basis point increase related to the accrual of annual incentive compensation.

Net Income

Net income for the nine months ended November 3, 2018 was $15.6 million, or $0.62 earnings per diluted share, compared with $6.9 million, or $0.28 earnings per diluted share, for the nine months ended October 28, 2017.  Our effective income tax rate for the nine months ended November 3, 2018 was a 35.3% provision for income taxes compared to a 39.2% provision for income taxes for the nine months ended October 28, 2017. The decrease was primarily due to the reduction in the U.S. federal tax rate due to the U.S. Tax Cuts and Jobs Act enacted in December 2017 partially offset by an increase due to the exclusion of net losses, due to the uncertainty of the realization of our deferred tax assets in Austria, from our estimated annual effective tax rate.

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

During fiscal 2018, we expect to spend approximately $18 million to $20 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 13 new stores we remain on track to open in fiscal 2018 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2018 will not be different from the number of stores we plan to open, or that actual fiscal 2018 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $3.3 million to $17.1 million provided by operating activities for the nine months ended November 3, 2018 from $13.9 million provided by operating activities for the nine months ended October 28, 2017.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $16.6 million for the nine months ended November 3, 2018 related to $15.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $0.9 million in net purchases of marketable securities.  Net cash used in investing activities was $35.9 million for the nine months ended October 28, 2017, related to $19.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $16.8 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended November 3, 2018 was $5.8 million, primarily related to $5.1 million in net proceeds from revolving credit facilities and $0.9 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash provided by financing activities for the nine months ended October 28, 2017 was $12.1 million, primarily related to $11.6 million in net proceeds from revolving credit facilities and $0.7 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

There were no borrowings outstanding under the ABL Facility at November 3, 2018 and at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at November 3, 2018 and February 3, 2018.

Additionally, we have revolving lines of credit with Commerzbank Germany of up to 5.5 million Euro ($6.3 million) at November 3, 2018, the proceeds of which are used to fund certain international operations.  The revolving lines of credit bear interest at 1.55%. The utilized facility amount, in whole or in part, is subject to termination with three months’ notice and with immediate effect to the unused facility amount.  There was $5.7 million of borrowings outstanding at November 3, 2018 and $0.9 million in borrowings outstanding at February 3, 2018. We had no open commercial letters of credit outstanding under these lines of credit at November 3, 2018 and at February 3, 2018.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended November 3, 2018.  The following table summarizes the total amount of future payments due under our contractual obligations at November 3, 2018 (in thousands):

	Total	Fiscal 2018	Fiscal 2019 and Fiscal 2020	Fiscal 2021 and Fiscal 2022	Thereafter
Operating lease obligations (1)	$383,724	$18,157	$130,827	$109,655	$125,085
Purchase obligations (2)	198,987	195,643	3,344	—	—
Total	$582,711	$213,800	$134,171	$109,655	$125,085

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

Off-Balance Sheet Arrangements

At November 3, 2018, we did not have any off-balance sheet arrangements.

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

Our market risk profile at November 3, 2018 has not significantly changed since February 3, 2018. Our market risk profile at February 3, 2018 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 3, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended November 3, 2018.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.28

Credit Agreement dated as of December 7, 2018 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.28 to the Form 8-K filed by the Company on December 7, 2018]

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 3, 2018 (unaudited) and February 3, 2018; (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended November 3, 2018 and October 28, 2017; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 3, 2018 and October 28, 2017; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 3, 2018 and October 28, 2017; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 3, 2018 and October 28, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 10, 2018	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)