Form 10-K
period 2019-02-02
Zumiez Inc
filed 2019-03-18
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 2, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 3, 2018, was $456,572,006.  At March 11, 2019, there were 25,520,923 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 5, 2019, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  Fiscal 2019 will be the 52 week period ending February 1, 2020.  Fiscal 2018 was the 52 week period ending February 2, 2019.  Fiscal 2017 was the 53 week period ending February 3, 2018.  Fiscal 2016 was the 52 week period ending January 28, 2017. Fiscal 2015 was the 52 week period ending January 30, 2016.  Fiscal 2014 was the 52 week period ending January 31, 2015.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Zumiez Inc., including its wholly-owned subsidiaries, is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles.  Zumiez Inc. was formed in August 1978 and is a Washington State corporation.

At February 2, 2019, we operated 707 stores; 608 in the United States (“U.S.”), 50 in Canada, 41 in Europe and 8 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

We acquired Blue Tomato during fiscal 2012.  Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods.  We acquired Fast Times Skateboarding (“Fast Times”) during fiscal 2016.  Fast Times is an Australian specialty retailer of skateboards, hardware, apparel and footwear.

We employ a sales strategy that integrates our stores with our ecommerce platform to serve our customers.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem by our customers.  Our selling platforms bring the look and feel of an independent specialty shop through a distinctive store environment and high-energy sales personnel.  We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions.  We design our selling platforms to appeal to teenagers and young adults and to serve as a destination for our customers.  We believe that our distinctive selling platforms concepts and compelling economics will provide continued opportunities for growth in both new and existing markets.

We believe that our customers desire authentic merchandise and fashion that is rooted in the fashion, music, art and culture of action sports, streetwear and other unique lifestyles to express their individuality.  We strive to keep our merchandising mix fresh by continuously introducing new brands, styles and categories of product.  Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods, including skateboards, snowboards, bindings, components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers.  In addition, we supplement our merchandise mix with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Over our 40-year history, we have developed a corporate culture based on a passion for serving our customers through the lens of action sports, streetwear and other unique lifestyles.  We have increased our store count from 551 as of the end of fiscal 2013 to 707 as of the end of fiscal 2018, representing a compound annual growth rate of 5.1%; increased net sales from $724.3 million in fiscal 2013 to $978.6 million in fiscal 2018, representing a compound annual growth rate of 6.2%; and been profitable in every fiscal year of our 40-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept.  We target a large population of young men and women, many of whom we believe are attracted to action sports, streetwear and other unique lifestyles and desire to express their personal independence and style through the apparel, footwear and accessories they wear and the equipment they use.  We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit and differentiates us in our market.

Differentiated Merchandising Strategy.  We have created a highly differentiated retailing concept by offering an extensive selection of current and relevant lifestyle brands encompassing apparel, footwear, accessories and hardgoods.  The breadth of merchandise offered through our sales channels exceeds that offered by many of our competitors and includes some brands and products that are available only from us.  Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the season dictates, providing us the opportunity to shift our merchandise selection seasonally. We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

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

Distinctive Customer Experience.  We strive to provide a convenient shopping environment that is appealing and clearly communicates our distinct brand image.  We seek to integrate our store and digital shopping experiences to serve our customers whenever, wherever and however they choose to engage with us.  We seek to attract knowledgeable sale associates who identify with our brand and are able to offer superior customer service, advice and product expertise.  We believe that our distinctive shopping experience enhances our image as a leading source for apparel and equipment for action sports, streetwear and other unique lifestyles.

Disciplined Operating Philosophy.  We have an experienced senior management team.  Our management team has built a strong operating foundation based on sound retail principles that underlie our unique culture.  Our philosophy emphasizes an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity to the individual store associate level.  Our comprehensive training programs are designed to provide our employees with the knowledge and tools to develop leadership, communication, sales, and operational expertise.  We believe that our merchandising team immersion in the lifestyles we represent, supplemented with feedback from our customers, store associates, and omni-channel leadership, allows us to consistently identify and react to emerging fashion trends.  We believe that this, combined with our inventory planning and allocation processes and systems, helps us better manage markdown and fashion risk.

High-Impact, Integrated Marketing Approach.  We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the lifestyles we represent.  Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, as well as the Zumiez STASH loyalty program.  Our marketing efforts incorporate local sporting and music event promotions, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels.  Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands.  Our STASH loyalty program allows us to learn more about our customer and serve their needs better. We believe that our ability to interact with our customer through STASH, and our immersion in the lifestyles we represent, allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading specialty retailer of action sports, streetwear, and other unique lifestyles by:

Continuing to Generate Sales Growth through Existing Channels.  We seek to maximize our comparable sales by continuing to integrate our store and online shopping experiences and offering our customers a broad and relevant selection of brands and products, including a unique customer experience through each interaction with our brand.

Enhancing our Brand Awareness through Continued Marketing and Promotion.  We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions, and activities that embody the unique lifestyles of our customers.  These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base.  We also use our STASH loyalty program to increase brand engagement and enhance brand creditability. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings.  In addition, we use our ecommerce presence to further increase our brand awareness.  We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets.  We also benefit from branded vendors’ marketing.

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides select store expansion opportunities throughout the U.S. and Canada, as well as greater ability to expand in Europe and Australia.  During the last three fiscal years, we have opened or acquired 65 new stores consisting of 13 stores in fiscal 2018, 19 stores in fiscal 2017 and 33 stores in fiscal 2016.  We have successfully opened or acquired stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts.  To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 13 new stores in fiscal 2019, including stores in our existing markets and in new markets internationally.  The number of anticipated store openings may increase or decrease due to market conditions and other factors.

Merchandising and Purchasing

Our goal is to be viewed by our customers as the definitive source of merchandise for their unique lifestyles across all channels in which we operate.  We believe that the breadth of merchandise that we offer our customers, which includes apparel, footwear, accessories, and hardgoods, exceeds that offered by many other specialty stores at a single location, and makes us a single-stop purchase destination for our target customers.

We seek to identify fashion trends as they develop and to respond in a timely manner with a relevant product assortment.  We strive to keep our merchandising mix fresh by continuously introducing new brands or styles in response to the evolving desires of our customers.  Our merchandise mix may vary by region, country and season, reflecting the preferences and seasons in each market.

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 12.4%, 8.5% and 7.3% of our net sales in fiscal 2018, 2017 and 2016.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2018, 2017 and 2016, our private label merchandise represented 13.1%, 16.8% and 20.2% of our net sales.

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy.  We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions.  We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management.  We coordinate inventory levels in connection with individual stores’ sales strength, our promotions and seasonality. We utilize a localized fulfillment strategy to fulfill the majority of our ecommerce orders through our stores to reduce shipping time and enhance customer experience.

Our merchandising staff remains in tune with the fashion, music, art and culture of action sports, streetwear and other unique lifestyles by participating in action sports, attending relevant events and concerts, watching related programming and reading relevant publications and social network channels.  In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors.

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

Stores

Store Locations. At February 2, 2019, we operated 707 stores in the following locations:

United States and Puerto Rico - 608 Stores
Alabama	4	Indiana	10	Nebraska	3	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	12	Kansas	3	New Jersey	19	South Dakota	2
Arkansas	3	Kentucky	4	New Mexico	5	Tennessee	9
California	90	Louisiana	6	New York	33	Texas	51
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	9	Maryland	11	North Carolina	13	Vermont	1
Delaware	4	Massachusetts	11	North Dakota	4	Virginia	14
Florida	35	Michigan	13	Ohio	13	Washington	26
Georgia	13	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	19	Montana	5	Puerto Rico	5

Canada - 50 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	11	Nova Scotia	2
Manitoba	2	Ontario	24

Europe - 41 Stores
Austria	14
Germany	19
Switzerland	7
Netherlands	1

Australia - 8 Stores
Victoria	6
Queensland	1
South Australia	1

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Acquired	Stores Closed	Total Number of Stores End of Year
2018	13	—	4	707
2017	19	—	6	698
2016	28	5	6	685

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At February 2, 2019, our stores averaged approximately 2,931 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

Expansion Opportunities and Site Selection.  In selecting a location for a new store, we target high-traffic locations with suitable demographics and favorable lease terms.  We generally locate our stores in areas in which other teen and young adult-oriented retailers have performed well.  We focus on evaluating the market specific competitive environment for potential new store locations.  We seek to diversify our store locations regionally and by caliber of mall or shopping area.  For mall locations, we seek locations near busy areas of the mall such as food courts, movie theaters, game stores and other popular teen and young adult retailers.

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

We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards. Our marketing efforts also incorporate local sporting and music event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with our brands and products, the Zumiez STASH, catalogs and various social network channels.  We believe that our immersion in action sports, streetwear and other unique lifestyles allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Distribution and Fulfillment

Timely and efficient distribution of merchandise to our stores is an important component of our overall business strategy.  Domestically, our distribution center is located in Corona, California.  At this facility, merchandise is inspected, allocated to stores and distributed to our stores and customers.  Each store is typically shipped merchandise five times a week, providing our stores with a steady flow of new merchandise.  We utilize a localized fulfillment strategy in which we use our domestic store network to provide fulfillment services for the vast majority of online customer purchases.

Internationally, we operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.  We operate a distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato operations in Europe. We also operate a distribution and ecommerce fulfillment center located in Melbourne, Australia to support our Fast Times operations in Australia.

Management Information Systems

Our management information systems provide integration of store, online, merchandising, distribution, financial and human resources functions.  The systems include applications related to point-of-sale, inventory management, supply chain, planning, sourcing, merchandising and financial reporting.  We continue to invest in technology to align these systems with our business requirements and to support our continuing growth.

Competition

The teenage and young adult retail apparel, hardgoods, footwear and accessories industry is highly competitive.  We compete with other retailers for vendors, customers, suitable store locations and qualified store associates, management personnel, online marketing content, social media engagement and ecommerce traffic. In the softgoods market, which includes apparel, footwear and accessories, we currently compete with other teenage and young adult focused retailers.  In addition, in the softgoods market we compete with independent specialty shops, department stores, vendors that sell their products directly to the retail market, non-mall retailers and ecommerce retailers.  In the hardgoods market, which includes skateboards, snowboards, bindings, components and other equipment, we compete directly or indirectly with the following categories of companies: other specialty retailers, such as local snowboard and skate shops, large-format sporting goods stores and chains, vendors who sell their products directly to the retail market and ecommerce retailers.

Competition in our sector is based on, among other things, merchandise offerings, store location, price, and the ability to identify with the customer.  We believe that our ability to compete favorably with our competitors is due to our differentiated merchandising strategy, compelling store environment and deep-rooted culture.

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2018, approximately 57% of our net sales occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At February 2, 2019, we employed approximately 2,500 full-time and approximately 6,600 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

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

The teenage and young adult retail apparel, footwear, accessories and hardgoods industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations, qualified store associates, management personnel, online marketing content, social media engagement and ecommerce traffic.  Some of our competitors are larger than we are and have substantially greater financial and marketing resources, including advanced ecommerce market capabilities.  Additionally, some of our competitors may offer more options for free and/or expedited shipping for ecommerce sales.  Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers.  Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

In response to a decline in disposable income and consumer confidence, we believe the “value” message has become more important to consumers.  As a retailer that sells approximately 85% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers or we may be forced to rely on promotional sales to compete in our market which could have a material adverse effect on our financial position.

A decrease in consumer traffic could cause our sales to be less than expected.

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent.  If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations.  Furthermore, we depend on generating increased traffic to our ecommerce business and converting that traffic into sales.  This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network and transaction processing and a high-quality online customer experience.  Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy depends on our ability to grow customer engagement in our current markets and expand into new markets, which could strain our resources and cause the performance of our existing business to suffer.

Our growth largely depends on our ability to optimize our customer engagement in our current trade areas and operate successfully in new geographic markets.  However, our ability to open stores in new geographic markets, including international locations, is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned or have access to desirable lease space, and any failure to successfully open and operate in new markets could have a material adverse effect on our results of operations.  We intend to continue to open new stores in future years, while remodeling a portion of our existing store base such that we have the optimum number of stores in any given trade area.  The expansion into new markets may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered in our existing markets.  In addition, our proposed expansion will place increased demands on our operational, managerial and administrative resources.  These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business.  In addition, successful execution of our growth strategy may require that we obtain additional financing, and we may not be able to obtain that financing on acceptable terms or at all.

Failure to successfully integrate any businesses that we acquire could have an adverse impact on our results of operations and financial performance.

We may, from time to time, acquire businesses, such as our acquisition of Blue Tomato and Fast Times.  We may experience difficulties in integrating any businesses we may acquire, including their stores, websites, facilities, personnel, financial systems, distribution, operations and general operating procedures, and any such acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities.  If we experience difficulties in integrating acquisitions or if such acquisitions do not provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and overall financial performance.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

We plan to continue to open new stores in the Canadian, European and Australian markets. We may continue to expand internationally into other markets, either organically or through additional acquisitions.  International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market.  As a result, operations in international markets may be less successful than our operations in the U.S.  Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets.  Furthermore, we have limited experience with the legal and regulatory environments and market practices in new international markets and cannot guarantee that we will be able to penetrate or successfully operate in these new international markets.  We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.  Accordingly, for the reasons noted above, our plans for international expansion include risks that could have a negative impact on our results of operations.

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

If our information systems do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting, and our ability to manage our business and properly forecast operating results and cash requirements.  Further, we may suffer loss of critical data and interruptions or delays in our operations.  Additionally, we rely on third-party service providers for certain information systems functions.  If a service provider fails to provide the data quality, communications capacity, security or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations.

If the security of our data is breached we may be subjected to adverse publicity, litigation and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. We maintain security systems, devices and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary and personally identifiable information.  Nevertheless, if unauthorized parties gain access to our networks, systems or databases, they may be able to steal, publish, delete or modify confidential information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business.  This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation.  Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees and engage third-parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions and financial exposure, which could adversely affect our retail operations.

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

Most of our merchandise is produced by manufacturers around the world.  Some of these facilities are located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade.  Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us.  Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations.  This includes costs to comply with regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, which may affect the sourcing and availability of raw materials used by manufacturers and subject us to increased costs associated with our products, processes or sources of our inputs.  Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages or port closures.

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

Labor is one of the primary components in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, or other employee benefits costs may adversely impact our operating profit.  A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses.  Furthermore, inconsistent increases in state and or city minimum wage requirements limit our ability to increase prices across all markets and channels.  Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims.  There is no assurance that future health care legislation will not adversely impact our results or operations.

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

If we fail to develop and maintain good relationships with vendors, or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business is dependent on developing and maintaining good relationships with a large number of vendors to provide our customers with an extensive selection of current and relevant brands.  In addition to maintaining our large number of current vendor relationships, each year we are identifying, attracting and launching new vendors to provide a diverse and unique product assortment.  We believe that we generally are able to obtain attractive pricing and terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors could have a material adverse effect on our business.

However, there can be no assurance that our current vendors or new vendors will provide us with an adequate supply or quality of products or acceptable pricing.  Our vendors could discontinue selling to us, raise the prices they charge, sell through direct channels or allow their merchandise to be discounted by other retailers.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.  In addition, certain vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future.  There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly.

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

We are executing an omni-channel strategy to enable our customers to shop wherever, whenever and however they choose to engage with us.  Our omni-channel strategy may not deliver the results we anticipate or may not adequately anticipate changing consumer trends, preferences and expectations.  We will continue to develop additional ways to execute our superior omni-channel experience and interact with our customers, which requires significant investments in IT systems and changes in operational strategy, including localization, online and in-store point of sale systems, order management system, and transportation management system.  If we fail to effectively integrate our store and ecommerce shopping experiences, effectively scale our IT structure or we do not realize the return on our investments that we anticipate our operating results could be adversely affected.  Our competitors are also investing in omni-channel initiatives.  If our competitors are able to be more effective in their strategy, it could have an adverse effect on our results of operations.  If we our omni-channel strategy fails to meet customer expectations related to functionality, timely delivery, or customer experience, our business and results of operations may be adversely affected. Additionally, to manage the anticipated growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees who understand and appreciate our culture and brand and are able to adequately represent this culture.  Qualified individuals of the requisite caliber, skills and number needed to fill these positions may be in short supply in some areas and the employee turnover rate in the retail industry is high.  Our business depends on the ability to hire and retain qualified technical and support roles for procurement, distribution, ecommerce and back office functions.  Competition for qualified employees in these areas could require us to pay higher wages to attract a sufficient number of suitable employees.

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

The terms of our secured credit agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business.  Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business.  The credit facility contains certain financial maintenance covenants that generally require us to have net income after taxes of at least $5.0 million on a trailing four-quarter basis and a quick ratio of 1.25:1.0 at the end of each fiscal quarter.  These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

The credit facility contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.  The credit facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.  Additionally, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support their commitments to us in the future.  If our lenders fail to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

Our business could suffer with the closure or disruption of our home office or our distribution centers.

In the U.S., we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores.  Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  We operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. We operate a distribution and fulfillment center located in Melbourne, Australia to distribute our merchandise to our Australian stores.  Additionally, we are headquartered in Lynnwood, Washington.  As a result, a natural disaster or other catastrophic event that affects one of the regions where we operate these centers or our home office could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are exposed to the risk of class action litigation.  The costs of defense and the risk of loss in connection with class action suits are greater than in single-party litigation claims.  Due to the costs of defending against such litigation, the size of judgments that may be awarded against us, and the loss of significant management time devoted to such litigation, we cannot provide assurance that such litigation will not disrupt our business or impact our financial results.

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

All of our stores are occupied under operating leases and encompassed approximately 2.1 million total square feet at February 2, 2019.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 2, 2019, there were 25,521,082 shares of common stock outstanding.  The following table sets forth the high and low sales prices for our common stock on the Nasdaq Global Select Market.

Fiscal 2018	High	Low
First Fiscal Quarter (February 4, 2018—May 5, 2018)	$26.30	$18.55
Second Fiscal Quarter (May 6, 2018—August 4, 2018)	$31.55	$20.25
Third Fiscal Quarter (August 5, 2018—November 3, 2018)	$32.70	$21.16
Fourth Fiscal Quarter (November 4, 2018—February 2, 2019)	$25.67	$17.57

Fiscal 2017	High	Low
First Fiscal Quarter (January 29, 2017—April 29, 2017)	$21.75	$15.90
Second Fiscal Quarter (April 30, 2017—July 29, 2017)	$18.60	$11.60
Third Fiscal Quarter (July 30, 2017—October 28, 2017)	$20.10	$11.43
Fourth Fiscal Quarter (October 29, 2017—February 3, 2018)	$24.45	$16.90

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on February 1, 2014 and ending on February 2, 2019.  The comparison assumes $100 was invested on February 1, 2014 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	2/1/14	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19

Zumiez	100.00	173.28	84.15	87.59	95.49	116.82
NASDAQ Composite	100.00	114.30	115.10	141.84	189.26	187.97
NASDAQ Retail Trade	100.00	112.78	142.83	174.47	261.97	289.77

Holders of the Company’s Capital Stock

We had approximately 12 shareholders of record as of March 11, 2019.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended February 2, 2019 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
November 4, 2018—December 1, 2018	—	$—	—	$—
December 2, 2018—January 5, 2019 (2)	2	19.02	—	—
January 6, 2019—February 2, 2019	—	—	—	—
Total	2		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock.  This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of Directors.  At February 3, 2019, there remains $75.0 million available for share repurchase under the current share repurchase program.

(2)

During the thirteen weeks ended February 2, 2019, 1,703 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2018 (1)	Fiscal 2017 (2)	Fiscal 2016	Fiscal 2015 (3)	Fiscal 2014 (4)
Statement of Operations Data (in thousands, except per share data):
Net sales	$978,617	$927,401	$836,268	$804,183	$811,551
Cost of goods sold	642,681	617,527	561,266	535,559	524,468
Gross profit	335,936	309,874	275,002	268,624	287,083
Selling, general and administrative expenses	274,858	261,114	235,259	222,459	215,512
Operating profit	61,078	48,760	39,743	46,165	71,571
Interest income, net	1,692	495	32	529	637
Other (expense) income, net	(440)	(852)	449	(833)	(557)
Earnings before income taxes	62,330	48,403	40,224	45,861	71,651
Provision for income taxes	17,125	21,601	14,320	17,076	28,459
Net income	$45,205	$26,802	$25,904	$28,785	$43,192
Earnings per share:
Basic	$1.81	$1.09	$1.05	$1.05	$1.50
Diluted	$1.79	$1.08	$1.04	$1.04	$1.47
Weighted average shares outstanding:
Basic	24,936	24,679	24,727	27,497	28,871
Diluted	25,212	24,878	24,908	27,673	29,288

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$165,334	$121,905	$78,826	$75,554	$154,644
Working capital	234,067	179,916	137,766	129,755	191,351
Total assets	534,190	499,510	426,683	414,695	493,705
Total long-term liabilities	40,626	44,348	46,035	48,596	52,734
Total shareholders’ equity	400,456	355,915	307,051	296,957	359,524

Other Financial Data (in thousands, except gross margin and operating margin):
Gross profit	34.3%	33.4%	32.9%	33.4%	35.4%
Operating margin	6.2%	5.2%	4.8%	5.7%	8.8%
Capital expenditures	$21,028	$24,062	$20,400	$34,834	$35,758
Depreciation, amortization and accretion	$27,316	$27,288	$27,916	$30,410	$29,167

Company Data:
Number of stores open at end of period	707	698	685	658	603
Comparable sales increase (decrease) (5)	5.6%	5.9%	(0.2%)	(5.3%)	4.6%
Net sales per store (6) (in thousands)	$1,385	$1,333	$1,235	$1,256	$1,390
Total store square footage (7) (in thousands)	2,072	2,041	2,009	1,935	1,770
Average square footage per store (8)	2,931	2,924	2,932	2,941	2,936
Net sales per square foot (9)	$474	$456	$420	$427	$473

(1)	Fiscal 2018 was a 52-week period. Included in the results for fiscal 2018 is $8.7 million in benefit from the impact of U.S. federal tax legislation.

(2)

Fiscal 2017 was a 53-week period. All other fiscal year presented are 52-week periods. Included in the results for fiscal 2017 is $10.3 million of net sales related to the additional week in the 53-week fiscal year, $3.8 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate and $3.4 million in our provision for income taxes due to a valuation allowance against our deferred tax assets in Austria.

(3)

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

Fiscal 2018—A Review of This Past Year

In fiscal 2018, we continued to see strong sales results and have now seen positive comparable sales for ten consecutive quarters driven by key brands and fashion trends in the market, as well as our unique brand experience.  Our focus remains centered on the customer; including launching over 100 new brands during fiscal 2018 and each of the preceding 5 years.  Consistently providing our customers with new choices and uniqueness in our product offering is essential to our success and provides us with growth drivers for the future.  The full year comparable sales for fiscal 2018 increased 5.6% on top of comparable sales growth of 5.9% in fiscal 2017.  Total net sales growth was 5.5%, despite the benefit of the 53rd week in the prior year.  Operating margins increased from the prior year due primarily to leverage of our occupancy costs, reduction in inventory shrinkage and product margin improvements.  We added 5 new stores in North America in fiscal 2018, which was down from 12 new stores added in fiscal 2017, as we get closer to our target store count.  During fiscal 2018 we also added 7 new Blue Tomato stores in Europe and 1 new Fast Times store in Australia and continue to have meaningful expansion opportunities in these areas.

As a leading lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms.  We have made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer, which we believe is critical for our long-term financial performance.  We are continuing to deliver our online orders in North America from our stores, which has provided significant improvements in the speed of delivery to our customers and the overall experience. In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2018 compared to fiscal 2017. Fiscal 2018 diluted earnings per share results include $8.7 million in benefit from the impact of U.S. federal tax legislation or $0.35 per share.  Fiscal 2017 results include $10.3 million of net sales related to the additional week in the 53-week period, $3.8 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate, and $3.4 million in our provision for income taxes due to a valuation allowance against our deferred tax assets in Austria.

	Fiscal 2018 (1)	Fiscal 2017	% Change
Net sales (in thousands)	$978,617	$927,401	5.5%
Operating profit (in thousands)	$61,078	$48,760	25.3%
Operating margin	6.2%	5.2%
Diluted earnings per share	$1.79	$1.08	65.7%

(1)	Fiscal 2018 was a 52-week period and fiscal 2017 was a 53-week period.

The increase in net sales was driven primarily by a 5.6% comparable sales increase and the net addition of 9 stores (13 new stores offset by 4 store closures). The increase in comparable sales was driven by an increase in transactions and an increase in dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction.  Operating margin increased in fiscal 2018 compared to fiscal 2017 primarily as a result of gross margin improvements.

Fiscal 2019—A Look At the Upcoming Year

We are entering 2019 with ten consecutive quarters of positive comparable sales growth behind us and strong brand and fashion trends in the business.  In 2019, our focus will be on continued execution of our core culture and brand strategies as well as strategic investments centered on long-term quality growth.  These investments will be largely focused on enhancing the customer experience and creating operational efficiencies to drive operating margin expansion.  As we reach our targeted number of stores in North America, we expect that total store count growth in fiscal 2019 in the region will continue to moderate.  In Europe and Australia, however, we continue to believe we have growth opportunities and we are planning 8 new stores in fiscal 2019, consistent with fiscal 2018.

In fiscal 2019, we expect our cost structure will grow at a slower rate than 2018, primarily tied to the leveraging of our store costs and expense initiatives across the organization. We anticipate inventory levels per square foot will grow roughly in-line with sales growth.  Excluding any possible share buy-backs, we expect cash, short-term investments and working capital to increase, and do not anticipate any new long-term borrowings during the year.  Long-term, we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

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

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business.  We operate a sales strategy that integrates our stores with our ecommerce platform.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers.  Therefore, our comparable sales also include our ecommerce sales.  Changes in our comparable sales between two periods are based on net sales of store or ecommerce business which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period.  Any increase or decrease less than 25% in square footage of an existing comparable store, including remodels and relocations within the same mall, or temporary closures less than seven days does not eliminate that store from inclusion in the calculation of comparable sales.  Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date.  Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.  There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales.  As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Net sales.  Net sales constitute gross sales, net of sales returns and deductions for promotions, and shipping revenue.  Net sales includes comparable sales and new store sales for all our store and ecommerce businesses.  We consider net sales to be an important indicator of our current performance.  Net sales results are important to achieve leveraging of our costs, including store payroll and store occupancy.  Net sales also have a direct impact on our operating profit, cash and working capital.

Gross profit.  Gross profit measures whether we are optimizing the price and inventory levels of our merchandise.  Gross profit is the difference between net sales and cost of goods sold.  Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating profit.  We view operating profit as a key indicator of our success.  Operating profit is the difference between gross profit and selling, general and administrative expenses.  The key drivers of operating profit are net sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures affecting depreciation expense.

Diluted earnings per share. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.  We view diluted earnings per share as a key indicator of our success in increasing shareholder value.

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.7%	66.6%	67.1%
Gross profit	34.3%	33.4%	32.9%
Selling, general and administrative expenses	28.1%	28.2%	28.1%
Operating profit	6.2%	5.2%	4.8%
Interest and other income (expense), net	0.2%	0.0%	0.0%
Earnings before income taxes	6.4%	5.2%	4.8%
Provision for income taxes	1.8%	2.3%	1.7%
Net income	4.6%	2.9%	3.1%

Fiscal 2018 Results Compared With Fiscal 2017

Net Sales

Fiscal 2018 was a 52-week period and fiscal 2017 was a 53-week period. Net sales for fiscal 2017 include an additional week of sales, whereas comparable sales are calculated using the comparable sales for the comparable 52-week period.

Net sales were $978.6 million for fiscal 2018 compared to $927.4 million for fiscal 2017, an increase of $51.2 million or 5.5%.  The increase reflected a $50.4 million increase due to comparable sales and a $12.3 million increase due to the net addition of 9 stores (made up of 5 new stores in North America, 7 new stores in Europe, and 1 new store in Australia offset by 4 store closures), partially offset by a decrease of $9.1 million related to the additional week in the 53-week period and calendar shift in fiscal 2017.  By region, North America sales increased $41.6 million or 5.0% and other international sales increased $9.6 million or 9.7% during fiscal 2018 compared to fiscal 2017.

The 5.6% increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction.  Comparable sales were primarily driven by an increase in men’s apparel followed by footwear, women’s apparel, and accessories partially offset by a decrease in hardgoods.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $335.9 million for fiscal 2018 compared to $309.9 million for fiscal 2017, an increase of $26.1 million, or 8.4%.  As a percentage of net sales, gross profit increased 90 basis points in fiscal 2018 to 34.3%.  The increase was primarily driven by 50 basis points of leverage in our store occupancy costs, 40 basis points due to lower inventory shrinkage, and 20 basis points due to higher product margin, partially offset by 20 basis points in higher shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $274.9 million for fiscal 2018 compared to $261.1 million for fiscal 2017, an increase of $13.7 million, or 5.3%.  SG&A expenses as a percent of net sales decreased 10 basis points in fiscal 2018 to 28.1%.  The decrease was primarily driven by 40 basis points impact of leverage in our store costs partially offset by 20 basis points in corporate costs.

Net Income

Net income for fiscal 2018 was $45.2 million, or $1.79 per diluted share, compared with net income of $26.8 million, or $1.08 per diluted share, for fiscal 2017.  Our effective income tax rate for fiscal 2018 was 27.5% compared to 44.6% for fiscal 2017.  The decrease in the effective tax rate for fiscal 2018 compared to fiscal 2017 was primarily related to a decrease of $8.7 million related to the changes in U.S. federal tax legislation that decreased the U.S. federal statutory rate from 35.0% to 21.0% effective January 1, 2018, as well as fiscal 2017 included an additional $3.4 million or 7.0% related to the valuation allowance against our deferred tax assets in Austria.

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

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$206,287	$218,971	$248,795	$304,564
Gross profit	$62,587	$72,535	$86,873	$113,941
Operating (loss) profit	$(1,709)	$6,698	$18,394	$37,695
Net (loss) income	$(2,607)	$4,377	$13,823	$29,612
Basic (loss) earnings per share	$(0.10)	$0.18	$0.55	$1.19
Diluted (loss) earnings per share	$(0.10)	$0.17	$0.55	$1.18
Number of stores open at the end of the period	700	703	703	707
Comparable sales increase	8.3%	6.3%	4.8%	3.9%

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$181,155	$192,245	$245,756	$308,245
Gross profit	$52,049	$59,796	$83,367	$114,662
Operating (loss) profit	$(6,234)	$(762)	$18,808	$36,948
Net (loss) income	$(4,448)	$(608)	$11,922	$19,936
Basic (loss) earnings per share	$(0.18)	$(0.02)	$0.48	$0.81
Diluted (loss) earnings per share	$(0.18)	$(0.02)	$0.48	$0.80
Number of stores open at the end of the period	688	692	694	698
Comparable sales increase	1.8%	4.7%	7.9%	7.5%

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

At February 2, 2019 and February 3, 2018, cash, cash equivalents and current marketable securities were $165.3 million and $121.9 million.  Working capital, the excess of current assets over current liabilities, was $234.1 million at the end of fiscal 2018, an increase of 30.1% from $179.9 million at the end of fiscal 2017.  The increase in cash, cash equivalents and current marketable securities in fiscal 2018 was due primarily to cash provided by operating activities of $65.3 million, partially offset by $21.0 million of capital expenditures primarily related to the opening of 9 new stores and 23 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Total cash provided by (used in)
Operating activities	$65,319	$65,514	$48,458
Investing activities	(36,398)	(63,970)	(51,515)
Financing activities	120	1,273	(20,077)
Effect of exchange rate changes on cash and cash equivalents	(660)	977	218
Increase (decrease) in cash and cash equivalents	$28,381	$3,794	$(22,916)

Operating Activities

Net cash provided by operating activities decreased by $0.2 million in fiscal 2018 to $65.3 million from $65.5 million in fiscal 2017. Net cash provided by operating activities increased by $17.0 million in fiscal 2017 to $65.5 million from $48.5 million in fiscal 2016. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $36.4 million in fiscal 2018 related to $21.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $15.4 million in net purchases of marketable securities.  Net cash used in investing activities was $64.0 million in fiscal 2017 related to $39.9 million in net purchases of marketable securities and $24.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $51.5 million in fiscal 2016 related to $25.7 million in net purchases of marketable securities, $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $5.4 million for the acquisition of Fast Times (net of cash acquired).

Financing Activities

Net cash provided by financing activities in fiscal 2018 was $0.1 million related to $0.9 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock and $0.5 million of net payments on revolving credit facilities.  Net cash provided by financing activities in fiscal 2017 was $1.3 million related to $0.8 million of net proceeds on revolving credit facilities and $0.7 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock.  Net cash used in financing activities in fiscal 2016 was $20.1 million related to $21.6 million cash paid for repurchase of common stock and $0.2 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $1.0 million in proceeds from issuance and exercises of stock-based award and $0.6 million of net proceeds on revolving credit facilities.

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

As of February 2, 2019, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 2, 2019.

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

During fiscal 2018, we spent $21.0 million on capital expenditures, which consisted of $15.6 million of costs related to investment in 9 new stores and 23 remodeled or relocated stores, $2.5 million associated with improvements to our websites and the Customer Engagement Suite and $2.9 million in other improvements.

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

In fiscal 2019, we expect to spend approximately $21 million to $23 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 14 new stores we plan to open in fiscal 2019 and remodels or relocations of existing stores, as well as improvements to our websites and the Customer Engagement Suite.  There can be no assurance that the number of stores that we actually open in fiscal 2019 will not be different from the number of stores we plan to open, or that actual fiscal 2019 capital expenditures will not differ from this expected amount.

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

A 10% decrease in the sales price of our inventory at February 2, 2019 would have decreased net income by $0.1 million in fiscal 2018.

A 10% increase in actual physical inventory shrinkage rate at February 2, 2019 would have decreased net income by $0.4 million in fiscal 2018.

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

Revenue Recognition

Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized upon shipment to the customer.  Revenue is recorded net of sales returns and deductions for promotions.

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

We have not made any material changes in the accounting methodology used to measure future sales returns in the past three fiscal years.

The adoption of ASC 606 resulted in a change in methodology for our gift card breakage for fiscal 2018. This change in methodology did not have a material impact on the financial statements.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase in our sales return reserve at February 2, 2019 would have decreased net income by $0.2 million in fiscal 2018.

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

At February 2, 2019 and February 3, 2018, we had valuation allowances on our deferred tax assets of $5.2 million and $3.6 million, respectively.  Significant changes in performance or estimated taxable income may result in a change to our valuation allowance.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded.  As of November 4, 2018, the most recent impairment assessment date, the estimated fair value of our Blue Tomato reporting unit exceeded the carrying value by 9.7%.  As of February 2, 2019, the Blue Tomato reporting unit had $43.2 million of goodwill. The remaining reporting units had a fair value substantially in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2018.  The following table summarizes the total amount of future payments due under our contractual obligations at February 2, 2019 (in thousands):

			Fiscal 2020 and	Fiscal 2022 and
	Total	Fiscal 2019	Fiscal 2021	Fiscal 2023	Thereafter
Operating lease obligations (1)	$391,301	$69,293	$127,326	$100,658	$94,024
Purchase obligations (2)	216,587	214,866	1,721	—	—
Total	$607,888	$284,159	$129,047	$100,658	$94,024

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

Off-Balance Sheet Arrangements

At February 2, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2018, our net income would have decreased by $0.2 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.  At February 2, 2019, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar, including the Canadian dollar, Euro, Australian dollar and Swiss franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2018 our net income would have decreased or increased by $0.7 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2019 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Zumiez Inc. as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 18, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 2, 2019 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2018 and 2017” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 2, 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Moss Adams LLP

Seattle, Washington

March 18, 2019

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 2, 2019	February 3, 2018
Assets
Current assets
Cash and cash equivalents	$52,422	$24,041
Marketable securities	112,912	97,864
Receivables	17,776	17,027
Inventories	129,268	125,826
Prepaid expenses and other current assets	14,797	14,405
Total current assets	327,175	279,163
Fixed assets, net	120,503	128,852
Goodwill	58,813	62,912
Intangible assets, net	15,260	16,696
Deferred tax assets, net	5,259	4,174
Other long-term assets	7,180	7,713
Total long-term assets	207,015	220,347
Total assets	$534,190	$499,510

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$35,293	$37,861
Accrued payroll and payroll taxes	21,015	20,650
Income taxes payable	5,817	5,796
Deferred rent and tenant allowances	7,489	8,073
Other liabilities	23,494	26,867
Total current liabilities	93,108	99,247
Long-term deferred rent and tenant allowances	37,076	39,275
Other long-term liabilities	3,550	5,073
Total long-term liabilities	40,626	44,348
Total liabilities	133,734	143,595
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,521 shares issued and outstanding at February 2, 2019 and 25,249 shares issued and outstanding at February 3, 2018	153,066	146,523
Accumulated other comprehensive (loss) income	(9,224)	35
Retained earnings	256,614	209,357
Total shareholders’ equity	400,456	355,915
Total liabilities and shareholders’ equity	$534,190	$499,510

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net sales	$978,617	927,401	$836,268
Cost of goods sold	642,681	617,527	561,266
Gross profit	335,936	309,874	275,002
Selling, general and administrative expenses	274,858	261,114	235,259
Operating profit	61,078	48,760	39,743
Interest income, net	1,692	495	32
Other (expense) income, net	(440)	(852)	449
Earnings before income taxes	62,330	48,403	40,224
Provision for income taxes	17,125	21,601	14,320
Net income	$45,205	26,802	$25,904
Basic earnings per share	$1.81	$1.09	$1.05
Diluted earnings per share	$1.79	$1.08	$1.04
Weighted average shares used in computation of earnings per share:
Basic	24,936	24,679	24,727
Diluted	25,212	24,878	24,908

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$45,205	$26,802	$25,904
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(9,379)	16,583	(1,338)
Net change in unrealized gain (loss) on available-for-sale debt securities	120	(60)	97
Other comprehensive (loss) income, net	(9,259)	16,523	(1,241)
Comprehensive income	$35,946	$43,325	$24,663

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2016	25,708	$135,013	$(15,247)	$177,191	$296,957
Net income	—	—	—	25,904	25,904
Other comprehensive loss, net	—	—	(1,241)	—	(1,241)
Issuance and exercise of stock-based awards, including net tax loss of $887	432	1,393	—	—	1,393
Stock-based compensation expense	—	4,578	—	—	4,578
Repurchase of common stock	(1,195)	—	—	(20,540)	(20,540)
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net income	—	—	—	26,802	26,802
Other comprehensive income, net	—	—	16,523	—	16,523
Issuance and exercise of stock-based awards	304	507	—	—	507
Stock-based compensation expense	—	5,032	—	—	5,032
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	45,205	45,205
Other comprehensive loss, net	—	—	(9,259)	—	(9,259)
Issuance and exercise of stock-based awards	272	672	—	—	672
Stock-based compensation expense	—	5,871	—	—	5,871
Cumulative effect of accounting change (Note 2)	—	—	—	2,052	2,052
Balance at February 2, 2019	$25,521	$153,066	$(9,224)	$256,614	$400,456

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cash flows from operating activities:
Net income	$45,205	$26,802	$25,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	27,316	27,288	27,916
Deferred taxes	(1,809)	3,282	(2,555)
Stock-based compensation expense	5,871	5,032	4,578
Other	2,326	2,344	1,564
Changes in operating assets and liabilities:
Receivables	(2,002)	(3,216)	413
Inventories	(6,222)	(14,848)	(7,984)
Prepaid expenses and other current assets	(735)	(960)	(1,793)
Trade accounts payable	(2,374)	11,584	3,261
Accrued payroll and payroll taxes	628	5,359	2,313
Income taxes payable	780	3,575	(3,713)
Deferred rent and tenant allowances	(2,420)	(2,494)	(2,673)
Other liabilities	(1,245)	1,766	1,227
Net cash provided by operating activities	65,319	65,514	48,458
Cash flows from investing activities:
Additions to fixed assets	(21,028)	(24,062)	(20,400)
Acquisitions, net of cash acquired	—	—	(5,395)
Purchases of marketable securities and other investments	(148,646)	(129,036)	(86,826)
Sales and maturities of marketable securities and other investments	133,276	89,128	61,106
Net cash used in investing activities	(36,398)	(63,970)	(51,515)
Cash flows from financing activities:
Proceeds from revolving credit facilities	34,629	21,466	23,079
Payments on revolving credit facilities	(35,181)	(20,700)	(22,429)
Repurchase of common stock	—	—	(21,607)
Proceeds from issuance and exercise of stock-based awards	899	698	1,014
Payments for tax withholdings on equity awards	(227)	(191)	(134)
Net cash provided by (used in) financing activities	120	1,273	(20,077)
Effect of exchange rate changes on cash and cash equivalents	(660)	977	218
Net increase (decrease) in cash and cash equivalents	28,381	3,794	(22,916)
Cash and cash equivalents, beginning of period	24,041	20,247	43,163
Cash and cash equivalents, end of period	$52,422	$24,041	$20,247
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$18,345	$14,851	$20,462
Accrual for purchases of fixed assets	1,805	1,300	1,191

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles.  At February 2, 2019, we operated 707 stores; 608 in the United States (“U.S.”), 50 in Canada, 41 in Europe and 8 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended February 2, 2019 and January 28, 2017 were 52-week periods. The fiscal year ended February 3, 2018 was a 53-week period.

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

Concentration of Risk—We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits, money market accounts, and corporate debt securities. Deposits in these financial institutions may exceed the amount of federal deposit insurance provided on such deposits.

Marketable Securities—Our marketable securities primarily consist of U.S treasury and government agency securities, corporate debt securities, state and local municipal securities and variable-rate demand notes. Variable-rate demand notes are considered highly liquid.  Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly.  Despite the long-term nature of the underlying securities of the variable-rate demand notes, we have the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods.  The inventory reserve includes inventory whose net realizable value is below cost and an estimate for inventory shrinkage.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses at February 2, 2019 and February 3, 2018 in the amounts of $4.6 million and $5.1 million.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 2, 2019 and February 3, 2018 is $3.0 million and $2.8 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

Definite-lived intangible assets, which consist of developed technology, customer relationships and non-compete agreements, are amortized using the straight-line method over their estimated useful lives.  Additionally, we test the definite-lived intangible assets when facts and circumstances indicate that the carrying values may not be recoverable.  We first assess the recoverability of our definite-lived intangible assets by comparing the undiscounted cash flows of the definite-lived asset less its carrying value.  If the undiscounted cash flows are less than the carrying value, we then determine the estimated fair value of our definite-lived asset by taking the estimated future operating cash flows derived from the operation to which the asset relates over its remaining useful life, using a discounted cash flow analysis and comparing it to the carrying value.  Any impairment would be measured as the difference between the carrying amount and the estimated fair value.  Changes in any of these estimates, projections and assumptions could have a material effect of the fair value of these assets in future measurement periods and result in an impairment which could materially affect our results of operations.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at February 2, 2019 and February 3, 2018 was $3.3 million and $2.6 million, respectively.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card.  The current liability for gift cards at February 2, 2019 and February 3, 2018 was $4.3 and $6.4 million, respectively.  Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, we recorded net sales related to gift card breakage income of $1.5 million, $1.1 million and $1.1 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  The deferred revenue related to our customer loyalty program at February 2, 2019 and February 3, 2018 was $2.1 million and $1.6 million, respectively.

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

Selling, General and Administrative Expense—Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and infrastructure expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at the home office and stores, facility expenses, training expenses, advertising and marketing costs.  Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles assets and other miscellaneous operating costs are also included in selling, general and administrative expenses.

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $12.2 million, $10.8 million and $10.0 million for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not be realized.  The valuation allowance on our deferred tax assets was $5.2 million at February 2, 2019 and $3.6 million at February 3, 2018.

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

Foreign Currency Translation—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date.  Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive (loss) income on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recent Accounting Standards—In August 2018, the Financial Accounting Standards Board (“FASB”) issued a new standard over customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The standard requires implementation costs incurred in a hosting arrangement that is a service contract be accounted for in accordance with ASC 350-40.  The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2017, the FASB issued a new standard simplifying the test for goodwill impairment.  The standard eliminates Step 2 from the goodwill impairment test. The standard requires entities perform the goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total goodwill allocated to that reporting unit. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  We do not expect this standard to have any impact on our consolidated financial statements.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations.  The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  In July 2018, the FASB issued an update that allows companies an additional optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings recorded at the beginning of the period of adoption.  The new standard is effective for the fiscal year beginning after December 15, 2018.

We will adopt this standard for the fiscal year beginning February 3, 2019, using the optional transition method.  We expect to elect the package of practical expedients available upon adoption that allows us (1) to not reassess whether expired or existing contracts contain leases, (2) to not reassess lease classification for existing leases, and (3) to not reassess initial direct costs for existing leases.

We are finalizing the adoption of this standard, which includes the implementation of a lease accounting system, as well as updating business processes and internal controls over financial reporting.  All of our 707 retail store locations at the time of adoption are subject to operating lease arrangements.  We expect the impact to our consolidated balance sheet will be material, with right-of-use assets and operating lease liabilities of greater than $300.0 million. We do not expect this standard to have a material impact on our consolidated statement of income or cash flows.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments.  There will no longer be an available-for-sale classification for equity securities and therefore, no changes in fair value will be reported in other comprehensive (loss) income for equity securities with readily determinable fair values.  We adopted this standard for the fiscal year ended February 2, 2019 and it did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard codified under ASC 606.  The new standard allowed for a full retrospective approach to transition or a modified retrospective approach.  This guidance was effective for fiscal years beginning after December 15, 2017.  On February 4, 2018, we adopted this standard using the modified retrospective approach.  Results at February 2, 2019 and for the year ended February 2, 2019 are presented under ASC 606, while results at February 3, 2018 and January 28, 2017 and for the year ended February 3, 2018 and January 28, 2017 continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition.

The adoption of ASC 606 resulted in a change to the timing of revenue recognition on ecommerce sales from delivery to shipment and the timing of revenue recognition on gift card breakage from remote to in proportion to the patterns of rights exercised by our customers.  We recorded an increase to retained earnings of $2.1 million, net of $0.6 million in taxes, as of February 4, 2018 due to the cumulative effect of adopting ASC 606.  The cumulative effect resulted in a decrease in other liabilities of $3.1 million and inventory of $0.4 million, as well as $0.4 million decrease in our deferred tax assets and $0.2 million increase in income taxes payable.  The impact of adopting ASC 606 was not material to the condensed consolidated financial statements for the year ended February 2, 2019.

We elected to use the practical expedients to account for shipping and handling costs that occur after the customer obtains control of the goods as fulfillment costs.  We accrue the expense of shipping and handling costs when product is shipped.  We also elected to exclude from net sales the tax amounts collected from our customers to be remitted to governmental authorities.

3. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
United States	$814,153	$774,193	$710,976
Canada	55,184	53,569	42,843
Europe	101,149	91,729	79,067
Australia	8,131	7,910	3,382
Net sales	$978,617	$927,401	$836,268

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$26,336	$—	$—	$26,336
Money market funds	3,689	—	—	3,689
Corporate debt securities	22,397	—	—	22,397
Total cash and cash equivalents	52,422	—	—	52,422
Marketable securities:
U.S. treasury and government agency securities	4,326	2	—	4,328
Corporate debt securities	55,122	98	(8)	55,212
State and local government securities	51,462	13	(43)	51,432
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$112,850	$113	$(51)	$112,912

	February 3, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,911	$—	$—	$21,911
Money market funds	2,130	—	—	2,130
Total cash and cash equivalents	24,041	—	—	24,041
Marketable securities:
State and local government securities	68,620	9	(130)	68,499
Variable-rate demand notes	29,365	—	—	29,365
Total marketable securities	$97,985	$9	$(130)	$97,864

All of our available-for-sale debt securities have an effective maturity date of two years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 2, 2019
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$14,523	$(8)	$—	$—	$14,523	$(8)
State and local government securities	26,986	(20)	9,548	(23)	36,534	(43)
Total marketable securities	$41,509	$(28)	$9,548	$(23)	$51,057	$(51)

	February 3, 2018
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
State and local government securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)
Total marketable securities	$53,655	$(129)	$610	$(1)	$54,265	$(130)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

5. Receivables

Receivables consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Credit cards receivable	$10,813	$9,743
Vendor receivable	3,065	3,497
Insurance receivable	1,076	843
Tenant allowances receivable	675	678
Income tax receivable	201	1,008
Other receivables	1,946	1,258
Receivables	$17,776	$17,027

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Leasehold improvements	$186,431	$183,424
Fixtures	88,543	88,267
Buildings, land and building and land improvements	28,189	28,160
Computer equipment, software, store equipment and other	35,253	35,782
Fixed assets, at cost	338,416	335,633
Less: Accumulated depreciation	(217,913)	(206,781)
Fixed assets, net	$120,503	$128,852

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cost of goods sold	$1,284	$985	$1,049
Selling, general and administrative expenses	24,844	25,246	25,843
Depreciation expense	$26,128	$26,231	$26,892

Impairment of Long-Lived Assets—We recorded $1.7 million, $1.6 million and $1.9 million of impairment of long-lived assets in selling, general and administrative expenses on the consolidated statements of income for the years ended February 2, 2019, February 3, 2018 and January 28, 2017.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 28, 2017	$56,001
Effects of foreign currency translation	6,911
Balance as of February 3, 2018	62,912
Effects of foreign currency translation	(4,099)
Balance as of February 2, 2019	$58,813

There was no impairment of goodwill for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$15,147	$—	$15,147
Intangible assets subject to amortization:
Developed technology	3,437	3,437	—
Customer relationships	2,546	2,546	—
Non-compete agreements	218	105	113
Total intangible assets	$21,348	$6,088	$15,260

	February 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$16,525	$—	$16,525
Intangible assets subject to amortization:
Developed technology	3,743	3,743	—
Customer relationships	2,774	2,774	—
Non-compete agreements	239	68	171
Total intangible assets	$23,281	$6,585	$16,696

There was no impairment of intangible assets for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

Amortization expense of intangible assets for each of the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 was $0.1 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Accrued indirect taxes	$6,373	$7,121
Accrued payables	5,626	5,497
Unredeemed gift cards	4,279	6,410
Allowance for sales returns	3,304	2,563
Deferred revenue	2,167	2,565
Other current liabilities	1,745	2,711
Other liabilities	$23,494	$26,867

9. Revolving Credit Facilities and Debt

On December 7, 2018, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The secured revolving credit facility is available for working capital and other general corporate purposes.  The senior secured credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.  The credit facility replaces our asset-based revolving credit agreement (“ABL Facility”) with Wells Fargo Bank, N.A., which provided for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base, with a letter of credit sub-limit of $10 million, which was entered into on February 5, 2016 and was to mature on February 5, 2021.  All obligations under the credit facility are joint and several with Zumiez Services and guaranteed by certain of our subsidiaries.  The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum.

The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business.  The credit facility contains certain financial maintenance covenants that generally require the Registrant to have net income after taxes of at least $5.0 million on a trailing four-quarter basis and a quick ratio of 1.25:1.0 at the end of each fiscal quarter.  The credit facility contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.  The credit facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

There were no borrowings outstanding under the credit facility at February 2, 2019 or the ABL Facility at February 3, 2018.  We had no open commercial letters of credit outstanding under our secured revolving credit facility or ABL Facility at February 2, 2019 or February 3, 2018, respectively.

Additionally, we terminated our revolving lines of credit with UniCredit Bank Austria and Commerzbank Germany during fiscal 2018.  At February 2, 2019, we had no available lines of credit or borrowings outstanding.  At February 3, 2018, we had available lines of credit up to 20.5 million Euro ($25.6 million) and $0.9 million in borrowings outstanding at February 3, 2018.

10. Commitments and Contingencies

Operating Leases—Total rent expense is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Minimum rent expense	$79,761	$77,443	$73,888
Contingent rent expense	3,901	3,337	2,618
Total rent expense (1)	$83,662	$80,780	$76,506

(1)

Total rent expense does not include real estate taxes, insurance, common area maintenance charges and other executory costs, which were $40.9 million, $41.6 million and $41.3 million for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

Future minimum lease payments at February 2, 2019 are as follows (in thousands):

Fiscal 2019	$69,293
Fiscal 2020	66,364
Fiscal 2021	60,962
Fiscal 2022	55,155
Fiscal 2023	45,503
Thereafter	94,024
Total (1)	$391,301

(1)	Amounts in the table do not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

Purchase Commitments—At February 2, 2019 and February 3, 2018, we had outstanding purchase orders to acquire merchandise from vendors of $216.6 million and $208.5 million, respectively.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016. Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion. However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments are scheduled to be held on February 4, 2019.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve at for both February 2, 2019 and February 3, 2018 was $2.1 million.

11. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 2, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,689	$—	$—
Corporate debt securities	22,397
Marketable securities:
Treasury and agency securities	—	4,328	—
Corporate debt securities	—	55,212	—
State and local government securities	—	51,432	—
Variable-rate demand notes	—	1,940	—
Long-term other assets:
Money market funds	1,404	—	—
Total	$27,490	$112,912	$—

	February 3, 2018
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,130	$—	$—
Marketable securities:
State and local government securities	—	68,499	—
Variable-rate demand notes	—	29,365	—
Long-term other assets:
Money market funds	1,437	—	—
Equity investments	—	—	151
Total	$3,567	$97,864	$151

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

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary.  There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended February 2, 2019 and February 3, 2018.

12. Stockholders’ Equity

Share Repurchase—In December 2015, our Board of Directors authorized us to repurchase up to $70.0 million of our common stock. This program was expired as of January 28, 2017.  In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock. This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of Directors.  At February 3, 2019, there is $75.0 million available for share repurchase under the current share repurchase program.

Accumulated Other Comprehensive (Loss) Income—The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income (loss)
Balance at January 30, 2016	$(15,136)	$(111)	$(15,247)
Other comprehensive loss, net (1)	(1,338)	97	(1,241)
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	16,583	(60)	16,523
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(9,379)	120	(9,259)
Balance at February 2, 2019	$(9,270)	$46	$(9,224)

(1)

Other comprehensive (loss) income before reclassifications is net of taxes of less than $0.1 million for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive (loss) income.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

13. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cost of goods sold	$1,130	$1,001	$928
Selling, general and administrative expenses	4,741	4,031	3,650
Total stock-based compensation expense	$5,871	$5,032	$4,578

At February 2, 2019, there was $7.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.2 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2016	286	$30.32
Granted	301	$19.06
Vested	(128)	$29.54
Forfeited	(17)	$25.78
Outstanding at January 28, 2017	442	$23.05
Granted	290	$17.20
Vested	(183)	$22.67
Forfeited	(25)	$19.56
Outstanding at February 3, 2018	524	$20.11
Granted	262	$23.94
Vested	(217)	$20.85
Forfeited	(25)	$20.70
Outstanding at February 2, 2019	544	$21.63	$13,684

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Vest date fair value of restricted stock vested	$4,627	$3,116	$2,404

Stock Options—We had 0.3 million stock options outstanding at February 2, 2019 with a grant date weighted average exercise price of $23.06.  We had 0.3 million stock options outstanding at February 3, 2018 with a grant date weighted average exercise price of $22.82 and 0.2 million stock options outstanding at January 28, 2017 with a grant date weighted average exercise price of $25.61.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

14. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
United States	$68,276	$54,397	$35,456
Foreign	(5,946)	(5,994)	4,768
Total earnings before income taxes	$62,330	$48,403	$40,224

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current:
Federal	$14,374	$14,514	$13,350
State and local	3,481	2,477	2,338
Foreign	1,079	1,328	1,187
Total current	18,934	18,319	16,875
Deferred:
Federal	(1,186)	2,598	(1,855)
State and local	(443)	237	(266)
Foreign	(180)	447	(434)
Total deferred	(1,809)	3,282	(2,555)
Provision for income taxes	$17,125	$21,601	$14,320

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
U.S. federal statutory tax rate	21.0%	33.7%	35.0%
State and local income taxes, net of federal effect	4.1	3.9	3.1
Change in valuation allowance	3.0	7.0	—
Foreign earnings, net	(0.3)	0.6	(2.3)
Other	(0.3)	(0.6)	(0.2)
Effective tax rate	27.5%	44.6%	35.6%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, a significant modification of existing U.S. federal tax legislation, was enacted which reduced our U.S. federal tax rate from 35.0% to 21.0%, effective January 1, 2018. The statutory tax rate for fiscal 2018 and fiscal 2017 reflects the change in tax rate. The decrease in rate resulted in a decrease in our provision for income taxes of $8.7 million and $0.5 million for fiscal years ended February 2, 2019, February 3, 2018, respectively.

The components of deferred income taxes are (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Deferred rent	$11,037	$11,968
Net operating losses	11,480	9,809
Employee benefits, including stock-based compensation	2,050	1,757
Accrued liabilities	1,341	1,586
Inventory	1,148	981
Other	1,130	721
Total deferred tax assets	28,186	26,822
Deferred tax liabilities:
Property and equipment	(8,328)	(9,813)
Goodwill and other intangibles	(8,706)	(8,355)
Other	(708)	(903)
Total deferred tax liabilities	(17,742)	(19,071)
Net valuation allowances	(5,185)	(3,577)
Net deferred tax assets	$5,259	$4,174

At February 2, 2019 and February 3, 2018, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $46.1 million and $39.1 million, respectively. The tax-effected foreign net operating loss carryovers were $11.5 million and $9.8 million at February 2, 2019 and February 3, 2018, respectively.  The net operating loss carryovers have an indefinite carryfoward period and currently will not expire.

At February 2, 2019 and February 3, 2018, we had valuation allowances on our deferred tax assets of $5.2 million and $3.6 million, respectively, due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2017 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2014. We are no longer subject to examination for all foreign income tax returns before fiscal 2013.

15. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$45,205	$26,802	$25,904
Weighted average common shares for basic earnings per share	24,936	24,679	24,727
Dilutive effect of stock options and restricted stock	276	199	181
Weighted average common shares for diluted earnings per share	25,212	24,878	24,908
Basic earnings per share	$1.81	$1.09	$1.05
Diluted earnings per share	$1.79	$1.08	$1.04

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were 0.1 million, 0.3 million and 0.2 million for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

16. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $0.9 million, $0.8 million and $0.7 million for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.  We have accrued charitable contributions payable to the Zumiez Foundation of $0.8 million and $0.7 million at February 2, 2019 and February 3, 2018, respectively.

17. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Men's Apparel	41%	41%	37%
Accessories	17%	18%	20%
Footwear	17%	16%	18%
Women's Apparel	14%	14%	13%
Hardgoods	11%	11%	12%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales (1):
United States	$814,153	$774,193	$710,976
Foreign	164,464	153,208	125,292
Total net sales	$978,617	$927,401	$836,268

	February 2, 2019	February 3, 2018
Long-lived assets:
United States	$100,509	$105,821
Foreign	27,174	29,873
Total long-lived assets	$127,683	$135,694

(1)

Net sales are allocated based on the location in which the sale was originated.  Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on zumiez.com and to foreign for sales on zumiez.ca, blue-tomato.com and fasttimes.com.au.

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 2, 2019 and February 3, 2018; (ii) Consolidated Statements of Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 18, 2019
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 18, 2019
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 18, 2019	/S/ JAMES M. WEBER	March 18, 2019
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 18, 2019	/S/ SARAH G. MCCOY	March 18, 2019
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 18, 2019	/S/TRAVIS D. SMITH	March 18, 2019
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 18, 2019	/S/ SCOTT A. BAILEY	March 18, 2019
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director