Form 10-Q
period 2019-05-04
Zumiez Inc
filed 2019-06-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZUMZ	Nasdaq Global Select

At June 3, 2019, there were 25,740,888 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2019	February 2, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$60,616	$52,422
Marketable securities	107,364	112,912
Receivables	15,083	17,776
Inventories	135,959	129,268
Prepaid expenses and other current assets	9,616	14,797
Total current assets	328,638	327,175
Fixed assets, net	116,830	120,503
Operating lease right-of-use assets	301,980	—
Goodwill	57,682	58,813
Intangible assets, net	14,852	15,260
Deferred tax assets, net	6,312	5,259
Other long-term assets	8,442	7,180
Total long-term assets	506,098	207,015
Total assets	$834,736	$534,190

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$54,454	$35,293
Accrued payroll and payroll taxes	15,302	21,015
Income taxes payable	65	5,817
Deferred rent and tenant allowances	—	7,489
Operating lease liabilities	54,469	—
Other liabilities	19,675	23,494
Total current liabilities	143,965	93,108
Long-term deferred rent and tenant allowances	—	37,076
Long-term operating lease liabilities	293,375	—
Other long-term liabilities	3,436	3,550
Total long-term liabilities	296,811	40,626
Total liabilities	440,776	133,734
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,741 shares issued and outstanding at May 4, 2019 and 25,521 shares issued and outstanding at February 2, 2019	155,104	153,066
Accumulated other comprehensive loss	(12,275)	(9,224)
Retained earnings	251,131	256,614
Total shareholders’ equity	393,960	400,456
Total liabilities and shareholders’ equity	$834,736	$534,190

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	$212,928	$206,287
Cost of goods sold	146,464	143,700
Gross profit	66,464	62,587
Selling, general and administrative expenses	65,496	64,296
Operating profit (loss)	968	(1,709)
Interest income, net	852	283
Other income (expense), net	153	(482)
Earnings (loss) before income taxes	1,973	(1,908)
Provision for income taxes	1,180	699
Net income (loss)	$793	$(2,607)
Basic earnings (loss) per share	$0.03	$(0.10)
Diluted earnings (loss) per share	$0.03	$(0.10)
Weighted average shares used in computation of earnings (loss) per share:
Basic	25,090	24,831
Diluted	25,351	24,831

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income (loss)	$793	$(2,607)
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(3,035)	(4,875)
Net change in unrealized loss on available-for-sale debt securities	(16)	(68)
Other comprehensive loss, net	(3,051)	(4,943)
Comprehensive loss	$(2,258)	$(7,550)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	793	793
Other comprehensive loss, net	—	—	(3,051)	—	(3,051)
Issuance and exercise of stock-based awards	220	345	—	—	345
Stock-based compensation expense	—	1,693	—	—	1,693
Cumulative effect of accounting change under ASC 842 (Note 1)	—	—	—	(6,276)	(6,276)
Balance at May 4, 2019	25,741	$155,104	$(12,275)	$251,131	$393,960

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net loss	—	—	—	(2,607)	(2,607)
Other comprehensive loss, net	—	—	(4,943)	—	(4,943)
Issuance and exercise of stock-based awards	221	426	—	—	426
Stock-based compensation expense	—	1,642	—	—	1,642
Cumulative effect of accounting change under ASC 606	—	—	—	2,052	2,052
Balance at May 5, 2018	25,470	$148,591	$(4,908)	$208,802	$352,485

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income (loss)	$793	$(2,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,263	6,970
Noncash lease expense	13,371	—
Deferred taxes	1,249	217
Stock-based compensation expense	1,693	1,642
Other	224	588
Changes in operating assets and liabilities:
Receivables	4,708	(1,096)
Inventories	(7,540)	(3,781)
Prepaid expenses and other assets	(167)	857
Trade accounts payable	19,568	7,723
Accrued payroll and payroll taxes	(5,636)	(5,383)
Income taxes payable	(7,104)	(5,993)
Deferred rent and tenant allowances	—	(32)
Operating lease liabilities	(13,770)	—
Other liabilities	(3,790)	(2,997)
Net cash provided by (used in) operating activities	9,862	(3,892)
Cash flows from investing activities:
Additions to fixed assets	(3,331)	(3,585)
Purchases of marketable securities and other investments	(33,385)	(12,932)
Sales and maturities of marketable securities and other investments	39,001	21,590
Net cash provided by investing activities	2,285	5,073
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	17,245
Payments on revolving credit facilities	—	(13,347)
Proceeds from issuance and exercise of stock-based awards	583	621
Payments for tax withholdings on equity awards	(238)	(195)
Net cash provided by financing activities	345	4,324
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(466)	(497)
Net increase in cash, cash equivalents, and restricted cash	12,026	5,008
Cash, cash equivalents, and restricted cash, beginning of period	54,271	25,803
Cash, cash equivalents, and restricted cash, end of period	$66,297	$30,811
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$7,038	$6,442
Accrual for purchases of fixed assets	1,583	2,872

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At May 4, 2019, we operated 707 stores; 606 in the United States (“U.S.”), 50 in Canada, 42 in Europe, and 9 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended May 4, 2019 and May 5, 2018 were 13-week periods.

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

The financial data at February 2, 2019 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 2, 2019, and should be read in conjunction with the audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Reclassification—Certain prior period amounts have been reclassified to be consistent with current year presentation within our condensed consolidated statement of cash flows.

Restricted Cash— Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other long-term assets on our condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	February 2, 2019	February 3, 2018
Cash and cash equivalents	$52,422	$24,041
Restricted cash included in other long-term assets	1,849	1,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$54,271	$25,803

	May 4, 2019	May 5, 2018
Cash and cash equivalents	$60,616	$29,063
Restricted cash included in other long-term assets	5,681	1,748
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$66,297	$30,811

Restricted cash included in other long-term assets represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Significant Accounting Policies—Our significant accounting policies are detailed in Note 2, “Summary of Significant Accounting Policies” within Part IV Item 15 of the Annual Report on Form 10-K for the year ended February 2, 2019.  There have been no significant changes in accounting policies, with exception of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”).  Our significant accounting policies impacted by the adoption of ASC 842 are discussed below.

Leases – We determine at inception if a contract is or contains a lease. Upon modification of a contract, we reassess if a contract is or contains a lease.  For a contract that contains fixed payments for both lease and non-lease components, we allocate the consideration to components based on the relative standalone price.  At the commencement date of a lease, we recognize (1) a right-of-use asset representing our right to use the underlying asset during the lease term and (2) a lease liability for the present value of the lease payments not yet made.

The majority of our store operating leases include ongoing co-tenancy requirements or early termination option that reduce lease payments, permit lease termination, or both, in the event that co-tenants cease to operate for specific periods or if stated sales levels are not met in specific periods. The lease term includes the options to extend the lease, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Our incremental borrowing rate is based on information available at commencement date. The right-of-use asset is measured at the present value of lease payments not yet made with adjustments for initial direct costs, lease prepayments and lease incentives. We evaluate the carrying value of right-of-use assets for indicators of impairment and perform an analysis of the recoverability of the related asset group. If the carrying value of the asset group is determined to be in excess of the estimated fair value, we record an impairment loss in our consolidated statements of income.

Our store operating leases may include fixed minimum lease payments, as contractually stated in the lease agreement or variable lease payments, which are generally based on a percentage of the store’s net sales in excess of a specified threshold or are dependent on changes in an index. Operating lease expense relating to fixed lease payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred.

Recent Accounting Standards— In August 2018, the Financial Accounting Standards Board (“FASB”) issued a new standard over customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The standard requires implementation costs incurred in a hosting arrangement that is a service contract be accounted for in accordance with ASC 350-40.  The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We adopted this standard prospectively during the three months ended May 4, 2019 and the impact on our condensed consolidated financial statements was not material.

In January 2017, the FASB issued a new standard simplifying the test for goodwill impairment.  The standard eliminates Step 2 from the goodwill impairment test. The standard requires entities perform the goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total goodwill allocated to that reporting unit. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  We do expect this standard to have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations.  The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  In July 2018, the FASB issued an update that allows companies an optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings recorded at the beginning of the period of adoption.  The new standard is effective for the fiscal year beginning after December 15, 2018.

We adopted this standard for the fiscal year beginning February 3, 2019, using the optional transition method.  We elected the package of practical expedients available upon adoption that allows us (1) to not reassess whether expired or existing contracts contain leases, (2) to not reassess lease classification for existing leases, and (3) to not reassess initial direct costs for existing leases.

The adoption of this standard resulted in a material change to our condensed consolidated balance sheet, primarily related to the (1) recognition of $297.3 million of operating lease right-of-use assets and $342.7 million of operating lease liabilities, (2) de-recognition of $44.6 million of deferred rent and tenant allowances, and (3) a cumulative adjustment to retained earnings of $6.3 million related to impairment of operating lease right-of-use assets that were impaired upon adoption of this standard. This standard did not have a material impact on our condensed consolidated statement of income or cash flows. See Note 4, “Leases” for additional information regarding leases.

The following table summarizes the changes made to our consolidated balance sheet at February 3, 2019 (in thousands):

	As Reported February 2, 2019	Adjustment for ASC 842	As Adjusted February 3, 2019
Assets
Prepaid expenses and other current assets	$14,797	$(5,739)	$9,058
Operating lease right-of-use assets	—	297,326	297,326
Deferred tax assets, net	5,259	2,345	7,604
Other long-term assets	7,180	(2,094)	5,086

Liabilities
Deferred rent and tenant allowances	7,489	(7,489)	—
Operating lease liabilities	—	52,958	52,958
Long-term deferred rent and tenant allowances	37,076	(37,076)	—
Long-term operating lease liabilities	—	289,721	289,721

Equity
Retained Earnings	256,614	(6,276)	250,338

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
United States	$176,918	$170,541
Canada	11,032	10,706
Europe	22,946	23,174
Australia	2,032	1,866
Net sales	$212,928	$206,287

Net sales for the three months ended May 4, 2019 included a $2.7 million decrease due to the change in foreign exchange rates, which consisted of $0.5 million in Canada, $2.0 million in Europe and $0.2 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.2 million at May 4, 2019 and $4.3 million at February 2, 2019, respectively. Deferred revenue related to our STASH loyalty program was $2.2 million at May 4, 2019 and $2.1 million at February 2, 2019, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	May 4, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,887	$—	$—	$38,887
Money market funds	16,735	—	—	16,735
Corporate debt securities	4,994	—	—	4,994
Total cash and cash equivalents	60,616	—	—	60,616
Marketable securities:
U.S. treasury and government agency securities	4,355	4	—	4,359
Corporate debt securities	54,822	70	(44)	54,848
State and local government securities	46,207	27	(17)	46,217
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$107,324	$101	$(61)	$107,364

	February 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$26,336	$—	$—	$26,336
Money market funds	3,689	—	—	3,689
Corporate debt securities	22,397	—	—	22,397
Total cash and cash equivalents	52,422	—	—	52,422
Marketable securities:
U.S. treasury and government agency securities	4,326	2	—	4,328
Corporate debt securities	55,122	98	(8)	55,212
State and local government securities	51,462	13	(43)	51,432
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$112,850	$113	$(51)	$112,912

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 4, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$9,035	$(32)	$5,709	$(11)	$14,744	$(43)
State and local government securities	21,802	(16)	1,780	(1)	23,582	(17)
Total marketable securities	$30,837	$(48)	$7,489	$(12)	$38,326	$(60)

	February 2, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$14,523	$(8)	$—	$—	$14,523	$(8)
State and local government securities	26,986	(20)	9,548	(23)	36,534	(43)
Total marketable securities	$41,509	$(28)	$9,548	$(23)	$51,057	$(51)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 4, 2019 or May 5, 2018.

4. Leases

At May 4, 2019, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At May 4, 2019, the weighted-average of the remaining lease term was 6.3 years and the weighted-average discount rate was 3.4%.

The following table presents components of lease expense (in thousands):

Three Months Ended
May 4, 2019
Operating lease expense	$17,082
Variable lease expense	894
Total lease expense	$17,976

Supplemental cash flow information related to leases is as follows (in thousands):

May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(13,770)
Right-of-use assets obtained in exchange for new operating lease liabilities	20,296

At May 4, 2019, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2019	$48,814
Fiscal 2020	68,812
Fiscal 2021	63,411
Fiscal 2022	57,342
Fiscal 2023	47,972
Thereafter	100,790
Total minimum lease payments	387,141
Less: interest	(39,297)
Present value of lease obligations	347,844
Less: current portion	(54,469)
Long-term lease obligations	$293,375

At May 4, 2019, we have excluded from the table above operating leases that have not yet commenced of $5.6 million. These operating leases are expected to commence in fiscal 2019.

5. Commitments and Contingencies

Purchase Commitments—At May 4, 2019, we had outstanding purchase orders to acquire merchandise from vendors of $240.2 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority.  Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at May 4, 2019 and February 2, 2019 was $2.5 million and $2.1 million.

6. Revolving Credit Facilities and Debt

On December 7, 2018, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The secured revolving credit facility is available for working capital and other general corporate purposes.  The senior secured credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.  The credit facility replaced our asset-based revolving credit agreement (“ABL Facility”) with Wells Fargo Bank, N.A., which provided for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base, with a letter of credit sub-limit of $10 million, which was entered into on February 5, 2016 and was to mature on February 5, 2021.  The credit facility will mature on December 7, 2021. All obligations under the credit facility are joint and several with Zumiez Services and guaranteed by certain of our subsidiaries.  The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum.

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

There were no borrowings outstanding under the credit facility at May 4, 2019 and February 2, 2019. We had no open commercial letters of credit outstanding under our secured revolving credit facility at May 4, 2019 and February 2, 2019.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 4, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,735	$—	$—
Corporate debt securities	4,994
Marketable securities:
U.S. treasury and government agency securities	—	4,359	—
Corporate debt securities	—	54,848	—
State and local government securities	—	46,217	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	5,681	—	—
Total	$27,410	$107,364	$—

	February 2, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,689	$—	$—
Corporate debt securities	$22,397
Marketable securities:
Treasury and agency securities	—	4,328	—
Corporate debt securities	—	55,212	—
State and local government securities	—	51,432	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	1,404	—	—
Total	$27,490	$112,912	$—

The Level 2 marketable securities include U.S treasury and government agency securities, corporate debt securities, state and local municipal securities and variable-rate demand notes.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.  We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.  We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 4, 2019 and May 5, 2018.

8. Stockholders’ Equity

Share Repurchase—In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock. This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of Directors.  There was no share repurchase activity during the three months ended May 4, 2019.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale debt securities	Accumulated other comprehensive loss
Three months ended May 4, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(3,035)	(16)	(3,051)
Balance at May 4, 2019	$(12,305)	$30	$(12,275)
Three months ended May 5, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(4,875)	(68)	(4,943)
Balance at May 5, 2018	$(4,766)	$(142)	$(4,908)

(1)

Other comprehensive loss is net of immaterial taxes for the three months ended May 4, 2019 and May 5, 2018 for net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

9. Equity Awards

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Cost of goods sold	$345	$308
Selling, general and administrative expenses	1,348	1,334
Total stock-based compensation expense	$1,693	$1,642

At May 4, 2019, there was $11.8 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 2, 2019	544	$21.63
Granted	209	$24.54
Vested	(176)	$21.71
Forfeited	(8)	$21.74
Outstanding at May 4, 2019	569	$22.67	$15,325

We had 0.4 million stock options outstanding at May 4, 2019 with a weighted average exercise price of $23.38 and 0.3 million stock options outstanding at February 2, 2019 with a weighted average exercise price of $23.06.

10. Earnings (Loss) per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income (loss)	$793	$(2,607)
Weighted average common shares for basic earnings (loss) per share:	25,090	24,831
Dilutive effect of stock options and restricted stock	261	—
Weighted average common shares for diluted earnings (loss) per share:	25,351	24,831
Basic earnings (loss) per share	$0.03	$(0.10)
Diluted earnings (loss) per share	$0.03	$(0.10)

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.1 million for the three months ended May 4, 2019 and 0.5 million for the three months ended May 5, 2018.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 18, 2019 and in this Form 10-Q.

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

Fiscal 2019 is the 52-week period ending February 1, 2020. Fiscal 2018 was the 52-week period ending February 2, 2019. The first three months of fiscal 2019 was the 13-week period ended May 4, 2019. The first three months of fiscal 2018 was the 13-week period ended May 5, 2018.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income (loss) as a percent of net sales:

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	100.0%	100.0%
Cost of goods sold	68.8	69.7
Gross profit	31.2	30.3
Selling, general and administrative expenses	30.7	31.1
Operating profit (loss)	0.5	(0.8)
Interest and other income (expense), net	0.4	(0.1)
Earnings (loss) before income taxes	0.9	(0.9)
Provision for income taxes	0.5	0.4
Net income (loss)	0.4%	(1.3)%

Three Months (13 weeks) Ended May 4, 2019 Compared With Three Months (13 weeks) Ended May 5, 2018

Net Sales

Net sales were $212.9 million for the three months ended May 4, 2019 compared to $206.3 million for the three months ended May 5, 2018, an increase of $6.6 million or 3.2%.  The increase primarily reflected an increase in comparable sales of $6.5 million and the net addition of 7 stores (made up of 4 new stores in North America, 7 new stores in Europe and 2 new stores in Australia partially offset by 6 store closures in North America) subsequent to May 5, 2018 partially offset by a decrease of $2.7 million due to changes in foreign currency rates. By region, North America sales increased $6.7 million or 3.7% and other international sales (which consists of Europe and Australia sales) decreased $0.1 million or 0.2% for the three months ended May 4, 2019 compared to the three months ended May 5, 2018. Excluding the impact of changes in foreign exchange rates, North America sales increased $7.2 million or 4.0% and other international sales increased $2.1 million or 8.6% for the three months ended May 4, 2019 compared to the three months ended May 5, 2018.

Comparable sales increased 3.3% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail, while units per transaction were flat.  Comparable sales were primarily driven by an increase in footwear followed by hardgoods and accessories. These increases were partially offset by decreases in comparable sales in womens’s apparel and followed by men’s apparel.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $66.5 million for the three months ended May 4, 2019 compared to $62.6 million for the three months ended May 5, 2018, an increase of $3.9 million, or 6.2%.  As a percent of net sales, gross profit increased 90 basis points for the three months ended May 4, 2019 to 31.2%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs, a 20 basis point decrease in shipping and fulfillment costs and a 10 basis point increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $65.5 million for the three months ended May 4, 2019 compared to $64.3 million for the three months ended May 5, 2018, an increase of $1.2 million, or 1.9%.  SG&A expenses as a percent of net sales decreased 40 basis points for the three months ended May 4, 2019 to 30.7%.  The decrease was primarily driven by 40 basis points of leverage in our store costs.

Net Income

Net income for the three months ended May 4, 2019 was $0.8 million, or $0.03 earnings per diluted share, compared with net loss of $2.6 million, or $0.10 loss per diluted share, for the three months ended May 5, 2018.  Our effective income tax rate for the three months ended May 4, 2019 was a 59.8% provision for income taxes compared to a 36.6% provision for income taxes for the three months ended May 5, 2018.  The increase was primarily due the exclusion of net losses in certain jurisdictions from our estimated annual effective tax rate, due to the uncertainty of the realization of our deferred tax assets in certain jurisdictions, and the proportion of earnings or loss before income taxes across jurisdictions.

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

During fiscal 2019, we expect to spend approximately $20 million to $22 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 15 new stores we remain on track to open in fiscal 2019 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2019 will not be different from the number of stores we plan to open, or that actual fiscal 2019 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $13.8 million to $9.9 million provided by operating activities for the three months ended May 4, 2019 from $3.9 million used in operating activities for the three months ended May 5, 2018.  Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $2.3 million for the three months ended May 4, 2019 related to $5.6 million in net sales of marketable securities partially offset by $3.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash provided by investing activities was $5.1 million for the three months ended May 5, 2018, related to $8.7 million in net sales of marketable securities partially offset by $3.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities for the three months ended May 4, 2019 was $0.3 million, primarily related to $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.3 million in payments for tax withholding obligations upon vesting of restricted stock.  Net cash provided by financing activities for the three months ended May 5, 2018 was $4.3 million, primarily related to $3.9 million in net proceeds from revolving credit facilities and $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 4, 2019 and February 2, 2019.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 4, 2019.  The following table summarizes the total amount of future payments due under our contractual obligations at May 4, 2019 (in thousands):

	Total	Fiscal 2019	Fiscal 2020 and Fiscal 2021	Fiscal 2022 and Fiscal 2023	Thereafter
Operating lease liabilities, including imputed interest (1)	$387,141	$48,814	$132,223	$105,314	$100,790
Purchase obligations (2)	240,193	238,472	1,721	—	—
Total	$627,334	$287,286	$133,944	$105,314	$100,790

(1)

This amount represent the minimum lease payments, included imputed interest, under non-cancelable operating leases. See Note 4, “Leases,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.

(2)

We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At May 4, 2019, we did not have any off-balance sheet arrangements.

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

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations.  Furthermore, we depend on generating increased traffic to our ecommerce business and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality online customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

We plan to continue to open new stores in the Canadian, European, and Australian markets. We may continue to expand internationally into other markets, either organically, or through additional acquisitions.  International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing U.S. market.  As a result, operations in international markets may be less successful than our operations in the U.S.  Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets.  Furthermore, we have limited experience with the legal and regulatory environments and market practices in new international markets and cannot guarantee that we will be able to penetrate or successfully operate in these new international markets.  We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations.  Accordingly, for the reasons noted above, our plans for international expansion include risks that could have a negative impact on our results of operations.

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

Our market risk profile at May 4, 2019 has not significantly changed since February 2, 2019. Our market risk profile at February 2, 2019 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 4, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  We adopted ASC 842 as of February 3, 2019. As a result, we made significant changes to internal controls over financial reporting, including changes to accounting policies and procedures related to accounting for lease right-of-use assets and lease liabilities, additional controls related to our new lease accounting software, and additional controls over the evaluation of significant judgments and assumptions. Other than the changes resulting from ASC 842, there has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business.  We are unable to predict the outcome of litigated cases.  A court determination in any of litigation actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

See Note 5 to the Notes to Condensed Consolidated Financial Statements found in Part I Item 1 of this Form 10-Q (listed under “Litigation” under Commitments and Contingencies).

Item 1A.	Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 2, 2019.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information of our common stock purchased during the thirteen weeks ended May 4, 2019 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 3, 2019 - March 2, 2019	—	$—	—	$—
March 3, 2019 - April 6, 2019 (2)	10	24.57	—	—
April 7, 2019 - May 4, 2019	—	—	—	—
Total	10		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock.  This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of Directors.  There was no share repurchase activity under this program during the thirteen weeks ended May 4, 2019.

(2)

During the thirteen weeks ended May 4, 2019, 9,720 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 4, 2019 (unaudited) and February 2, 2019; (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the three months ended May 4, 2019 and May 5, 2018; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 4, 2019 and May 5, 2018; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2019 and May 5, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2019 and May 5, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 10, 2019	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)