Form 10-Q
period 2019-08-03
Zumiez Inc
filed 2019-09-09
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2019

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

At September 9, 2019, there were 25,763,843 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2019	February 2, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$63,846	$52,422
Marketable securities	124,803	112,912
Receivables	21,615	17,776
Inventories	151,079	129,268
Prepaid expenses and other current assets	11,789	14,797
Total current assets	373,132	327,175
Fixed assets, net	116,219	120,503
Operating lease right-of-use assets	306,056	—
Goodwill	57,306	58,813
Intangible assets, net	14,672	15,260
Deferred tax assets, net	6,502	5,259
Other long-term assets	8,374	7,180
Total long-term assets	509,129	207,015
Total assets	$882,261	$534,190

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$82,859	$35,293
Accrued payroll and payroll taxes	15,582	21,015
Income taxes payable	2,895	5,817
Deferred rent and tenant allowances	—	7,489
Operating lease liabilities	58,646	—
Other liabilities	21,150	23,494
Total current liabilities	181,132	93,108
Long-term deferred rent and tenant allowances	—	37,076
Long-term operating lease liabilities	293,450	—
Other long-term liabilities	3,472	3,550
Total long-term liabilities	296,922	40,626
Total liabilities	478,054	133,734
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,770 shares issued and outstanding at August 3, 2019 and 25,521 shares issued and outstanding at February 2, 2019	156,625	153,066
Accumulated other comprehensive loss	(12,574)	(9,224)
Retained earnings	260,156	256,614
Total shareholders’ equity	404,207	400,456
Total liabilities and shareholders’ equity	$882,261	$534,190

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$228,425	$218,971	$441,353	425,257
Cost of goods sold	151,229	146,436	297,693	290,136
Gross profit	77,196	72,535	143,660	135,121
Selling, general and administrative expenses	65,523	65,837	131,019	130,133
Operating profit	11,673	6,698	12,641	4,988
Interest income, net	798	238	1,650	521
Other income (expense), net	559	248	711	(233)
Earnings before income taxes	13,030	7,184	15,002	5,276
Provision for income taxes	4,005	2,807	5,184	3,506
Net income	$9,025	$4,377	$9,818	1,770
Basic earnings per share	$0.36	$0.18	$0.39	0.07
Diluted earnings per share	$0.36	$0.17	$0.39	0.07
Weighted average shares used in computation of earnings per share:
Basic	25,199	24,955	25,144	24,894
Diluted	25,402	25,188	25,395	25,211

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$9,025	$4,377	$9,818	$1,770
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(663)	(3,293)	(3,698)	(8,168)
Net change in unrealized loss on available-for-sale debt securities	364	100	348	32
Other comprehensive loss, net	(299)	(3,193)	(3,350)	(8,136)
Comprehensive income (loss)	$8,726	$1,184	$6,468	$(6,366)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 4, 2019	25,741	$155,104	$(12,275)	$251,131	$393,960
Net income	—	—	—	9,025	9,025
Other comprehensive loss, net	—	—	(299)	—	(299)
Issuance and exercise of stock-based awards	29	—	—	—	—
Stock-based compensation expense	—	1,521	—	—	1,521
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 5, 2018	25,470	$148,591	$(4,908)	$208,802	$352,485
Net income	—	—	—	4,377	4,377
Other comprehensive loss, net	—	—	(3,193)	—	(3,193)
Issuance and exercise of stock-based awards	50	—	—	—	—
Stock-based compensation expense	—	1,370	—	—	1,370
Balance at August 4, 2018	25,520	$149,961	$(8,101)	$213,179	$355,039

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	9,818	9,818
Other comprehensive loss, net	—	—	(3,350)	—	(3,350)
Issuance and exercise of stock-based awards	249	345	—	—	345
Stock-based compensation expense	—	3,214	—	—	3,214
Cumulative effect of accounting change under ASC 842 (Note 1)	—	—	—	(6,276)	(6,276)
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	1,770	1,770
Other comprehensive loss, net	—	—	(8,136)	—	(8,136)
Issuance and exercise of stock-based awards	271	426	—	—	426
Stock-based compensation expense	—	3,012	—	—	3,012
Cumulative effect of accounting change under ASC 606	—	—	—	2,052	2,052
Balance at August 4, 2018	25,520	$149,961	$(8,101)	$213,179	$355,039

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$9,818	$1,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,514	13,920
Noncash lease expense	28,318	—
Deferred taxes	935	(990)
Stock-based compensation expense	3,214	3,012
Other	(165)	310
Changes in operating assets and liabilities:
Receivables	(770)	(4,099)
Inventories	(22,727)	(25,993)
Prepaid expenses and other assets	(2,115)	(1,814)
Trade accounts payable	47,275	40,815
Accrued payroll and payroll taxes	(5,345)	(4,785)
Income taxes payable	(3,857)	(2,973)
Deferred rent and tenant allowances	—	(872)
Operating lease liabilities	(29,842)	—
Other liabilities	(2,090)	(2,997)
Net cash provided by operating activities	35,163	15,304
Cash flows from investing activities:
Additions to fixed assets	(8,292)	(9,061)
Purchases of marketable securities and other investments	(93,288)	(35,046)
Sales and maturities of marketable securities and other investments	82,123	41,200
Net cash used in investing activities	(19,457)	(2,907)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	29,227
Payments on revolving credit facilities	—	(24,233)
Proceeds from issuance and exercise of stock-based awards	583	621
Payments for tax withholdings on equity awards	(238)	(195)
Net cash provided by financing activities	345	5,420
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(504)	(693)
Net increase in cash, cash equivalents, and restricted cash	15,547	17,124
Cash, cash equivalents, and restricted cash, beginning of period	54,271	25,803
Cash, cash equivalents, and restricted cash, end of period	$69,818	$42,927
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$8,056	$7,362
Accrual for purchases of fixed assets	2,052	3,496

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At August 3, 2019, we operated 710 stores; 607 in the United States (“U.S.”), 51 in Canada, 42 in Europe, and 10 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended August 3, 2019 and August 4, 2018 were 13-week periods. The six months ended August 3, 2019 and August 4, 2018 were 26-week periods.

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

	February 2, 2019	February 3, 2018
Cash and cash equivalents	$52,422	$24,041
Restricted cash included in other long-term assets	1,849	1,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$54,271	$25,803

	August 3, 2019	August 4, 2018
Cash and cash equivalents	$63,846	$41,409
Restricted cash included in other long-term assets	5,972	1,518
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$69,818	$42,927

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

Recent Accounting Standards— In August 2018, the Financial Accounting Standards Board (“FASB”) issued a new standard over customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The standard requires implementation costs incurred in a hosting arrangement that is a service contract be accounted for in accordance with ASC 350-40.  The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We adopted this standard prospectively for the fiscal year beginning February 3, 2019 and the impact on our condensed consolidated financial statements was not material.

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

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations.  The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  In July 2018, the FASB issued an update that allows companies an optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings recorded at the beginning of the period of adoption.  The new standard was effective for the fiscal year beginning after December 15, 2018.

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

The following table summarizes the changes made to our consolidated balance sheet at February 3, 2019 (in thousands):

	As Reported February 2, 2019	Adjustment for ASC 842	As Adjusted February 3, 2019
Assets
Prepaid expenses and other current assets	$14,797	$(5,739)	$9,058
Operating lease right-of-use assets	—	297,326	297,326
Deferred tax assets, net	5,259	2,345	7,604
Other long-term assets	7,180	(2,094)	5,086

Liabilities
Deferred rent and tenant allowances	7,489	(7,489)	—
Operating lease liabilities	—	52,958	52,958
Long-term deferred rent and tenant allowances	37,076	(37,076)	—
Long-term operating lease liabilities	—	289,721	289,721

Equity
Retained Earnings	256,614	(6,276)	250,338

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
United States	$193,837	$188,648	$370,755	$359,188
Canada	13,128	12,465	24,160	23,171
Europe	19,216	16,071	42,162	39,245
Australia	2,244	1,787	4,276	3,653
Net sales	$228,425	$218,971	$441,353	$425,257

Net sales for the three months ended August 3, 2019 included a $1.2 million decrease due to the change in foreign exchange rates, which consisted of $0.2 million in Canada, $0.8 million in Europe and $0.2 million in Australia. Net sales for the six months ended August 3, 2019 included a $3.9 million decrease due to the change in foreign exchange rates, which consisted of $0.7 million in Canada, $2.9 million in Europe and $0.3 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.7 million at August 3, 2019 and $4.3 million at February 2, 2019, respectively. Deferred revenue related to our STASH loyalty program was $2.4 million at August 3, 2019 and $2.1 million at February 2, 2019, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	August 3, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$50,939	$—	$—	$50,939
Money market funds	10,412	—	—	10,412
Corporate debt securities	2,495	—	—	2,495
Total cash and cash equivalents	63,846	—	—	63,846
Marketable securities:
U.S. treasury and government agency securities	8,202	25	—	8,227
Corporate debt securities	77,252	367	(3)	77,616
State and local government securities	36,886	134	—	37,020
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$124,280	$526	$(3)	$124,803

	February 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$26,336	$—	$—	$26,336
Money market funds	3,689	—	—	3,689
Corporate debt securities	22,397	—	—	22,397
Total cash and cash equivalents	52,422	—	—	52,422
Marketable securities:
U.S. treasury and government agency securities	4,326	2	—	4,328
Corporate debt securities	55,122	98	(8)	55,212
State and local government securities	51,462	13	(43)	51,432
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$112,850	$113	$(51)	$112,912

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 3, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$3,036	$(2)	$1,492	$(1)	$4,528	$(3)
Total marketable securities	$3,036	$(2)	$1,492	$(1)	$4,528	$(3)

	February 2, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$14,523	$(8)	$—	$—	$14,523	$(8)
State and local government securities	26,986	(20)	9,548	(23)	36,534	(43)
Total marketable securities	$41,509	$(28)	$9,548	$(23)	$51,057	$(51)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended August 3, 2019 or August 4, 2018.

4. Leases

At August 3, 2019, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At August 3, 2019, the weighted-average of the remaining lease term was 6.1 years and the weighted-average discount rate was 3.4%.

The following table presents components of lease expense (in thousands):

	Three Months Ended	Six Months Ended
	August 3, 2019	August 3, 2019
Operating lease expense	$17,577	$34,659
Variable lease expense	1,345	2,239
Total lease expense	$18,922	$36,898

Supplemental cash flow information related to leases is as follows (in thousands):

August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,842)
Right-of-use assets obtained in exchange for new operating lease liabilities	39,251

At August 3, 2019, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2019	$32,524
Fiscal 2020	73,053
Fiscal 2021	67,495
Fiscal 2022	58,961
Fiscal 2023	49,295
Thereafter	109,167
Total minimum lease payments	390,495
Less: interest	(38,399)
Present value of lease obligations	352,096
Less: current portion	(58,646)
Long-term lease obligations	$293,450

At August 3, 2019, we have excluded from the table above operating leases that have not yet commenced of $1.0 million. These operating leases are expected to commence in fiscal 2019.

5. Commitments and Contingencies

Purchase Commitments—At August 3, 2019, we had outstanding purchase orders to acquire merchandise from vendors of $222.4 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at August 3, 2019 and February 2, 2019 was $2.6 million and $2.1 million.

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

There were no borrowings outstanding under the credit facility at August 3, 2019 and February 2, 2019. We had no open commercial letters of credit outstanding under our secured revolving credit facility at August 3, 2019 and February 2, 2019.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 3, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,412	$—	$—
Corporate debt securities	2,495
Marketable securities:
U.S. treasury and government agency securities	—	8,227	—
Corporate debt securities	—	77,616	—
State and local government securities	—	37,020	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	5,972	—	—
Total	$18,879	$124,803	$—

	February 2, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,689	$—	$—
Corporate debt securities	$22,397
Marketable securities:
Treasury and agency securities	—	4,328	—
Corporate debt securities	—	55,212	—
State and local government securities	—	51,432	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	1,404	—	—
Total	$27,490	$112,912	$—

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

There were no material assets measured at fair value on a nonrecurring basis for the three and six months ended August 3, 2019 and August 4, 2018.

8. Stockholders’ Equity

Share Repurchase—In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock. This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of August 3, 2019 Directors.  There was no share repurchase activity during the three and six months ended August 3, 2019.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive loss for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended August 3, 2019:
Balance at May 4, 2019	$(12,305)	$30	$(12,275)
Other comprehensive loss, net (1)	(663)	364	(299)
Balance at August 3, 2019	$(12,968)	$394	$(12,574)
Three months ended August 4, 2018:
Balance at May 5, 2018	$(4,766)	$(142)	$(4,908)
Other comprehensive loss, net (1)	(3,293)	100	(3,193)
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive loss
Six months ended August 3, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(3,698)	348	(3,350)
Balance at August 3, 2019	$(12,968)	$394	$(12,574)
Six months ended August 4, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(8,168)	32	(8,136)
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)

(1)

Other comprehensive loss is net of immaterial taxes for the three and six months ended August 3, 2019 and August 4, 2018 for net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cost of goods sold	$301	$269	$646	$577
Selling, general and administrative expenses	1,220	1,102	2,568	2,435
Total stock-based compensation expense	$1,521	$1,371	$3,214	$3,012

At August 3, 2019, there was $11.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 2, 2019	544	$21.63
Granted	245	$24.80
Vested	(202)	$22.24
Forfeited	(15)	$22.14
Outstanding at August 3, 2019	572	$22.76	$13,019

We had 0.4 million stock options outstanding at August 3, 2019 with a weighted average exercise price of $23.38 and 0.3 million stock options outstanding at February 2, 2019 with a weighted average exercise price of $23.06.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$9,025	$4,377	$9,818	$1,770
Weighted average common shares for basic earnings per share:	25,199	24,955	25,144	24,894
Dilutive effect of stock options and restricted stock	203	233	251	317
Weighted average common shares for diluted earnings per share:	25,402	25,188	25,395	25,211
Basic earnings per share	$0.36	$0.18	$0.39	$0.07
Diluted earnings per share	$0.36	$0.17	$0.39	$0.07

Total anti-dilutive common shares related to stock-based awards not included in the calculation of diluted earnings per share were 0.2 million for the three and six months ended August 3, 2019 and 0.1 million for the three months ended August 4, 2018 and 0.2 million for the six months ended August 4, 2018.

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

Fiscal 2019 is the 52-week period ending February 1, 2020. Fiscal 2018 was the 52-week period ending February 2, 2019. The first six months of fiscal 2019 was the 26-week period ended August 3, 2019. The first six months of fiscal 2018 was the 26-week period ended August 4, 2018.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	66.9	67.5	68.2
Gross profit	33.8	33.1	32.5	31.8
Selling, general and administrative expenses	28.7	30.0	29.6	30.6
Operating profit	5.1	3.1	2.9	1.2
Interest and other income (expense), net	0.6	0.2	0.5	—
Earnings before income taxes	5.7	3.3	3.4	1.2
Provision for income taxes	1.7	1.3	1.2	0.8
Net income	4.0%	2.0%	2.2%	0.4%

Three Months (13 weeks) Ended August 3, 2019 Compared With Three Months (13 weeks) Ended August 4, 2018

Net Sales

Net sales were $228.4 million for the three months ended August 3, 2019 compared to $219.0 million for the three months ended August 4, 2018, an increase of $9.4 million or 4.3%.  The increase primarily reflected an increase in comparable sales of $7.9 million and the net addition of 7 stores (made up of 3 new stores in North America, 7 new stores in Europe and 3 new stores in Australia partially offset by 6 store closures in North America) subsequent to August 4, 2018 partially offset by a decrease of $1.2 million due to changes in foreign currency rates. By region, North America sales increased $5.9 million or 2.9% and other international sales (which consists of Europe and Australia sales) increased $3.5 million or 20.2% for the three months ended August 3, 2019 compared to the three months ended August 4, 2018. Excluding the impact of changes in foreign exchange rates, North America sales increased $6.1 million or 3.0% and other international sales increased $4.5 million or 25.8% for the three months ended August 3, 2019 compared to the three months ended August 4, 2018.

Comparable sales increased 3.6% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail and units per transaction.  Comparable sales were primarily driven by an increase in hardgoods followed by footwear and accessories. These increases were partially offset by decreases in comparable sales in men’s clothing followed by women’s clothing.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $77.2 million for the three months ended August 3, 2019 compared to $72.5 million for the three months ended August 4, 2018, an increase of $4.7 million, or 6.4%.  As a percent of net sales, gross profit increased 70 basis points for the three months ended August 3, 2019 to 33.8%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs and a 20 basis point decrease in distribution and shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $65.5 million for the three months ended August 3, 2019 compared to $65.8 million for the three months ended August 4, 2018, a decrease of $0.3 million, or 0.5%.  SG&A expenses as a percent of net sales decreased 130 basis points for the three months ended August 3, 2019 to 28.7%.  The decrease was primarily driven by 100 basis points of leverage in our store costs, including 30 basis points of depreciation, and a 20 basis point decrease related to accrual of annual incentive compensation.

Net Income

Net income for the three months ended August 3, 2019 was $9.0 million, or $0.36 earnings per diluted share, compared with net income of $4.4 million, or $0.17 earnings per diluted share, for the three months ended August 4, 2018.  Our effective income tax rate for the three months ended August 3, 2019 was a 30.7% provision for income taxes compared to a 39.1% provision for income taxes for the three months ended August 4, 2018.  The decrease was primarily due to a reduction in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

Six Months (26 weeks) Ended August 3, 2019 Compared With Six Months (26 weeks) Ended August 4, 2018

Net Sales

Net sales were $441.4 million for the six months ended August 3, 2019 compared to $425.3 million for the six months ended August 4, 2018, an increase of $16.1 million or 3.8%.  The increase primarily reflected an increase in comparable sales of $14.4 million and the net addition of 7 stores (made up of 3 new stores in North America, 7 new stores in Europe and 3 new stores in Australia partially offset by 6 store closures in North America) subsequent to August 4, 2018 partially offset by a decrease of $3.9 million due to changes in foreign currency rates. By region, North America sales increased $12.6 million or 3.3% and other international sales (which consists of Europe and Australia sales) increased $3.5 million or 8.3% for the six months ended August 3, 2019 compared to the six months ended August 4, 2018. Excluding the impact of changes in foreign exchange rates, North America sales increased $13.3 million or 3.5% and other international sales increased $6.7 million or 15.8% for the six months ended August 3, 2019 compared to the six months ended August 4, 2018.

Comparable sales increased 3.5% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail, while units per transaction were flat. Comparable sales were primarily driven by an increase in hardgoods followed by footwear and accessories. These increases were partially offset by decreases in comparable sales in men’s clothing followed by women’s clothing.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $143.7 million for the six months ended August 3, 2019 compared to $135.1 million for the six months ended August 4, 2018, an increase of $8.5 million, or 6.3%.  As a percent of net sales, gross profit increased 70 basis points for the six months ended August 3, 2019 to 32.5%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs and a 20 basis point decrease in distribution and shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $131.0 million for the six months ended August 3, 2019 compared to $130.1 million for the six months ended August 4, 2018, an increase of $0.9 million, or 0.7%.  SG&A expenses as a percent of net sales decreased 100 basis points for the six months ended August 3, 2019 to 29.6%.  The decrease was primarily driven by 70 basis points of leverage in our store costs, including 30 basis points of depreciation, and a 20 basis point decrease in corporate costs.

Net Income

Net income for the six months ended August 3, 2019 was $9.8 million, or $0.39 earnings per diluted share, compared with net income of $1.8 million, or $0.07 earnings per diluted share, for the six months ended August 4, 2018.  Our effective income tax rate for the six months ended August 3, 2019 was a 34.6% provision for income taxes compared to a 66.5% provision for income taxes for the six months ended August 4, 2018.  The decrease was primarily due to a reduction in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

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

During fiscal 2019, we expect to spend approximately $20 million to $22 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 16 new stores we remain on track to open in fiscal 2019 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2019 will not be different from the number of stores we plan to open, or that actual fiscal 2019 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $19.9 million to $35.2 million provided by operating activities for the six months ended August 3, 2019 from $15.3 million provided by operating activities for the six months ended August 4, 2018. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $19.5 million for the six months ended August 3, 2019 related to $11.2 million in net purchases of marketable securities in addition to $8.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $2.9 million for the six months ended August 4, 2018, related to $9.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $6.2 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended August 3, 2019 was $0.3 million, related to $0.5 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash provided by financing activities for the six months ended August 4, 2018 was $5.4 million, primarily related to $5.0 million in net proceeds from revolving credit facilities and $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at August 3, 2019 and February 2, 2019.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 3, 2019.  The following table summarizes the total amount of future payments due under our contractual obligations at August 3, 2019 (in thousands):

	Total	Fiscal 2019	Fiscal 2020 and Fiscal 2021	Fiscal 2022 and Fiscal 2023	Thereafter
Operating lease liabilities, including imputed interest (1)	$390,495	$32,524	$140,548	$108,256	$109,167
Purchase obligations (2)	222,363	220,642	1,721	—	—
Total	$612,858	$253,166	$142,269	$108,256	$109,167

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

Off-Balance Sheet Arrangements

At August 3, 2019, we did not have any off-balance sheet arrangements.

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

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations. Additionally, we may experience other risks associated with operating leases, such as lease termination or impairment of operating lease right-of-use assets. These risks may include circumstances that are not within our control, such as changes in fair market rent. Furthermore, we depend on generating increased traffic to our ecommerce business and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality online customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located.  An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

Our market risk profile at August 3, 2019 has not significantly changed since February 2, 2019. Our market risk profile at February 2, 2019 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 3, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended August 3, 2019.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 3, 2019 (unaudited) and February 2, 2019; (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended August 3, 2019 and August 4, 2018; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended August 3, 2019 and August 4, 2018; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 3, 2019 and August 4, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2019 and August 4, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 9, 2019	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)