Form 10-Q
period 2019-11-02
Zumiez Inc
filed 2019-12-09
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2019

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

At December 9, 2019, there were 25,802,906 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at November 2, 2019 (unaudited) and February 2, 2019	3

		Unaudited Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019 and November 3, 2018	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2019 and November 3, 2018	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2019 and November 3, 2018	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2019 and November 3, 2018	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	30

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Mine Safety Disclosures	31

	Item 5.	Other Information	31

	Item 6.	Exhibits	32

Signature			33

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2019	February 2, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,929	$52,422
Marketable securities	146,718	112,912
Receivables	16,790	17,776
Inventories	183,381	129,268
Prepaid expenses and other current assets	10,757	14,797
Total current assets	389,575	327,175
Fixed assets, net	115,170	120,503
Operating lease right-of-use assets	301,736	—
Goodwill	57,580	58,813
Intangible assets, net	14,772	15,260
Deferred tax assets, net	7,424	5,259
Other long-term assets	8,773	7,180
Total long-term assets	505,455	207,015
Total assets	$895,030	$534,190

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$73,418	$35,293
Accrued payroll and payroll taxes	21,929	21,015
Income taxes payable	3,430	5,817
Deferred rent and tenant allowances	—	7,489
Operating lease liabilities	59,742	—
Other liabilities	18,815	23,494
Total current liabilities	177,334	93,108
Long-term deferred rent and tenant allowances	—	37,076
Long-term operating lease liabilities	287,400	—
Other long-term liabilities	3,457	3,550
Total long-term liabilities	290,857	40,626
Total liabilities	468,191	133,734
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,805 shares issued and outstanding at November 2, 2019 and 25,521 shares issued and outstanding at February 2, 2019	159,251	153,066
Accumulated other comprehensive loss	(11,747)	(9,224)
Retained earnings	279,335	256,614
Total shareholders’ equity	426,839	400,456
Total liabilities and shareholders’ equity	$895,030	$534,190

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$264,022	$248,795	$705,376	674,052
Cost of goods sold	169,446	161,922	467,140	452,057
Gross profit	94,576	86,873	238,236	221,995
Selling, general and administrative expenses	70,266	68,479	201,285	198,613
Operating profit	24,310	18,394	36,951	23,382
Interest income, net	1,002	493	2,652	1,015
Other income (expense), net	275	(74)	987	(308)
Earnings before income taxes	25,587	18,813	40,590	24,089
Provision for income taxes	6,408	4,990	11,593	8,496
Net income	$19,179	$13,823	$28,997	15,593
Basic earnings per share	$0.76	$0.55	$1.15	0.63
Diluted earnings per share	$0.75	$0.55	$1.14	0.62
Weighted average shares used in computation of earnings per share:
Basic	25,231	24,974	25,173	24,920
Diluted	25,560	25,261	25,480	25,220

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$19,179	$13,823	$28,997	$15,593
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	817	(1,672)	(2,881)	(9,840)
Net change in unrealized gain (loss) on available-for-sale debt securities	10	(115)	358	(83)
Other comprehensive income (loss), net	827	(1,787)	(2,523)	(9,923)
Comprehensive income	$20,006	$12,036	$26,474	$5,670

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207
Net income				19,179	19,179
Other comprehensive income, net			827		827
Issuance and exercise of stock-based awards	35	1,021			1,021
Stock-based compensation expense		1,605			1,605
Balance at November 2, 2019	25,805	$159,251	$(11,747)	$279,335	$426,839

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 4, 2018	25,520	$149,961	$(8,101)	$213,179	$355,039
Net income		—	—	13,823	13,823
Other comprehensive loss, net		—	(1,787)		(1,787)
Issuance and exercise of stock-based awards	12	279			279
Stock-based compensation expense		1,418			1,418
Balance at November 3, 2018	25,532	$151,658	$(9,888)	$227,002	$368,772

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income				28,997	28,997
Other comprehensive loss, net			(2,523)		(2,523)
Issuance and exercise of stock-based awards	284	1,366			1,366
Stock-based compensation expense		4,819			4,819
Cumulative effect of accounting change under ASC 842 (Note 1)				(6,276)	(6,276)
Balance at November 2, 2019	25,805	$159,251	$(11,747)	$279,335	$426,839

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	15,593	15,593
Other comprehensive loss, net	—	—	(9,923)	—	(9,923)
Issuance and exercise of stock-based awards	283	704	—	—	704
Stock-based compensation expense	—	4,431	—	—	4,431
Cumulative effect of accounting change under ASC 606	—	—	—	2,052	2,052
Balance at November 3, 2018	25,532	$151,658	$(9,888)	$227,002	$368,772

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$28,997	$15,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,776	21,249
Noncash lease expense	42,960	—
Deferred taxes	29	(919)
Stock-based compensation expense	4,819	4,431
Other	(439)	482
Changes in operating assets and liabilities:
Receivables	3,190	(1,680)
Inventories	(54,687)	(63,892)
Prepaid expenses and other assets	(934)	(1,904)
Trade accounts payable	38,186	53,037
Accrued payroll and payroll taxes	971	1,342
Income taxes payable	(2,586)	(2,206)
Deferred rent and tenant allowances	—	(1,564)
Operating lease liabilities	(45,512)	—
Other liabilities	(4,316)	(6,820)
Net cash provided by operating activities	29,454	17,149
Cash flows from investing activities:
Additions to fixed assets	(13,871)	(15,683)
Purchases of marketable securities and other investments	(165,912)	(116,430)
Sales and maturities of marketable securities and other investments	132,974	115,536
Net cash used in investing activities	(46,809)	(16,577)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	32,776
Payments on revolving credit facilities	—	(27,651)
Proceeds from issuance and exercise of stock-based awards	1,604	899
Payments for tax withholdings on equity awards	(238)	(195)
Net cash provided by financing activities	1,366	5,829
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(242)	(777)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,231)	5,624
Cash, cash equivalents, and restricted cash, beginning of period	54,271	25,803
Cash, cash equivalents, and restricted cash, end of period	$38,040	$31,427
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$14,024	$11,893
Accrual for purchases of fixed assets	1,412	1,477

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At November 2, 2019, we operated 718 stores; 608 in the United States (“U.S.”), 52 in Canada, 47 in Europe, and 11 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended November 2, 2019 and November 3, 2018 were 13-week periods. The nine months ended November 2, 2019 and November 3, 2018 were 39-week periods.

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

	February 2, 2019	February 3, 2018
Cash and cash equivalents	$52,422	$24,041
Restricted cash included in other long-term assets	1,849	1,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$54,271	$25,803

	November 2, 2019	November 3, 2018
Cash and cash equivalents	$31,929	$29,640
Restricted cash included in other long-term assets	6,111	1,787
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$38,040	$31,427

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

The following table summarizes the changes made to our consolidated balance sheet at February 3, 2019 (in thousands):

	As Reported February 2, 2019	Adjustment for ASC 842	As Adjusted February 3, 2019
Assets
Prepaid expenses and other current assets	$14,797	$(5,739)	$9,058
Operating lease right-of-use assets	—	297,326	297,326
Deferred tax assets, net	5,259	2,345	7,604
Other long-term assets	7,180	(2,094)	5,086

Liabilities
Deferred rent and tenant allowances	7,489	(7,489)	—
Operating lease liabilities	—	52,958	52,958
Long-term deferred rent and tenant allowances	37,076	(37,076)	—
Long-term operating lease liabilities	—	289,721	289,721

Equity
Retained Earnings	256,614	(6,276)	250,338

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
United States	$221,800	$210,690	$592,556	$569,878
Canada	16,657	15,828	40,817	38,999
Europe	23,199	20,631	65,360	59,876
Australia	2,366	1,646	6,643	5,299
Net sales	$264,022	$248,795	$705,376	$674,052

Net sales for the three months ended November 2, 2019 included a $1.4 million decrease due to the change in foreign exchange rates, which consisted of $0.3 million in Canada, $1.0 million in Europe and $0.1 million in Australia. Net sales for the nine months ended November 2, 2019 included a $5.3 million decrease due to the change in foreign exchange rates, which consisted of $0.9 million in Canada, $3.9 million in Europe and $0.5 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.5 million at November 2, 2019 and $4.3 million at February 2, 2019, respectively. Deferred revenue related to our STASH loyalty program was $2.6 million at November 2, 2019 and $2.1 million at February 2, 2019, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	November 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$11,940	$—	$—	$11,940
Money market funds	9,152	—	—	9,152
U.S. treasury and government agency securities	1,250	—	—	1,250
Corporate debt securities	9,587	—	—	9,587
Total cash and cash equivalents	31,929	—	—	31,929
Marketable securities:
U.S. treasury and government agency securities	10,876	15	(4)	10,887
Corporate debt securities	107,166	474	(39)	107,601
State and local government securities	27,198	108	(16)	27,290
Variable-rate demand notes	940	—	—	940
Total marketable securities	$146,180	$597	$(59)	$146,718

	February 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$26,336	$—	$—	$26,336
Money market funds	3,689	—	—	3,689
Corporate debt securities	22,397	—	—	22,397
Total cash and cash equivalents	52,422	—	—	52,422
Marketable securities:
U.S. treasury and government agency securities	4,326	2	—	4,328
Corporate debt securities	55,122	98	(8)	55,212
State and local government securities	51,462	13	(43)	51,432
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$112,850	$113	$(51)	$112,912

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 2, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	4,232	(4)	$—	$—	$4,232	$(4)
Corporate debt securities	$27,989	$(39)	—	—	$27,989	$(39)
State and local government securities	$4,476	$(16)	—	—	$4,476	$(16)
Total marketable securities	$36,697	$(59)	$—	$—	$36,697	$(59)

	February 2, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
Corporate debt securities	$14,523	$(8)	$—	$—	$14,523	$(8)
State and local government securities	26,986	(20)	9,548	(23)	36,534	(43)
Total marketable securities	$41,509	$(28)	$9,548	$(23)	$51,057	$(51)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended November 2, 2019 or November 3, 2018.

4. Leases

At November 2, 2019, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At November 2, 2019, the weighted-average of the remaining lease term was 6.0 years and the weighted-average discount rate was 3.4%.

The following table presents components of lease expense (in thousands):

	Three Months Ended	Nine Months Ended
	November 2, 2019	November 2, 2019
Operating lease expense	$17,573	$52,232
Variable lease expense	1,433	3,672
Total lease expense	$19,006	$55,904

Supplemental cash flow information related to leases is as follows (in thousands):

November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(45,512)
Right-of-use assets obtained in exchange for new operating lease liabilities	49,263

At November 2, 2019, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2019	$13,986
Fiscal 2020	75,207
Fiscal 2021	69,719
Fiscal 2022	61,049
Fiscal 2023	51,003
Thereafter	113,382
Total minimum lease payments	384,346
Less: interest	(37,204)
Present value of lease obligations	347,142
Less: current portion	(59,742)
Long-term lease obligations	$287,400

At November 2, 2019, we have excluded from the table above $1.1 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2019 and 2020.

5. Commitments and Contingencies

Purchase Commitments—At November 2, 2019, we had outstanding purchase orders to acquire merchandise from vendors of $183.2 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at November 2, 2019 and February 2, 2019 was $2.9 million and $2.1 million.

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

There were no borrowings outstanding under the credit facility at November 2, 2019 and February 2, 2019. We had no open commercial letters of credit outstanding under our secured revolving credit facility at November 2, 2019 and February 2, 2019.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	November 2, 2019

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,152	$—	$—
Treasury and agency securities	—	1,250	—
Corporate debt securities	—	9,587	—
Marketable securities:
U.S. treasury and government agency securities	—	10,887	—
Corporate debt securities	—	107,601	—
State and local government securities	—	27,290	—
Variable-rate demand notes	—	940	—
Other long-term assets:
Money market funds	6,111	—	—
Total	$15,263	$157,555	$—

	February 2, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,689	$—	$—
Corporate debt securities		$22,397
Marketable securities:
Treasury and agency securities	—	4,328	—
Corporate debt securities	—	55,212	—
State and local government securities	—	51,432	—
Variable-rate demand notes	—	1,940	—
Other long-term assets:
Money market funds	1,404	—	—
Total	$5,093	$135,309	$—

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

There were no material assets measured at fair value on a nonrecurring basis for the three and nine months ended November 2, 2019 and November 3, 2018.

8. Stockholders’ Equity

Share Repurchase—In December 2018, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock. This program is expected to continue through February 1, 2020, unless the time period is extended or shortened by the Board of Directors. There was no share repurchase activity during the three and nine months ended November 2, 2019.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive loss for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended November 2, 2019:
Balance at August 3, 2019	$(12,968)	$394	$(12,574)
Other comprehensive loss, net (1)	817	10	827
Balance at November 2, 2019	$(12,151)	$404	$(11,747)
Three months ended November 3, 2018:
Balance at August 4, 2018	$(8,059)	$(42)	$(8,101)
Other comprehensive loss, net (1)	(1,672)	(115)	(1,787)
Balance at November 3, 2018	$(9,731)	$(157)	$(9,888)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive (loss) income
Nine months ended November 2, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(2,881)	358	(2,523)
Balance at November 2, 2019	$(12,151)	$404	$(11,747)
Nine months ended November 3, 2018:
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(9,840)	(83)	(9,923)
Balance at November 3, 2018	$(9,731)	$(157)	$(9,888)

(1)

Other comprehensive loss is net of immaterial taxes for the three and nine months ended November 2, 2019 and November 3, 2018 for net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated income statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of goods sold	$306	$274	$952	$851
Selling, general and administrative expenses	1,299	1,144	3,867	3,580
Total stock-based compensation expense	$1,605	$1,418	$4,819	$4,431

At November 2, 2019, there was $9.6 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 2, 2019	544	$21.63
Granted	245	$24.80
Vested	(207)	$22.22
Forfeited	(24)	$22.23
Outstanding at November 2, 2019	558	$22.78	$17,810

We had 0.4 million stock options outstanding at November 2, 2019 with a weighted average exercise price of $23.42 and 0.3 million stock options outstanding at February 2, 2019 with a weighted average exercise price of $23.06.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$19,179	$13,823	$28,997	$15,593
Weighted average common shares for basic earnings per share:	25,231	24,974	25,173	24,920
Dilutive effect of stock options and restricted stock	329	287	307	300
Weighted average common shares for diluted earnings per share:	25,560	25,261	25,480	25,220
Basic earnings per share	$0.76	$0.55	$1.15	$0.63
Diluted earnings per share	$0.75	$0.55	$1.14	$0.62

There were no anti-dilutive common shares related to stock-based awards for the three and nine months ended November 2, 2019 and 0.1 million for the three and nine months ended November 3, 2018.

11. Subsequent Events

On December 4, 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. The repurchases will be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

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

Fiscal 2019 is the 52-week period ending February 1, 2020. Fiscal 2018 was the 52-week period ending February 2, 2019. The first nine months of fiscal 2019 was the 39-week period ended November 2, 2019. The first nine months of fiscal 2018 was the 39-week period ended November 3, 2018.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of income as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.2	65.1	66.2	67.1
Gross profit	35.8	34.9	33.8	32.9
Selling, general and administrative expenses	26.6	27.5	28.6	29.4
Operating profit	9.2	7.4	5.2	3.5
Interest and other income, net	0.5	0.2	0.6	0.1
Earnings before income taxes	9.7	7.6	5.8	3.6
Provision for income taxes	2.4	2.0	1.7	1.3
Net income	7.3%	5.6%	4.1%	2.3%

Three Months (13 weeks) Ended November 2, 2019 Compared With Three Months (13 weeks) Ended November 3, 2018

Net Sales

Net sales were $264.0 million for the three months ended November 2, 2019 compared to $248.8 million for the three months ended November 3, 2018, an increase of $15.2 million or 6.1%.  The increase primarily reflected an increase in comparable sales of $13.5 million and the net addition of 15 stores (made up of 6 new stores in North America, 10 new stores in Europe and 4 new stores in Australia partially offset by 5 store closures in North America) subsequent to November 3, 2018 partially offset by a decrease of $1.4 million due to changes in foreign currency rates. By region, North America sales increased $11.9 million or 5.3% and other international sales (which consists of Europe and Australia sales) increased $3.3 million or 14.8% for the three months ended November 2, 2019 compared to the three months ended November 3, 2018. Excluding the impact of changes in foreign exchange rates, North America sales increased $12.2 million or 5.4% and other international sales increased $4.4 million or 19.8% for the three months ended November 2, 2019 compared to the three months ended November 3, 2018.

Comparable sales increased 5.5% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in units per transaction partially offset by a decrease in average unit retail.  Comparable sales were primarily driven by an increase in hardgoods followed by footwear, accessories and men’s clothing. These increases were partially offset by decreases in comparable sales in women’s clothing.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $94.6 million for the three months ended November 2, 2019 compared to $86.9 million for the three months ended November 3, 2018, an increase of $7.7 million, or 8.9%.  As a percent of net sales, gross profit increased 90 basis points for the three months ended November 2, 2019 to 35.8%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs, a 30 basis point decrease in web fulfillment, distribution and shipping costs, and a 20 basis point decrease in the write-off of excess or slow moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $70.3 million for the three months ended November 2, 2019 compared to $68.5 million for the three months ended November 3, 2018, an increase of $1.8 million, or 2.6%.  SG&A expenses as a percent of net sales decreased 90 basis points for the three months ended November 2, 2019 to 26.6%. The decrease was primarily driven by 100 basis points of leverage in our store costs, including 30 basis points of depreciation.

Net Income

Net income for the three months ended November 2, 2019 was $19.2 million, or $0.75 earnings per diluted share, compared with net income of $13.8 million, or $0.55 earnings per diluted share, for the three months ended November 3, 2018.  Our effective income tax rate for the three months ended November 2, 2019 was a 25.0% provision for income taxes compared to a 26.5% provision for income taxes for the three months ended November 3, 2018.  The decrease was primarily due to a reduction in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

Nine Months (39 weeks) Ended November 2, 2019 Compared With Nine Months (39 weeks) Ended November 3, 2018

Net Sales

Net sales were $705.4 million for the nine months ended November 2, 2019 compared to $674.1 million for the nine months ended November 3, 2018, an increase of $31.3 million or 4.6%.  The increase primarily reflected an increase in comparable sales of $27.9 million and the net addition of 15 stores (made up of 6 new stores in North America, 10 new stores in Europe and 4 new stores in Australia partially offset by 5 store closures in North America) subsequent to November 3, 2018 partially offset by a decrease of $5.3 million due to changes in foreign currency rates. By region, North America sales increased $24.5 million or 4.0% and other international sales (which consists of Europe and Australia sales) increased $6.8 million or 10.5% for the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018. Excluding the impact of changes in foreign exchange rates, North America sales increased $25.5 million or 4.2% and other international sales increased $11.2 million or 17.2% for the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018.

Comparable sales increased 4.2% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail and units per transaction. Comparable sales were primarily driven by an increase in hardgoods followed by footwear and accessories. These increases were partially offset by decreases in comparable sales in women’s clothing followed by men’s clothing.  For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $238.2 million for the nine months ended November 2, 2019 compared to $222.0 million for the nine months ended November 3, 2018, an increase of $16.2 million, or 7.3%.  As a percent of net sales, gross profit increased 90 basis points for the nine months ended November 2, 2019 to 33.8%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs, a 30 basis point decrease in web fulfillment, distribution and shipping costs, and a 20 basis point decrease in the write-off of excess or slow moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $201.3 million for the nine months ended November 2, 2019 compared to $198.6 million for the nine months ended November 3, 2018, an increase of $2.7 million, or 1.3%.  SG&A expenses as a percent of net sales decreased 80 basis points for the nine months ended November 2, 2019 to 28.6%.  The decrease was primarily driven by 90 basis points of leverage in our store costs, including 30 basis points of depreciation.

Net Income

Net income for the nine months ended November 2, 2019 was $29.0 million, or $1.14 earnings per diluted share, compared with net income of $15.6 million, or $0.62 earnings per diluted share, for the nine months ended November 3, 2018.  Our effective income tax rate for the nine months ended November 2, 2019 was a 28.6% provision for income taxes compared to a 35.3% provision for income taxes for the nine months ended November 3, 2018.  The decrease was primarily due to a reduction in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

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

During fiscal 2019, we expect to spend approximately $19 million to $21 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 15 new stores we remain on track to open in fiscal 2019 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2019 will not be different from the number of stores we plan to open, or that actual fiscal 2019 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $12.4 million to $29.5 million provided by operating activities for the nine months ended November 2, 2019 from $17.1 million provided by operating activities for the nine months ended November 3, 2018. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $46.8 million for the nine months ended November 2, 2019 related to $32.9 million in net purchases of marketable securities in addition to $13.9 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $16.6 million for the nine months ended November 3, 2018, related to $15.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $0.9 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended November 2, 2019 was $1.4 million, related to $1.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash provided by financing activities for the nine months ended November 3, 2018 was $5.8 million, primarily related to $5.1 million in net proceeds from revolving credit facilities and $0.9 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at November 2, 2019 and February 2, 2019.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended November 2, 2019.  The following table summarizes the total amount of future payments due under our contractual obligations at November 2, 2019 (in thousands):

	Total	Fiscal 2019	Fiscal 2020 and Fiscal 2021	Fiscal 2022 and Fiscal 2023	Thereafter
Operating lease liabilities, including imputed interest (1)	$384,346	$13,986	$144,926	$112,052	$113,382
Purchase obligations (2)	$183,234	181,513	1,721
Total	$567,580	$195,499	$146,647	$112,052	$113,382

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

Off-Balance Sheet Arrangements

At November 2, 2019, we did not have any off-balance sheet arrangements.

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

Our market risk profile at November 2, 2019 has not significantly changed since February 2, 2019. Our market risk profile at February 2, 2019 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 2, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended November 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended November 2, 2019.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 2, 2019 (unaudited) and February 2, 2019; (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019 and November 3, 2018; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2019 and November 3, 2018; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2019 and November 3, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2019 and November 3, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 9, 2019	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)