Form 10-K
period 2020-02-01
Zumiez Inc
filed 2020-03-16
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 1, 2020

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 2, 2019, was $465,760,341.  At March 9, 2020, there were 25,806,179 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 3, 2020, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2020 will be the 52 week period ending January 30, 2021.  Fiscal 2019 was the 52 week period ending February 1, 2020.  Fiscal 2018 was the 52 week period ending February 2, 2019.  Fiscal 2017 was the 53 week period ending February 3, 2018.  Fiscal 2016 was the 52 week period ending January 28, 2017. Fiscal 2015 was the 52 week period ending January 30, 2016.

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

At February 1, 2020, we operated 718 stores; 607 in the United States (“U.S.”), 52 in Canada, 48 in Europe and 11 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

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

Over our 41-year history, we have developed a corporate culture based on a passion for serving our customers through the lens of action sports, streetwear and other unique lifestyles. We have increased our earnings from $1.47 in fiscal 2014 to $2.62 in fiscal 2019, representing a 12.3% compound annual growth rate; and been profitable in every fiscal year of our 41-year history.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept.  We target a large population of young men and women, many of whom we believe are attracted to action sports, streetwear and other unique lifestyles and desire to express their personal independence and style through the apparel, footwear and accessories they wear and the equipment they use.  We believe we have developed a brand image that our customers view as consistent with their attitudes, fashion tastes and identity and differentiates us in our market.

Differentiated Merchandising Strategy.  We have created a highly differentiated global retailing concept by offering an extensive selection of current and relevant lifestyle brands encompassing apparel, footwear, accessories and hardgoods.  The breadth of merchandise offered through our sales channels exceeds that offered by many of our competitors and includes some brands and products that are available only from us.  Many of our customers desire to update their wardrobes and equipment as fashion trends evolve or the season dictates, providing us the opportunity to shift our merchandise selection seasonally.  We believe that our ability to quickly recognize changing brand and style preferences and transition our merchandise offerings allows us to continually provide a compelling offering to our customers.

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

High-Impact, Integrated Marketing Approach.  We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the lifestyles we represent.  Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots marketing events, as well as the Zumiez STASH loyalty program.  Our marketing efforts incorporate local sporting and music event promotions, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels.  Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands.  Our STASH loyalty program allows us to learn more about our customer and serve their needs better. We believe that our ability to interact with our customer, and our immersion in the lifestyles we represent, allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

Growth Strategy

We intend to expand our presence as a leading global specialty retailer of action sports, streetwear, and other unique lifestyles by:

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

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides select store expansion opportunities throughout the U.S. and Canada, as well as greater ability to expand in Europe and Australia.  During the last three fiscal years, we have opened 48 new stores consisting of 16 stores in fiscal 2019, 13 stores in fiscal 2018 and 19 stores in fiscal 2017.  We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 20 new stores in fiscal 2020, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 13.9%, 12.4% and 8.5% of our net sales in fiscal 2019, 2018 and 2017.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2019, 2018 and 2017, our private label merchandise represented 11.3%, 13.1% and 16.8% of our net sales.

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy.  We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions.  We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management.  We coordinate inventory levels in connection with individual stores’ sales strength, our promotions and seasonality. We utilize a localized fulfillment strategy to fulfill the majority of our ecommerce orders through our stores to enhance customer experience, maximize inventory productivity, and reduce shipping time.

Our merchandising staff remains in tune with the fashion, music, art and culture of action sports, streetwear and other unique lifestyles by participating in lifestyles we support, attending relevant events and concerts, watching related programming and reading relevant publications and social network channels. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors. With a global footprint, we are able to identify trends that emerge all over the world.

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

Stores

Store Locations. At February 1, 2020, we operated 718 stores in the following locations:

United States and Puerto Rico - 607 Stores
Alabama	4	Indiana	10	Nebraska	3	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	12	Kansas	3	New Jersey	19	South Dakota	2
Arkansas	3	Kentucky	4	New Mexico	5	Tennessee	9
California	90	Louisiana	6	New York	33	Texas	51
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	9	Maryland	11	North Carolina	13	Vermont	1
Delaware	4	Massachusetts	10	North Dakota	4	Virginia	14
Florida	35	Michigan	13	Ohio	13	Washington	25
Georgia	13	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	14
Idaho	6	Missouri	7	Pennsylvania	23	Wyoming	2
Illinois	19	Montana	5	Puerto Rico	5

Canada - 52 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	25

Europe - 48 Stores
Austria	14
Germany	23
Switzerland	8
Netherlands	2
Finland	1

Australia - 11 Stores
Victoria	6
Queensland	3
South Australia	1
New South Wales	1

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores End of Year
2019	16	5	718
2018	13	4	707
2017	19	6	698

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At February 1, 2020, our stores averaged approximately 2,934 square feet.  All references in this Annual

Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Our store associates generally have an interest in the fashion, music, art and culture of the lifestyle we support and are knowledgeable about our products.  Through our training, evaluation and incentive programs, we seek to enhance the productivity of our store associates.  These programs are designed to promote a competitive, yet fun, culture that is consistent with the unique lifestyles we seek to promote.

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

Internationally, we operate a distribution center located in Delta, British Columbia, Canada to distribute merchandise to our Canadian stores.  We operate a distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato operations in Europe. We also operate a distribution and ecommerce fulfillment center located in Melbourne, Australia to support our Fast Times operations in Australia. Each of our international entities are progressing toward full localized fulfillment and are in various states of implementation.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2019, approximately 57% of our net sales occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At February 1, 2020, we employed approximately 2,575 full-time and approximately 6,620 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.

None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

Financial Information about Segments

See Note 18, “Segment Reporting,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information regarding our segments, product categories and certain geographical information.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, public health concerns, or emergencies, such as coronavirus and other communicable diseases or viruses, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations.  This includes costs to comply with regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, which may affect the sourcing and availability of raw materials used by manufacturers and subject us to increased costs associated with our products, processes or sources of our inputs.  Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures.

A decrease in consumer traffic could cause our sales to be less than expected.

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent.  If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations.  Additionally, we may experience other risks associated with operating leases, such as lease termination or impairment of operating lease right-of-use assets. These risks may include circumstances that are not within our control, such as changes in fair market rent. Furthermore, we depend on generating increased traffic to our ecommerce business and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality online customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located. Also, geopolitical events, including the threat of terrorism, or widespread health emergencies, such as coronavirus and other communicable diseases, viruses, or pandemics, could cause people to avoid our stores in shopping malls. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

If our information systems fail to function effectively, or do not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

If our information systems, including hardware and software, do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements.  Additionally, we rely on third-party service providers for certain information systems functions.  If a service provider fails to provide the data quality, communications capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations.  To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

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

In the U.S., we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores.  Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  We operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. We operate a distribution and fulfillment center located in Melbourne, Australia to distribute our merchandise to our Australian stores.  Additionally, we are headquartered in Lynnwood, Washington.  As a result, unforeseen events, including war, terrorism, other political instability or conflicts, public health issues (including widespread/pandemic illnesses such as coronavirus and other communicable diseases or viruses), a natural disaster or other catastrophic event that affects one of the regions where we operate these centers or our home office could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

All of our stores are occupied under operating leases and encompassed approximately 2.1 million total square feet at February 1, 2020.

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

See Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for additional information related to legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 1, 2020, there were 25,828,299 shares of common stock outstanding.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 31, 2015 and ending on February 1, 2020.  The comparison assumes $100 was invested on January 31, 2015 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20

Zumiez	100.00	48.57	50.55	55.11	67.42	83.59
NASDAQ Composite	100.00	100.70	124.09	165.58	164.45	208.91
NASDAQ Retail Trade	100.00	126.85	154.96	233.18	257.74	297.18

Holders of the Company’s Capital Stock

We had approximately 12 shareholders of record as of March 9, 2020.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended February 1, 2020 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
November 3, 2019—November 30, 2019	—	$—	—	$—
December 1, 2019—January 4, 2020 (2)	3	32.67	—	—
January 5, 2020—February 1, 2020	—	—	—	—
Total	3		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2019, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock.  This program is expected to continue through January 31, 2021, unless the time period is extended or shortened by the Board of Directors.  At February 1, 2020, there remains $100.0 million available for share repurchase under the current share repurchase program.

(2)

During the thirteen weeks ended February 1, 2020, 2,581 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2019 (1)	Fiscal 2018 (2)	Fiscal 2017 (3)	Fiscal 2016 (4)	Fiscal 2015 (5)
Statement of Operations Data (in thousands, except per share data):
Net sales	$1,034,129	$978,617	$927,401	$836,268	$804,183
Cost of goods sold	667,566	642,681	617,527	561,266	535,559
Gross profit	366,563	335,936	309,874	275,002	268,624
Selling, general and administrative expenses	280,756	274,858	261,114	235,259	222,459
Operating profit	85,807	61,078	48,760	39,743	46,165
Interest income, net	3,654	1,692	495	32	529
Other income (expense), net	1,532	(440)	(852)	449	(833)
Earnings before income taxes	90,993	62,330	48,403	40,224	45,861
Provision for income taxes	24,112	17,125	21,601	14,320	17,076
Net income	$66,881	$45,205	$26,802	$25,904	$28,785
Earnings per share:
Basic	$2.65	$1.81	$1.09	$1.05	$1.05
Diluted	$2.62	$1.79	$1.08	$1.04	$1.04
Weighted average shares outstanding:
Basic	25,200	24,936	24,679	24,727	27,497
Diluted	25,535	25,212	24,878	24,908	27,673

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$251,196	$165,334	$121,905	$78,826	$75,554
Working capital	252,877	234,067	179,916	137,766	129,755
Total assets (6)	914,258	534,190	499,510	426,683	414,695
Total long-term liabilities	288,462	40,626	44,348	46,035	48,596
Total shareholders’ equity	466,085	400,456	355,915	307,051	296,957

Other Financial Data (in thousands, except gross margin and operating margin):
Gross profit	35.4%	34.3%	33.4%	32.9%	33.4%
Operating margin	8.3%	6.2%	5.2%	4.8%	5.7%
Capital expenditures	$18,818	$21,028	$24,062	$20,400	$34,834
Depreciation, amortization and accretion	$25,449	$27,316	$27,288	$27,916	$30,410

Company Data:
Number of stores open at end of period	718	707	698	685	658
Comparable sales increase (decrease) (7)	4.9%	5.6%	5.9%	(0.2%)	(5.3%)
Net sales per store (8) (in thousands)	$1,444	$1,385	$1,333	$1,235	$1,256
Total store square footage (9) (in thousands)	2,106	2,072	2,041	2,009	1,935
Average square footage per store (10)	2,934	2,931	2,924	2,932	2,941
Net sales per square foot (11)	$492	$474	$456	$420	$427

(1)

Fiscal 2019 was a 52-week period. Included in the results for fiscal 2019 is $2.0 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate.

(2)	Fiscal 2018 was a 52-week period. Included in the results for fiscal 2018 is $8.7 million in benefit from the impact of U.S. federal tax legislation.
(3)

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

(4)	Fiscal 2016 was a 52-week period.
(5)

Fiscal 2015 was a 52-week period. Included in the results for fiscal 2015 is $1.2 million for the exit costs associated with the closure of our Kansas fulfillment center, $0.6 million for the expense associated with the incentive payments in conjunction with our acquisition of Blue Tomato and an expense of $0.9 million of amortization of intangible assets.

(6)

Included in the total assets for fiscal 2019 includes the impact of the adoption of ASC 842, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet.  See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information of the impact of the adoption of the new leasing standard.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable sales.
(8)

Net sales per store represents net sales, including ecommerce sales, for the period divided by the average number of stores open during the period.  For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year.

(9)	Total store square footage includes retail selling, storage and back office space at the end of the fiscal year.
(10)

Average square footage per store is calculated based on the total store square footage at the end of the fiscal year, including retail selling, storage and back office space, of all stores open at the end of the fiscal year.

(11)

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

Fiscal 2019—A Review of This Past Year

In fiscal 2019 we drove continued strong sales results and have now recorded positive comparable sales gains for 14 consecutive quarters. Fiscal 2019 sales were marked by a strong emerging skate hard goods trend, continued momentum in the footwear category and strength within our accessories category, all complimented by our unique brand experience. Our focus as always remains centered on the customer; including again launching over 100 new brands during fiscal 2019 and in each of the preceding 6 years to provide diversity to our customers. Consistently providing our customers with new choices and uniqueness in our product offering is essential to our success and provides us with growth drivers for the future. The full year comparable sales for fiscal 2019 increased 4.9% on top of comparable sales growth of 5.6% in fiscal 2018 and 5.9% in fiscal 2017. Total net sales growth for the year was 5.7%.  Operating margins increased 210 basis points from the prior year due primarily to leverage of our store operating expenses, store occupancy cost leverage, leverage of distribution and logistics costs, improvements in shrink and inventory management and modest product margin improvements. We added 6 new stores in North America in fiscal 2019, up from 5 new stores added in fiscal 2018. During fiscal 2019 we also added 7 new Blue Tomato stores in Europe and 3 new Fast Times store in Australia and continue to have meaningful expansion opportunities in these areas.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms. We have made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer, which we believe is critical for our long-term financial performance. We are continuing to deliver our online orders in North America from our stores, which has provided significant improvements in the speed of delivery to our customers and the overall experience. Internationally we are driving localized fulfillment and are in various stages of roll-out in different countries.  In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2019 compared to fiscal 2018. Fiscal 2019 results include $2.0 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate.

	Fiscal 2019 (1)	Fiscal 2018	% Change
Net sales (in thousands)	$1,034,129	$978,617	5.7%
Operating profit (in thousands)	$85,807	$61,078	40.5%
Operating margin	8.3%	6.2%
Diluted earnings per share	$2.62	$1.79	46.4%

(1)

The increase in net sales was driven primarily by a 4.9% comparable sales increase and the net addition of 11 stores (16 new stores offset by 5 store closures). The increase in comparable sales was driven by an increase in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and average unit retail.

Fiscal 2020—A Look At the Upcoming Year

We are entering 2020 with strong momentum and 14 consecutive quarters of positive comparable sales growth behind us. While apparel trends slowed in 2019, the void was replaced with a robust skate hard goods cycle, of which Zumiez is well positioned to take full advantage moving forward.  The trends of 2019 highlighted the inherent strength in diversity of our product offering to carry us through trend cycles as customer preferences change. In 2020, our focus will be on continued execution of our core culture and brand strategies as well as strategic investments centered on long-term quality growth. These investments will be largely focused on enhancing the customer experience while increasing market share and creating operational efficiencies to drive operating margin expansion. As we are within our range for targeted store count in North America, we expect that store count will be roughly flat in the region. In Europe and Australia, however, we continue to believe we have growth opportunities and we are planning 12 new stores in fiscal 2020, up from 10 in 2019.

In fiscal 2020, considering our anticipated growth rate, we expect that we will be able to grow operating margins primarily tied to the leveraging of our fixed costs and expense initiatives across the organization. We anticipate inventory levels per square foot will grow roughly in-line with sales growth. Excluding any potential share buy-backs under the currently authorized program, we expect cash, short-term investments and working capital to increase, and do not anticipate any new long-term borrowings during the year. Long-term, we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

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

Results of Operations

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.6%	65.7%	66.6%
Gross profit	35.4%	34.3%	33.4%
Selling, general and administrative expenses	27.1%	28.1%	28.2%
Operating profit	8.3%	6.2%	5.2%
Interest and other income (expense), net	0.5%	0.2%	0.0%
Earnings before income taxes	8.8%	6.4%	5.2%
Provision for income taxes	2.3%	1.8%	2.3%
Net income	6.5%	4.6%	2.9%

Fiscal 2019 Results Compared With Fiscal 2018

Net Sales

Net sales were $1,034.1 million for fiscal 2019 compared to $978.6 million for fiscal 2018, an increase of $55.5 million or 5.7%.  The increase reflected a $47.2 million increase due to comparable sales and a $10.8 million increase due to the net addition of 11 stores (made up of 6 new stores in North America, 7 new stores in Europe, and 3 new stores in Australia offset by 5 store closures).  By region, North America sales increased $44.9 million or 5.2% and other international sales increased $10.6 million or 9.7% during fiscal 2019 compared to fiscal 2018. Net sales for the year ended February 1, 2020 included $6.4 million decrease due to the change in foreign exchange rates, which consisted of $0.7 million in Canada, $5.1 million in Europe and $0.6 million in Australia

The 4.9% increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail and units per transaction.  Comparable sales were primarily driven by an increase in hardgoods followed by footwear, and accessories partially offset by decreases in women’s and men’s clothing. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $366.6 million for fiscal 2019 compared to $335.9 million for fiscal 2018, an increase of $30.7 million, or 9.1%.  As a percentage of net sales, gross profit increased 110 basis points in fiscal 2019 to 35.4%.  The increase was primarily driven by 40 basis points of leverage in our store occupancy costs, 30 basis points due to improved inventory management and lower inventory shrinkage, 30 basis points related to distribution center, fulfillment and shipping, and 10 basis points due to higher product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $280.8 million for fiscal 2019 compared to $274.9 million for fiscal 2018, an increase of $5.9 million, or 2.1%.  SG&A expenses as a percent of net sales decreased 100 basis points in fiscal 2019 to 27.1%.  The decrease was primarily driven by 80 basis points impact of leverage in our store costs and 20 basis points in impairment on fixed assets.

Net Income

Net income for fiscal 2019 was $66.9 million, or $2.62 per diluted share, compared with net income of $45.2 million, or $1.79 per diluted share, for fiscal 2018.  Our effective income tax rate for fiscal 2019 was 26.5% compared to 27.5% for fiscal 2018. The decrease in the effective tax rate for fiscal 2019 compared to fiscal 2018 was primarily related to a reduction in net losses in certain jurisdictions where there is uncertainty as to the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

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

	Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$212,928	$228,425	$264,022	$328,754
Gross profit	$66,464	$77,196	$94,576	$128,327
Operating profit	$968	$11,673	$24,310	$48,856
Net income	$793	$9,025	$19,179	$37,884
Basic earnings per share	$0.03	$0.36	$0.76	$1.50
Diluted earnings per share	$0.03	$0.36	$0.75	$1.48
Number of stores open at the end of the period	707	710	718	718
Comparable sales increase	3.3%	3.6%	5.5%	6.4%

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$206,287	$218,971	$248,795	$304,564
Gross profit	$62,587	$72,535	$86,873	$113,941
Operating (loss) profit	$(1,709)	$6,698	$18,394	$37,695
Net (loss) income	$(2,607)	$4,377	$13,823	$29,612
Basic (loss) earnings per share	$(0.10)	$0.18	$0.55	$1.19
Diluted (loss) earnings per share	$(0.10)	$0.17	$0.55	$1.18
Number of stores open at the end of the period	700	703	703	707
Comparable sales increase	8.3%	6.3%	4.8%	3.9%

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

At February 1, 2020 and February 2, 2019, cash, cash equivalents and current marketable securities were $251.2 million and $165.3 million.  Working capital, the excess of current assets over current liabilities, was $252.9 million at the end of fiscal 2019, an increase of 8.0% from $234.1 million at the end of fiscal 2018.  The increase in cash, cash equivalents and current marketable securities in fiscal 2019 was due primarily to cash provided by operating activities of $105.6 million, partially offset by $18.8 million of capital expenditures primarily related to the opening of 16 new stores and 17 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Total cash provided by (used in)
Operating activities	$105,642	$65,406	$65,524
Investing activities	(102,931)	(36,398)	(63,970)
Financing activities	2,010	120	1,273
Effect of exchange rate changes on cash and cash equivalents	(429)	(660)	977
Increase in cash and cash equivalents	$4,292	$28,468	$3,804

Operating Activities

Net cash provided by operating activities increased by $40.2 million in fiscal 2019 to $105.6 million from $65.4 million in fiscal 2018. Net cash provided by operating activities decreased by $0.1 million in fiscal 2018 to $65.4 million from $65.5 million in fiscal 2017. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $102.9 million in fiscal 2019 related to $18.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $84.1 million in net purchases of marketable securities. Net cash used in investing activities was $36.4 million in fiscal 2018 related to $21.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $15.4 million in net purchases of marketable securities.  Net cash used in investing activities was $64.0 million in fiscal 2017 related to $39.9 million in net purchases of marketable securities and $24.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities in fiscal 2019 was $2.0 million related to $2.3 million in proceeds from issuance of stock-based awards partially offset by $0.3 million in payments on tax withholding obligation upon vesting of restricted stock. Net cash provided by financing activities in fiscal 2018 was $0.1 million related to $0.9 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock and $0.5 million of net payments on revolving credit facilities. Net cash provided by financing activities in fiscal 2017 was $1.3 million related to $0.8 million of net proceeds on revolving credit facilities and $0.7 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock.

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

As of February 1, 2020, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 1, 2020.

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

During fiscal 2019, we spent $18.8 million on capital expenditures, which consisted of $13.7 million of costs related to investment in 16 new stores and 17 remodeled or relocated stores, $1.2 million associated with improvements to our websites and the Customer Engagement Suite and $3.9 million in other improvements.

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

In fiscal 2020, we expect to spend approximately $18 million to $20 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 20 new stores we plan to open in fiscal 2020 and remodels or relocations of existing stores, as well as improvements to our websites and the Customer Engagement Suite.  There can be no assurance that the number of stores that we actually open in fiscal 2020 will not be different from the number of stores we plan to open, or that actual fiscal 2020 capital expenditures will not differ from this expected amount.

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

A 10% decrease in the sales price of our inventory at February 1, 2020 would have decreased net income by $0.1 million in fiscal 2019.

A 10% increase in actual physical inventory shrinkage rate at February 1, 2020 would have decreased net income by $0.3 million in fiscal 2019.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable.

Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the asset to the asset carrying value.  The fair value of the asset is based on the future discounted cash flow of current market rents that we could receive as sublease income.

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

Right-of-use Assets and Lease Liabilities

We determine if a contract contains a lease at inception. Our material operating leases consist of retail store locations and office space.  We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

Operating leases are included in “operating lease right-of-use assets,” “operating lease liabilities” and “long-term operating lease liabilities” on our Consolidated Balance Sheet. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, net of lease incentives received and initial direct costs paid. Our property leases are generally for an initial period of 5-10 years with some of our international leases are structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement our lease liabilities and right-of-use assets.

Refer to the disclosures provided in Part IV, Item 15, Note 2 and Note 10 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

Significant judgment is required in determining our incremental borrowing rate and the expected lease term, both of which impact the determination of lease classification and the present value of lease payments. Generally, our lease contracts do not provide a readily determinable implicit rate and, therefore, we use an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimated incremental borrowing rate reflects considerations such as market rates for our outstanding collateralized debt and interpolations of rates for leases with terms that differ from our outstanding debt.

Our lease terms include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which is generally through an initial period of 10 years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate right-of-use assets and lease liabilities. Given the significant operating lease assets and liabilities recorded, changes in the estimates made by management or the underlying assumptions could have a material impact on our consolidated financial statements.

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

A 10% increase in our sales return reserve at February 1, 2020 would have decreased net income by $0.3 million in fiscal 2019.

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

At February 1, 2020 and February 2, 2019, we had valuation allowances on our deferred tax assets of $6.8 million and $5.2 million, respectively.  Significant changes in performance or estimated taxable income may result in a change to our valuation allowance.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded.  As of November 3, 2019, the most recent impairment assessment date, the estimated fair value of our Blue Tomato reporting unit exceeded the carrying value by 24.8%.  As of February 1, 2020, the Blue Tomato reporting unit had $41.7 million of goodwill. The remaining reporting units had a fair value substantially in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2019.  The following table summarizes the total amount of future payments due under our contractual obligations at February 1, 2020 (in thousands):

			Fiscal 2021 and	Fiscal 2023 and
	Total	Fiscal 2020	Fiscal 2022	Fiscal 2024	Thereafter
Operating lease obligations (1)	$381,299	$72,077	$136,422	$99,669	$73,131
Purchase obligations (2)	212,466	212,466	—	—	—
Total	$593,765	$284,543	$136,422	$99,669	$73,131

(1)

Amounts do not include contingent rent, common area maintenance charges and other non-lease component obligations.  See Note 10, “Leases,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of the Form 10-K, for additional information related to our operating leases.

(2)

We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At February 1, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2019, our net income would have decreased by $0.3 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.  At February 1, 2020, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar, including the Canadian dollar, Euro, Australian dollar and Swiss franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2019 our net income would have decreased or increased by $0.4 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 1, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. We adopted ASC 842 as of February 3, 2019. As a result, we made significant changes to internal controls over financial reporting, including changes to accounting policies and procedures related to accounting for lease right-of-use assets and lease liabilities, additional controls related to our new lease accounting software, and additional controls over the evaluation of significant judgments and assumptions. Other than the changes resulting from ASC 842, there has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the year ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2020 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Zumiez Inc. as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

March 16, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 1, 2020 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2019 and 2018” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 1, 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of February 3, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

March 16, 2020

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1, 2020	February 2, 2019
Assets
Current assets
Cash and cash equivalents	$52,428	$52,422
Marketable securities	198,768	112,912
Receivables	16,841	17,776
Inventories	135,095	129,268
Prepaid expenses and other current assets	9,456	14,797
Total current assets	412,588	327,175
Fixed assets, net	113,051	120,503
Operating lease right-of-use assets	301,784	—
Goodwill	57,099	58,813
Intangible assets, net	14,564	15,260
Deferred tax assets, net	6,303	5,259
Other long-term assets	8,869	7,180
Total long-term assets	501,670	207,015
Total assets	$914,258	$534,190

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$47,787	$35,293
Accrued payroll and payroll taxes	23,653	21,015
Income taxes payable	4,686	5,817
Deferred rent and tenant allowances	—	7,489
Operating lease liabilities	61,800	—
Other liabilities	21,784	23,494
Total current liabilities	159,710	93,108
Long-term deferred rent and tenant allowances	—	37,076
Long-term operating lease liabilities	284,717	—
Other long-term liabilities	3,745	3,550
Total long-term liabilities	288,462	40,626
Total liabilities	448,172	133,734
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,828 shares issued and outstanding at February 1, 2020 and 25,521 shares issued and outstanding at February 2, 2019	161,458	153,066
Accumulated other comprehensive loss	(12,591)	(9,224)
Retained earnings	317,219	256,614
Total shareholders’ equity	466,086	400,456
Total liabilities and shareholders’ equity	$914,258	$534,190

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net sales	$1,034,129	978,617	$927,401
Cost of goods sold	667,566	642,681	617,527
Gross profit	366,563	335,936	309,874
Selling, general and administrative expenses	280,756	274,858	261,114
Operating profit	85,807	61,078	48,760
Interest income, net	3,654	1,692	495
Other income (expense), net	1,532	(440)	(852)
Earnings before income taxes	90,993	62,330	48,403
Provision for income taxes	24,112	17,125	21,601
Net income	$66,881	45,205	26,802
Basic earnings per share	$2.65	$1.81	$1.09
Diluted earnings per share	$2.62	$1.79	$1.08
Weighted average shares used in computation of earnings per share:
Basic	25,200	24,936	24,679
Diluted	25,535	25,212	24,878

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$66,881	$45,205	$26,802
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(4,426)	(9,379)	16,583
Net change in unrealized gain (loss) on available-for-sale debt securities	1,059	120	(60)
Other comprehensive (loss) income, net	(3,367)	(9,259)	16,523
Comprehensive income	$63,514	$35,946	$43,325

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 28, 2017	24,945	$140,984	$(16,488)	$182,555	$307,051
Net income	—	—	—	26,802	26,802
Other comprehensive income, net	—	—	16,523	—	16,523
Issuance and exercise of stock-based awards	304	507	—	—	507
Stock-based compensation expense	—	5,032	—	—	5,032
Balance at February 3, 2018	25,249	146,523	35	209,357	355,915
Net income	—	—	—	45,205	45,205
Other comprehensive loss, net	—	—	(9,259)	—	(9,259)
Issuance and exercise of stock-based awards	272	672	—	—	672
Stock-based compensation expense	—	5,871	—	—	5,871
Cumulative effect of accounting change under ASC 606	—	-	—	2,052	2,052
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—		66,881	66,881
Other comprehensive loss, net	—	—	(3,367)	—	(3,367)
Issuance and exercise of stock-based awards	307	2,010	—	—	2,010
Stock-based compensation expense	—	6,382	—	—	6,382
Cumulative effect of accounting change under ASC 842 (Note 2)	—	—	—	(6,276)	(6,276)
Balance at February 1, 2020	$25,828	$161,458	$(12,591)	$317,219	$466,086

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cash flows from operating activities:
Net income	$66,881	$45,205	$26,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	25,449	27,316	27,288
Noncash lease expense	58,223	—	—
Deferred taxes	899	(1,809)	3,282
Stock-based compensation expense	6,382	5,871	5,032
Other	(441)	2,326	2,344
Changes in operating assets and liabilities:
Receivables	3,396	(2,002)	(3,216)
Inventories	(6,825)	(6,222)	(14,848)
Prepaid expenses and other assets	433	(648)	(950)
Trade accounts payable	12,756	(2,374)	11,584
Accrued payroll and payroll taxes	2,735	628	5,359
Income taxes payable	(1,127)	780	3,575
Deferred rent and tenant allowances	—	(2,420)	(2,494)
Operating lease liabilities	(62,217)	—	—
Other liabilities	(902)	(1,245)	1,766
Net cash provided by operating activities	105,642	65,406	65,524
Cash flows from investing activities:
Additions to fixed assets	(18,818)	(21,028)	(24,062)
Purchases of marketable securities and other investments	(236,838)	(148,646)	(129,036)
Sales and maturities of marketable securities and other investments	152,725	133,276	89,128
Net cash used in investing activities	(102,931)	(36,398)	(63,970)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	34,629	21,466
Payments on revolving credit facilities	—	(35,181)	(20,700)
Proceeds from issuance and exercise of stock-based awards	2,332	899	698
Payments for tax withholdings on equity awards	(322)	(227)	(191)
Net cash provided by financing activities	2,010	120	1,273
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(429)	(660)	977
Net increase in cash, cash equivalents, and restricted cash	4,292	28,468	3,804
Cash, cash equivalents, and restricted cash, beginning of period	54,271	25,803	21,999
Cash, cash equivalents, and restricted cash, end of period	$58,563	$54,271	$25,803
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$24,138	$18,345	$14,851
Accrual for purchases of fixed assets	1,152	1,805	1,300

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a global leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles.  At February 1, 2020, we operated 718 stores; 607 in the United States (“U.S.”), 52 in Canada, 48 in Europe and 11 in Australia.  We operate under the names Zumiez, Blue Tomato and Fast Times.  Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended February 1, 2020 and February 2, 2019 were 52-week periods. The fiscal year ended February 3, 2018 was a 53-week period.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

Reclassification—Certain prior period restricted cash amounts have been reclassified to be consistent with current year presentation within our consolidated statement of cash flows.

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

Restricted Cash— Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other long-term assets on our consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$52,428	$52,422	$24,041
Restricted cash included in other long-term assets	6,135	1,849	1,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$58,563	$54,271	$25,803

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods.  The inventory reserve includes inventory whose net realizable value is below cost and an estimate for inventory shrinkage.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses at February 1, 2020 and February 2, 2019 in the amounts of $4.4 million and $4.6 million.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 1, 2020 and February 2, 2019 is $3.1 million and $3.0 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

Leases – We determine at inception if a contract is or contains a lease. The lease classification is determined at the commencement date in which a majority of our contracts are operating leases for retail store locations.  We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.  Upon modification of a contract, we reassess if a contract is or contains a lease.  For contracts that contain both lease and non-lease components, such as common area maintenance, we allocate the consideration to the components based on the relative standalone price.  At the commencement date of a lease, we recognize (1) a right-of-use asset representing our right to use the underlying asset during the lease term and (2) a lease liability for the present value of the lease payments not yet made.

The lease term includes the options to extend the lease, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively.  The majority of our store operating leases include ongoing co-tenancy requirements or early termination option that reduce lease payments, permit lease termination, or both, in the event that co-tenants cease to operate for specific periods or if stated sales levels are not met in specific periods. As the rate implicit in the lease is not readily determinable for our leases, we discount our lease payments using our incremental borrowing rate. Our incremental borrowing rate is based on information available at commencement date and represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The right-of-use asset is measured at the present value of fixed lease payments not yet made with adjustments for initial direct costs, lease prepayments and lease incentives received. The right-of-use asset is reduced over time by the recognition of straight-line expense less the accretion of the lease liability under the effective interest method. The lease liability is measured at the present value of fixed lease payments not yet made.  We evaluate the carrying value of right-of-use assets for indicators of impairment and perform an analysis of the recoverability of the related asset group. If the carrying value of the asset group is determined to be in excess of the estimated fair value, we record an impairment loss in our consolidated statements of income.  Additionally, we review the carrying value of the right-of-use assets for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable, require reassessment of the leases, and remeasurement if needed.

Our store operating leases may include fixed minimum lease payments, as contractually stated in the lease agreement or variable lease payments, which are generally based on a percentage of the store’s net sales in excess of a specified threshold or are dependent on changes in an index. Operating lease expense relating to fixed lease payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred.  Operating lease expense is recorded in the cost of goods sold expenses on the consolidated statements of income.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at February 1, 2020 and February 2, 2019 was $3.1 million and $3.3 million, respectively.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $4.3 million at both February 1, 2020 and February 2, 2019. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, we recorded net sales related to gift card breakage income of $1.7 million, $1.5 million and $1.1 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  The deferred revenue related to our customer loyalty program at February 1, 2020 and February 2, 2019 was $0.7 million and $2.1 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $11.3 million, $12.2 million and $10.8 million for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not be realized.  The valuation allowance on our deferred tax assets was $6.8 million at February 1, 2020 and $5.2 million at February 2, 2019.

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

Recent Accounting Standards— In December 2019, the Financial Accounting Standards Board (“FASB”) issued an update simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We expect to early adopt this update for the fiscal year, and interim periods, beginning February 2, 2020. We do not expect this update to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new standard over customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The standard requires implementation costs incurred in a hosting arrangement that is a service contract be accounted for in accordance with ASC 350-40.  The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We adopted this standard prospectively for the fiscal year beginning February 3, 2019 and the impact on our consolidated financial statements was not material.

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

In February 2016, the FASB issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations in Topic 842 (“ASC 842”).  The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  In July 2018, the FASB issued an update that allows companies an optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings recorded at the beginning of the period of adoption.  The new standard was effective for the fiscal year beginning after December 15, 2018.

We adopted this standard for the fiscal year beginning February 3, 2019, using the optional transition method.  We elected the package of practical expedients available upon adoption that allows us (1) to not reassess whether expired or existing contracts contain leases, (2) to not reassess lease classification for existing leases, and (3) to not reassess initial direct costs for existing leases.  Comparative financial information for prior periods have not been restated and continues to be reported under Topic 840, the leasing standard in effect for those periods.

The adoption of this standard resulted in a material change to our consolidated balance sheet, primarily related to the (1) recognition of $297.3 million of operating lease right-of-use assets and $342.7 million of operating lease liabilities, (2) de-recognition of $44.6 million of deferred rent and tenant allowances, and (3) a cumulative adjustment to retained earnings of $6.3 million related to impairment of operating lease right-of-use assets that were impaired upon adoption of this standard. This standard did not have a material impact on our consolidated statement of income or cash flows. See Note 10, “Leases” for additional information regarding leases.

The following table summarizes the changes made to our consolidated balance sheet at February 3, 2019 (in thousands):

	As Reported February 2, 2019	Adjustment for ASC 842	As Adjusted February 3, 2019
Assets
Prepaid expenses and other current assets	$14,797	$(5,739)	$9,058
Operating lease right-of-use assets	—	297,326	297,326
Deferred tax assets, net	5,259	2,345	7,604
Other long-term assets	7,180	(2,094)	5,086

Liabilities
Deferred rent and tenant allowances	7,489	(7,489)	—
Operating lease liabilities	—	52,958	52,958
Long-term deferred rent and tenant allowances	37,076	(37,076)	—
Long-term operating lease liabilities	—	289,721	289,721

Equity
Retained Earnings	256,614	(6,276)	250,338

3. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
United States	$855,906	$814,153	$774,193
Canada	58,350	55,184	53,569
Europe	109,401	101,149	91,729
Australia	10,472	8,131	7,910
Net sales	$1,034,129	$978,617	$927,401

Net sales for the year ended February 1, 2020 included $6.4 million decrease due to the change in foreign exchange rates, which consisted of $0.7 million in Canada, $5.1 million in Europe and $0.6 million in Australia.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$34,233	$—	$—	$34,233
Money market funds	9,850	—	—	9,850
Corporate debt securities	8,345	—	—	8,345
Total cash and cash equivalents	52,428	—	—	52,428
Marketable securities:
U.S. treasury and government agency securities	25,452	142	(2)	25,592
Corporate debt securities	148,608	1,121	—	149,729
State and local government securities	22,310	207	—	22,517
Variable-rate demand notes	930	—	—	930
Total marketable securities	$197,300	$1,470	$(2)	$198,768

	February 2, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$26,336	$—	$—	$26,336
Money market funds	3,689	—	—	3,689
Corporate debt securities	22,397			22,397
Total cash and cash equivalents	52,422	—	—	52,422
Marketable securities:
U.S. treasury and government agency securities	4,326	2	-	4,328
Corporate debt securities	55,122	98	(8)	55,212
State and local government securities	51,462	13	(43)	51,432
Variable-rate demand notes	1,940	—	—	1,940
Total marketable securities	$112,850	$113	$(51)	$112,912

All of our available-for-sale debt securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 1, 2020
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$567	$(2)	$—	$—	$567	$(2)
Corporate debt securities	$—	$—	$—	$—	$—	$—
State and local government securities	$—	$—	$—	$—	$—	$—
Total marketable securities	$567	$(2)	$—	$—	$567	$(2)

	February 2, 2019
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	$14,523	$(8)	$—	$—	$14,523	$(8)
State and local government securities	26,986	(20)	9,548	(23)	36,534	(43)
Total marketable securities	$41,509	$(28)	$9,548	$(23)	$51,057	$(51)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

5. Receivables

Receivables consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Credit cards receivable	$10,810	$10,813
Vendor receivable	2,637	3,065
Insurance receivable	-	1,076
Tenant allowances receivable	1,220	675
Income tax receivable	-	201
Other receivables	2,174	1,946
Receivables	$16,841	$17,776

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Leasehold improvements	$190,778	$186,431
Fixtures	88,056	88,543
Buildings, land and building and land improvements	28,184	28,189
Computer equipment, software, store equipment and other	40,109	35,253
Fixed assets, at cost	347,127	338,416
Less: Accumulated depreciation	(234,076)	(217,913)
Fixed assets, net	$113,051	$120,503

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cost of goods sold	$1,173	$1,284	$985
Selling, general and administrative expenses	23,861	24,844	25,246
Depreciation expense	$25,034	$26,128	$26,231

Impairment of Long-Lived Assets—We recorded $0.2 million, $1.7 million and $1.6 million of impairment of long-lived assets in selling, general and administrative expenses on the consolidated statements of income for the years ended February 1, 2020, February 2, 2019 and February 3, 2018.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of February 3, 2018	$62,912
Effects of foreign currency translation	(4,099)
Balance as of February 2, 2019	58,813
Effects of foreign currency translation	(1,714)
Balance as of February 1, 2020	$57,099

There was no impairment of goodwill for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 1, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,500	$—	$14,500
Intangible assets subject to amortization:
Developed technology	3,315	3,315	—
Customer relationships	2,456	2,456	—
Non-compete agreements	201	137	64
Total intangible assets	$20,472	$5,908	$14,564

	February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$15,147	$—	$15,147
Intangible assets subject to amortization:
Developed technology	3,437	3,437	—
Customer relationships	2,546	2,546	—
Non-compete agreements	218	105	113
Total intangible assets	$21,348	$6,088	$15,260

There was no impairment of intangible assets for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

Amortization expense of intangible assets for each of the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 was $0.1 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Accrued indirect taxes	$6,637	$6,373
Accrued payables	4,886	5,626
Unredeemed gift cards	4,347	4,279
Allowance for sales returns	3,100	3,304
Deferred revenue	728	2,167
Other current liabilities	2,086	1,745
Other liabilities	$21,784	$23,494

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

There were no borrowings outstanding under the credit facility at February 1, 2020 or February 2, 2019.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at February 1, 2020 or February 2, 2019.

10. Leases

At February 1, 2020, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At February 1, 2020, the weighted-average of the remaining lease term was 5.9 years and the weighted-average operating lease discount rate was 3.3%.

The following table presents components of lease expense (in thousands):

Year Ended
February 1, 2020
Operating lease expense	$70,070
Variable lease expense	5,836
Total lease expense (1)	$75,906
(1)	Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(62,217)
Right-of-use assets obtained in exchange for new operating lease liabilities	64,870

At February 1, 2020, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2020	$72,077
Fiscal 2021	72,456
Fiscal 2022	63,966
Fiscal 2023	53,655
Fiscal 2024	46,014
Thereafter	73,131
Total minimum lease payments	381,299
Less: interest	(34,782)
Present value of lease obligations	346,517
Less: current portion	(61,800)
Long-term lease obligations (2)	$284,717

(2)	Amounts in the table does not include contingent rent, common area maintenance charges and other non-lease components.

At February 1, 2020, we have excluded from the table above operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2020 and is immaterial to the Company.

For the fiscal years ended February 2, 2019 and February 3, 2018, the Company’s total rent expense in accordance with our historical accounting policies under Topic 840 is as follows (in thousands):

Year Ended
February 2, 2019
Minimum rent expense	$79,761
Contingent rent expense	3,901
Total lease expense (3)	$83,662
(3)	Amounts in the table does not include real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

At February 2, 2019, the Company’s future minimum lease payments in accordance with our historical accounting policies under Topic 840 were as follows (in thousands):

Fiscal 2019	$69,293
Fiscal 2020	66,364
Fiscal 2021	60,962
Fiscal 2022	55,155
Fiscal 2023	45,503
Thereafter	94,024
Total minimum lease payments (4)	$391,301
(4)	Amounts in the table does not include contingent rent and real estate taxes, insurance, common area maintenance charges and other executory costs obligations.

11. Commitments and Contingencies

Purchase Commitments—At February 1, 2020 and February 2, 2019, we had outstanding purchase orders to acquire merchandise from vendors of $212.5 million and $216.6 million, respectively.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016. Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion. However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed in June 2018 and the plaintiff’s answering appellate brief was filed in August 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed in September 2018 and oral arguments were completed in February 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve for fiscal years ended February 1, 2020 and February 2, 2019 was $1.9 million and $2.1 million, respectively.

12. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,850	$—	$—
Corporate debt securities	—	8,345	—
Marketable securities:
Treasury and agency securities	—	25,592	—
Corporate debt securities	—	149,729	—
State and local government securities	—	22,517	—
Variable-rate demand notes	—	930	—
Long-term other assets:
Money market funds	1,711	—	—
Total	$11,561	$207,113	$—

	February 2, 2019
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,689	$—	$—
Corporate debt securities	22,397	—	—
Marketable securities:
Treasury and agency securities	—	4,328
Corporate debt securities	—	55,212
State and local government securities	—	51,432	—
Variable-rate demand notes	—	1,940	—
Long-term other assets:
Money market funds	1,404	—	—
Total	$27,490	$112,912	$—

The Level 2 marketable securities primarily include U.S treasury and government agency securities, corporate debt securities, state and local municipal securities, and variable-rate demand notes.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.  We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.  We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

Assets measured at fair value on a nonrecurring basis include items such as long-lived assets resulting from impairment, if deemed necessary.  There were no material assets measured at fair value on a nonrecurring basis for the fiscal years ended February 1, 2020 and February 2, 2019.

13. Stockholders’ Equity

Share Repurchase—In December 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

Accumulated Other Comprehensive (Loss) Income—The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive income (loss)
Balance at January 28, 2017	$(16,474)	$(14)	$(16,488)
Other comprehensive income, net (1)	16,583	(60)	16,523
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive loss, net (1)	(9,379)	120	(9,259)
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(4,426)	1,059	(3,367)
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)

(1)

Other comprehensive (loss) income before reclassifications is $1.7 million, net of taxes for net unrealized gains (losses) on available-for-sale investments and $0.6 million, net of taxes for net unrealized gains (losses) reclassified from accumulated other comprehensive (loss) income for the fiscal year ended February 1, 2020. Other comprehensive (loss) income before reclassifications is net of taxes less than $0.1 million for the fiscal years ended February 2, 2019 and February 3, 2018 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive (loss) income.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

14. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cost of goods sold	$1,265	$1,130	$1,001
Selling, general and administrative expenses	5,117	4,741	4,031
Total stock-based compensation expense	$6,382	$5,871	$5,032

At February 1, 2020, there was $8.10 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.2 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2017	442	$23.05
Granted	290	$17.20
Vested	(183)	$22.67
Forfeited	(25)	$19.56
Outstanding at February 3, 2018	524	$20.11
Granted	262	$23.94
Vested	(217)	$20.85
Forfeited	(25)	$20.70
Outstanding at February 2, 2019	544	$21.63
Granted	245	$24.82
Vested	(218)	$22.17
Forfeited	(30)	$22.30
Outstanding at February 1, 2020	541	$22.82	$16,876

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Vest date fair value of restricted stock vested	$5,339	$4,627	$3,116

Stock Options—We had 0.3 million stock options outstanding at February 1, 2020 with a grant date weighted average exercise price of $23.38.  We had 0.3 million stock options outstanding at February 2, 2019 with a grant date weighted average exercise price of $23.06 and 0.3 million stock options outstanding at February 3, 2018 with a grant date weighted average exercise price of $22.82.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

15. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
United States	$93,737	$68,276	$54,397
Foreign	(2,744)	(5,946)	(5,994)
Total earnings before income taxes	$90,993	$62,330	$48,403

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Current:
Federal	$17,634	$14,374	$14,514
State and local	4,376	3,481	2,477
Foreign	1,220	1,079	1,328
Total current	23,230	18,934	18,319
Deferred:
Federal	241	(1,186)	2,598
State and local	277	(443)	237
Foreign	364	(180)	447
Total deferred	882	(1,809)	3,282
Provision for income taxes	$24,112	$17,125	$21,601

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
U.S. federal statutory tax rate	21.0%	21.0%	33.7%
State and local income taxes, net of federal effect	4.0	4.1	3.9
Change in valuation allowance	2.1	3.0	7.0
Foreign earnings, net	(0.2)	(0.3)	0.6
Other	(0.4)	(0.3)	(0.6)
Effective tax rate	26.5%	27.5%	44.6%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, a significant modification of existing U.S. federal tax legislation, was enacted which reduced our U.S. federal tax rate from 35.0% to 21.0%, effective January 1, 2018. The statutory tax rate for fiscal 2019 and fiscal 2018 reflects the change in tax rate.

The components of deferred income taxes are (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Deferred rent	$—	$11,037
Lease Liability	$69,857	$—
Net operating losses	13,074	11,480
Employee benefits, including stock-based compensation	2,315	2,050
Accrued liabilities	1,288	1,341
Inventory	1,111	1,148
Other	1,151	1,130
Total deferred tax assets	88,796	28,186
Deferred tax liabilities:
Property and equipment	(7,315)	(8,328)
Right of Use Asset	(58,068)	—
Goodwill and other intangibles	(9,352)	(8,706)
Other	(930)	(708)
Total deferred tax liabilities	(75,665)	(17,742)
Net valuation allowances	(6,828)	(5,185)
Net deferred tax assets	$6,303	$5,259

At February 1, 2020 and February 2, 2019, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $53.2 million and $46.1 million, respectively. The tax-effected foreign net operating loss carryovers were $13.1 million and $11.5 million at February 1, 2020 and February 2, 2019, respectively.  The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At February 1, 2020 and February 2, 2019, we had valuation allowances on our deferred tax assets of $6.8 million and $5.2 million, respectively, due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

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

16. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$66,881	$45,205	$26,802
Weighted average common shares for basic earnings per share	25,200	24,936	24,679
Dilutive effect of stock options and restricted stock	335	276	199
Weighted average common shares for diluted earnings per share	25,535	25,212	24,878
Basic earnings per share	$2.65	$1.81	$1.09
Diluted earnings per share	$2.62	$1.79	$1.08

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share was less than 0.1 million for fiscal year ended February 1, 2020, and 0.1 million and 0.3 million for the fiscal years ended February 2, 2019 and February 3, 2018, respectively.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $1.3 million, $0.9 million and $0.8 million for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.  We have accrued charitable contributions payable to the Zumiez Foundation of $1.2 million and $0.8 million at February 1, 2020 and February 2, 2019, respectively.

18. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Men's Apparel	39%	41%	41%
Footwear	18%	17%	16%
Accessories	17%	17%	18%
Women's Apparel	13%	14%	14%
Hardgoods	13%	11%	11%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales (1):
United States	$855,906	$814,153	$774,193
Foreign	178,223	164,464	153,208
Total net sales	$1,034,129	$978,617	$927,401

	February 1, 2020	February 2, 2019
Long-lived assets:
United States	$91,574	$100,509
Foreign	30,346	27,174
Total long-lived assets	$121,920	$127,683

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 1, 2020 and February 2, 2019; (ii) Consolidated Statements of Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 16, 2020
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 16, 2020
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 16, 2020	/S/ JAMES M. WEBER	March 16, 2020
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		James M. Weber, Director

/S/ MATTHEW L. HYDE	March 16, 2020	/S/ SARAH G. MCCOY	March 16, 2020
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 16, 2020	/S/TRAVIS D. SMITH	March 16, 2020
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 16, 2020	/S/ SCOTT A. BAILEY	March 16, 2020
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director

/S/ LIIIANA GIL VALLETTA	March 16, 2020
Signature	Date
Liliana Gil Valletta, Director