Form 10-Q
period 2020-05-02
Zumiez Inc
filed 2020-06-08
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2020

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

At June 1, 2020, there were 25,430,813 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2020	February 1, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$63,731	$52,428
Marketable securities	153,494	198,768
Receivables	16,837	16,841
Inventories	136,354	135,095
Prepaid expenses and other current assets	5,179	9,456
Total current assets	375,595	412,588
Fixed assets, net	109,573	113,051
Operating lease right-of-use assets	285,416	301,784
Goodwill	56,706	57,099
Intangible assets, net	14,366	14,564
Deferred tax assets, net	11,206	6,303
Other long-term assets	8,571	8,869
Total long-term assets	485,838	501,670
Total assets	$861,433	$914,258

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$49,497	$47,787
Accrued payroll and payroll taxes	13,173	23,653
Income taxes payable	4,430	4,686
Operating lease liabilities	70,584	61,800
Other liabilities	19,197	21,784
Total current liabilities	156,881	159,710
Long-term operating lease liabilities	269,608	284,717
Other long-term liabilities	3,790	3,745
Total long-term liabilities	273,398	288,462
Total liabilities	430,279	448,172
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,431 shares issued and outstanding at May 2, 2020 and 25,828 shares issued and outstanding at February 1, 2020	163,349	161,458
Accumulated other comprehensive loss	(14,896)	(12,591)
Retained earnings	282,701	317,219
Total shareholders’ equity	431,154	466,086
Total liabilities and shareholders’ equity	$861,433	$914,258

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales	$137,772	$212,928
Cost of goods sold	114,036	146,464
Gross profit	23,736	66,464
Selling, general and administrative expenses	51,584	65,496
Operating (loss) profit	(27,848)	968
Interest income, net	1,074	852
Other income, net	106	153
(Loss) earnings before income taxes	(26,668)	1,973
Provision for income taxes	(5,567)	1,180
Net (loss) income	$(21,101)	$793
Basic (loss) earnings per share	$(0.84)	$0.03
Diluted (loss) earnings per share	$(0.84)	$0.03
Weighted average shares used in computation of (loss) earnings per share:
Basic	25,040	25,090
Diluted	25,040	25,351

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(21,101)	$793
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(1,961)	(3,035)
Net change in unrealized loss on available-for-sale debt securities	(344)	(16)
Other comprehensive loss, net	(2,305)	(3,051)
Comprehensive loss	$(23,406)	$(2,258)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net loss	—	—	—	(21,101)	(21,101)
Other comprehensive loss, net	—	—	(2,305)	—	(2,305)
Issuance and exercise of stock-based awards	297	335	—	—	335
Stock-based compensation expense	—	1,556	—	—	1,556
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at May 2, 2020	25,431	$163,349	$(14,896)	$282,701	$431,154

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	793	793
Other comprehensive loss, net	—	—	(3,051)	—	(3,051)
Issuance and exercise of stock-based awards	220	345	—	—	345
Stock-based compensation expense	—	1,693	—	—	1,693
Cumulative effect of accounting change under ASC 842	—	—	—	(6,276)	(6,276)
Balance at May 4, 2019	25,741	$155,104	$(12,275)	$251,131	$393,960

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net (loss) income	$(21,101)	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,096	6,263
Noncash lease expense	14,996	13,371
Deferred taxes	(4,856)	1,249
Stock-based compensation expense	1,556	1,693
Impairment of long-lived assets	1,514	123
Other	(173)	101
Changes in operating assets and liabilities:
Receivables	1,918	4,708
Inventories	(2,031)	(7,540)
Prepaid expenses and other assets	4,354	(167)
Trade accounts payable	1,074	19,568
Accrued payroll and payroll taxes	(10,423)	(5,636)
Income taxes payable	(1,078)	(7,104)
Operating lease liabilities	(6,948)	(13,770)
Other liabilities	(2,440)	(3,790)
Net cash (used in) provided by operating activities	(17,542)	9,862
Cash flows from investing activities:
Additions to fixed assets	(2,504)	(3,331)
Purchases of marketable securities and other investments	(9,106)	(33,385)
Sales and maturities of marketable securities and other investments	54,344	39,001
Net cash provided by investing activities	42,734	2,285
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	428	583
Payments for tax withholdings on equity awards	(93)	(238)
Common stock repurchased	(13,417)	—
Net cash (used in) provided by financing activities	(13,082)	345
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(853)	(466)
Net increase in cash, cash equivalents, and restricted cash	11,257	12,026
Cash, cash equivalents, and restricted cash, beginning of period	58,991	54,271
Cash, cash equivalents, and restricted cash, end of period	$70,248	$66,297
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$343	$7,038
Accrual for purchases of fixed assets	1,976	1,583

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At May 2, 2020, we operated 719 stores; 606 in the United States (“U.S.”), 52 in Canada, 49 in Europe, and 12 in Australia. Beginning in mid-March, we experienced global store closures as a result of a novel strain of coronavirus (“COVID-19”) that extended for a significant portion of the three months ended May 2, 2020. As of May 2, 2020, 65 of our stores, which represents 9% of our total count, were open and operating. We are monitoring the evolving circumstances surrounding COVID-19 and will continue to reopen stores as it is safe to do so. We operate under the names Zumiez, Blue Tomato and Fast Times. Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended May 2, 2020 and May 4, 2019 were 13-week periods.

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

The financial data at February 1, 2020 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 1, 2020, and should be read in conjunction with the audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

COVID-19— In December 2019, COVID-19 was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate between March 16, 2020 and March 19, 2020. Changes in our operations due to COVID-19 resulted in material reductions in revenues and operating income during the first fiscal quarter and are expected to have continued negative impacts through the balance of the year.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. Uncertainties in the global economy could impact the financial viability of our suppliers, vendors and other business partners, which could interrupt our supply chain, limit our ability to sell to our consumer and require other changes to our operations. These and other factors could adversely impact our net revenues, operating income and earnings per share financial measures.

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

	February 1, 2020	February 2, 2019
Cash and cash equivalents	$52,428	$52,422
Restricted cash included in other long-term assets	6,563	1,849
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$58,991	$54,271

	May 2, 2020	May 4, 2019
Cash and cash equivalents	$63,731	$60,616
Restricted cash included in other long-term assets	6,517	5,681
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$70,248	$66,297

Restricted cash included in other long-term assets represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Significant Accounting Policies—Our significant accounting policies are detailed in Note 2, “Summary of Significant Accounting Policies” within Part IV Item 15 of the Annual Report on Form 10-K for the year ended February 1, 2020.  There have been no changes in accounting policies other than specific accounting considerations herein that we have taken as a result of COVID-19.

Zumiez evaluates its long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in the Company recording $1.5M of impairment charges related to long-lived assets and operating lease right of use assets in the first quarter of fiscal 2020. As we open our stores and have better visibility to the current operating environment including the potential sublease market this may result in additional impairment of our long-lived assets later in fiscal 2020.

We assess goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently if indicators of impairment arise. We perform this analysis at the reporting unit level by determining whether the fair value of a reporting unit is less than its carrying amount. Given the aforementioned circumstances surrounding COVID-19, we determined that a triggering event had, in fact, occurred. Based on our prior year fourth quarter impairment analysis, in which the fair values of all reporting units were in excess of their carrying amounts, we concluded that impairment was not needed. At this time, we do not believe that additional impairment of goodwill for the first fiscal quarter of 2020 is warranted; however, we are currently monitoring the ongoing negative effects of COVID-19 and if our results decline from our current estimates, we may incur future potential impairments.

Merchandise inventories are stated at the lower of cost (primarily average cost) or net realizable value. We record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the three months ended May 2, 2020, we recorded no inventory write-offs as a result of excess inventory due to the temporary closure of our retail stores. However, the pace of store reopenings as well as future customer behavior, among other factors, may result in additional inventory write-offs later in fiscal 2020.

During the first quarter of fiscal 2020, we received an immaterial amount of COVID-19 related lease concessions and deferrals for certain stores in United States, Europe and Australia, generally correlating with the limited time period our stores were closed during stay-at-home mandates. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat COVID-19-related rent concessions as variable lease expense and lease deferrals as there is no change in the contract assuming they are short-term in nature. COVID-19 related rent concessions that are expected to extend well beyond the fiscal year or change the other terms in the lease are treated as lease modifications and a full re-valuation of the right of use asset and liability is performed.  We are having ongoing conversations with landlords in various markets to seek commercially reasonable lease concessions given the current environment.

Recent Accounting Standards— In April 2020, the FASB issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).  The FASB also indicated it was acceptable to treat deferral of lease payments with no substantive changes to the contract as if there was no change to the contract. The Company has elected to treat COVID-19 related lease concessions as variable lease expense and COVID-19 related lease deferrals as there was no change to the contract assuming they are short-term in nature.  For leases where rent concessions are expected to extend well beyond the fiscal year or change the other terms of the lease these are treated as a lease modification. We have adopted this standard prospectively for the fiscal year beginning February 2, 2020 and due to the changing landscape are not able to estimate the impact on our condensed consolidated financial statements for fiscal year 2020.

In December 2019, the FASB issued an update simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We early adopted this update for the fiscal year, and interim periods, beginning February 2, 2020. The impact on our condensed consolidated financial statements was not material.

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
United States	$110,364	$176,918
Canada	6,173	11,032
Europe	19,600	22,946
Australia	1,635	2,032
Net sales	$137,772	$212,928

Net sales for the three months ended May 2, 2020 included a $1.0 million decrease due to the change in foreign exchange rates, which consisted of $0.2 million in Canada, $0.6 million in Europe and $0.2 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.3 million at May 2, 2020 and $4.3 million at February 1, 2020, respectively. Deferred revenue related to our STASH loyalty program was $0.5 million at May 2, 2020 and $0.7 million at February 1, 2020, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	May 2, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$45,384	$—	$—	$45,384
Money market funds	15,747	—	—	15,747
U.S. treasury and government agency securities	—	—	—	—
Corporate debt securities	2,600	—	—	2,600
Total cash and cash equivalents	63,731	—	—	63,731
Marketable securities:
U.S. treasury and government agency securities	19,936	399	—	20,335
Corporate debt securities	115,947	1,001	(401)	116,547
State and local government securities	16,601	117	(106)	16,612
Variable-rate demand notes	—	—	—	—
Total marketable securities	$152,484	$1,517	$(507)	$153,494

	February 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$34,233	$—	$—	$34,233
Money market funds	9,850	—	—	9,850
Corporate debt securities	8,345	—	—	8,345
Total cash and cash equivalents	52,428	—	—	52,428
Marketable securities:
U.S. treasury and government agency securities	25,452	142	(2)	25,592
Corporate debt securities	148,608	1,121	—	149,729
State and local government securities	22,310	207	—	22,517
Variable-rate demand notes	930	—	—	930
Total marketable securities	$197,300	$1,470	$(2)	$198,768

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 2, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	$25,160	$(401)	$—	$—	$25,160	$(401)
State and local government securities	$4,664	$(106)	$—	$—	$4,664	$(106)
Total marketable securities	$29,824	$(507)	$—	$—	$29,824	$(507)

	February 1, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$567	$(2)	$—	$—	$567	$(2)
Corporate debt securities	$—	$—	$—	$—	$—	$—
State and local government securities	$—	$—	$—	$—	$—	$—
Total marketable securities	$567	$(2)	$—	$—	$567	$(2)

We did not record a realized loss for other-than-temporary impairments during the three months ended May 2, 2020 or May 4, 2019.

4. Leases

At May 2, 2020, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At May 2, 2020, the weighted-average of the remaining lease term was 5.7 years and the weighted-average discount rate was 3.3%.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Operating lease expense	$17,953	$17,082
Variable lease expense	676	894
Total lease expense (1)	$18,629	$17,976
(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(6,948)	$(13,770)
Right-of-use assets obtained in exchange for new operating lease liabilities	2,214	20,296

At May 2, 2020, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2020	$61,945
Fiscal 2021	72,657
Fiscal 2022	63,948
Fiscal 2023	53,603
Fiscal 2024	46,058
Thereafter	73,943
Total minimum lease payments	372,154
Less: interest	(31,962)
Present value of lease obligations	340,192
Less: current portion	(70,584)
Long-term lease obligations (1)	$269,608
(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At May 2, 2020, we have excluded from the table above operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence by the end of fiscal 2020 and is immaterial to the Company.

5. Commitments and Contingencies

Purchase Commitments—At May 2, 2020, we had outstanding purchase orders to acquire merchandise from vendors of $177.5 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at May 2, 2020 and February 1, 2020 was $2.1 million and $1.9 million.

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

There were no borrowings outstanding under the credit facility at May 2, 2020 and February 1, 2020. We had one open commercial letter of credit outstanding for less than $0.3 million under our secured revolving credit facility at May 2, 2020 and no open commercial letters of credit outstanding at February 1, 2020.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 2, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,747	$—	$—
Treasury and agency securities	—	—	—
Corporate debt securities	—	2,600	—
Marketable securities:
U.S. treasury and government agency securities	—	20,335	—
Corporate debt securities	—	116,547	—
State and local government securities	—	16,612	—
Variable-rate demand notes	—	—	—
Other long-term assets:
Money market funds	1,712	—	—
Total	$17,459	$156,094	$—

	February 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,850	$—	$—
Corporate debt securities	—	8,345	—
Marketable securities:
Treasury and agency securities	—	25,592	—
Corporate debt securities	—	149,729	—
State and local government securities	—	22,517	—
Variable-rate demand notes	—	930	—
Other long-term assets:
Money market funds	1,711	—	—
Total	$11,561	$207,113	$—

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

There were no material assets measured at fair value on a nonrecurring basis for the three months ended May 2, 2020 and May 4, 2019.

8. Stockholders’ Equity

Share Repurchase—On December 4, 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

The following table summarizes common stock repurchase activity during the three months ended May 2, 2020 (in thousands, except per share amounts):

Number of shares repurchased	694
Average price per share of repurchased shares (with commission)	$19.31
Total cost of shares repurchased	$13,417

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive loss for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended May 2, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive loss, net (1)	(1,961)	(344)	(2,305)
Balance at May 2, 2020	$(15,657)	$761	$(14,896)
Three months ended May 4, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(3,035)	(16)	(3,051)
Balance at May 4, 2019	$(12,305)	$30	$(12,275)

(1)

Other comprehensive loss is net of immaterial taxes for the three months ended May 2, 2020 and May 4, 2019 for net unrealized gains (losses) on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Cost of goods sold	$319	$345
Selling, general and administrative expenses	1,237	1,348
Total stock-based compensation expense	$1,556	$1,693

At May 2, 2020, there was $12.2 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units.  This cost has a weighted-average remaining recognition period of 1.9 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2020	541	$22.82
Granted	292	$18.61
Vested	(184)	$21.38
Forfeited	(8)	$23.02
Outstanding at May 2, 2020	641	$21.32	$13,642

We had 0.5 million stock options outstanding at May 2, 2020 with a weighted average exercise price of $22.03 and 0.3 million stock options outstanding at February 1, 2020 with a weighted average exercise price of $23.38.

10. Loss (earnings) per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(21,101)	$793
Weighted average common shares for basic (loss) earnings per share:	25,040	25,090
Dilutive effect of stock options and restricted stock	—	261
Weighted average common shares for diluted (loss) earnings per share:	25,040	25,351
Basic (loss) earnings per share	$(0.84)	$0.03
Diluted (loss) earnings per share	$(0.84)	$0.03

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three months ended May 2, 2020 and 0.1 million for the three months ended May 4, 2019.

11. Subsequent Events

At the end of May 2020, 493 stores were opened and operating worldwide, an increase of 428 stores since the end of the first quarter, representing 69% of our total stores. Total sales for May 2020 decreased $5.2 million or 8.6% compared to the prior year same month due to the number of stores closed during the month offset by favorable results for the stores open during the month and our e-commerce sales. Sales for stores open over the same portions of the month to the prior year, including comparable e-commerce sales increased $24.3 million or 79.6% percent over the prior year.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 16, 2020 and in this Form 10-Q.

Forward-looking statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Uncertainty is further heightened given the innumerable considerations related to COVID-19. Results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19; regulatory measures or recommendations put in place to limit the spread of COVID-19, including restrictions on business operations and social distancing requirements, the length and severity of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region, and fluctuations in U.S. and international economies. Actual events or results may differ materially.  Factors which could affect our financial results are described below under the heading “Risk Factors” and in “Item 1A Risk Factors” of our Form 10-K referred to in the preceding paragraph.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Fiscal 2020 is the 52-week period ending January 30, 2021. Fiscal 2019 was the 52-week period ending February 1, 2020. The first three months of fiscal 2020 was the 13-week period ended May 2, 2020. The first three months of fiscal 2019 was the 13-week period ended May 4, 2019.

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

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business.  We operate a sales strategy that integrates our stores with our ecommerce platform.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers.  Therefore, our comparable sales also include our ecommerce sales.  Changes in our comparable sales between two periods are based on net sales of store or ecommerce businesses which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period.  Any increase or decrease less than 25% in square footage of an existing comparable store, including remodels and relocations within the same mall, or temporary closures less than seven days does not eliminate that store from inclusion in the calculation of comparable sales.  Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. Stores closed due the impacts of COVID-19 are generally excluded from our comparable sales calculation as they were closed for longer than seven days. Furthermore, as our ecommerce business has remained open during the current COVID-19 pandemic it remains reported in our comparable sales calculation. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales. As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

We consider our cash and current marketable securities balances to be a critical asset of the business and important to drive our short and long-term initiatives as well as balance our liquidity for on-going operations.  We have always strived to maintain a strong balance sheet that is built to weather the storm of an economic down turn and support the long-term viability of the business.

Results of Operations

In December 2019, a strain of coronavirus (COVID-19) was first identified. Since then, COVID-19 has surfaced in almost all regions around the world. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the quarter ended May 2, 2020. Since the initial closure of stores, we have carefully monitored our locations on a store by stores basis and gradually reopened in cities where we have determined that it is safe to do so. The closure of our stores for an extended time has had a significant impact on the financial results of our business during the first quarter.

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%
Cost of goods sold	82.8	68.8
Gross profit	17.2	31.2
Selling, general and administrative expenses	37.4	30.7
Operating (loss) profit	(20.2)	0.5
Interest and other income, net	0.8	0.4
(Loss) earnings before income taxes	(19.4)	0.9
Provision for income taxes	(4.1)	0.5
Net (loss) income	(15.3)%	0.4%

As part of the COVID-19 response, the Company has taken the following actions to preserve financial liquidity and financial flexibility:

•	Suspended hiring, laid off virtually all part-time staff, eliminated substantially all planned fiscal 2020 bonuses and delayed majority of merit raises
•	Lowered operating costs, including travel, marketing and other non-essential items
•	Reduced capital spend by delaying or cancelling select projects
•	Reduced planned inventory receipts by cancelling or delaying orders
•	Suspended rent payments while negotiating rent relief with landlords and delayed or canceled planned new store openings
•	Extended payment terms for both merchandise and non-merchandise vendor invoices
•	Paused share repurchases.

The Company ended the quarter with $217 million in cash and investments and no debt.

Three Months (13 weeks) Ended May 2, 2020 Compared With Three Months (13 weeks) Ended May 4, 2019

Net Sales

Net sales were $137.8 million for the three months ended May 2, 2020 compared to $212.9 million for the three months ended May 4, 2019, a decrease of $75.1 million or 35.3%. The decrease in sales was primarily driven by the impacts of COVID-19 and the closure of our physical retail across the world.  This impact was partially offset by a $15.3 million increase in comparable sales and the net addition of 12 stores (made up of 7 new stores in North America, 7 new stores in Europe and 3 new stores in Australia partially offset by 5 store closures in North America) subsequent to May 4, 2019. By region, North America sales decreased $71.4 million or 38.0% and other international sales (which consists of Europe and Australia sales) decreased $3.7 million or 15.0% for the three months ended May 2, 2020 compared to the three months ended May 4, 2019. Excluding the impact of changes in foreign exchange rates, North America sales decreased $ 71.2 million or 37.9% and other international sales decreased $2.9 million or 11.7% for the three months ended May 2, 2020 compared to the three months ended May 4, 2019.

Comparable sales increased by $15.3 million or 12.9% primarily driven by a 5.8% increase in comparable sales in February prior to our stores closing and strong ecommerce sales during the period of closure. For our operations that were comparable during the quarter we saw an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in units per transaction partially offset by a decrease in average unit retail. Comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, women’s clothing and accessories. These increases were partially offset by decreases in comparable sales in footwear. There were no departments that were positive in total sales for the quarter. For information as to how we define comparable sales, see “General” above.

Gross Profit

Gross profit was $23.7 million for the three months ended May 2, 2020 compared to $66.5 million for the three months ended May 4, 2019, a decrease of $42.8 million, or 64.4%.  As a percent of net sales, gross profit decreased 1,400 basis points for the three months ended May 2, 2020 to 17.2% as we deleveraged meaningfully across our fixed cost structures during the period of closure. The decrease was primarily driven by a 790 basis point increase in our store occupancy costs due to the continuation of rent charges without associated sales during our period of closures, a 350 basis point increase in web fulfillment, distribution and shipping costs due to increased web activity as a result of COVID-19 related store closures as well as deleverage across our distribution fixed costs including the continuation of wage payments during store closures, a 140 basis point decrease in pre-shrink product margin, and a 90 basis point increase in COVID-19 related impairment to our right of use asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $51.6 million for the three months ended May 2, 2020 compared to $65.5 million for the three months ended May 4, 2019, a decrease of $13.9 million, or 21.2%. SG&A expenses as a percent of net sales increased 670 basis points for the three months ended May 2, 2020 to 37.4% as we deleveraged meaningfully across our fixed costs during the period of closure. The increase was primarily driven by a 690 basis point increase in our store costs and a 70 basis point increase in corporate costs both primarily due to deleveraging as a result of sales decline as well as the continuation of wage payments during stores closures as a result of COVID-19, this was partially offset by a 100 basis point decrease in incentive compensation.

Net Loss (Income)

Net loss for the three months ended May 2, 2020 was $21.1 million, or $0.84 loss per diluted share, compared with net income of $0.8 million, or $0.03 earnings per diluted share, for the three months ended May 4, 2019.  Our effective income tax rate for the three months ended May 2, 2020 was a 20.9% provision for income taxes compared to a 59.8% provision for income taxes for the three months ended May 4, 2019. The change was primarily due to an increase in net losses in certain jurisdictions.

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

During fiscal 2020, we expect to spend approximately $10 million to $11 million on capital expenditures, which is down from $18 million to $20 million, which we reported in March. The majority of our capital expenditures will relate to leasehold improvements and fixtures for the approximately 9 new stores we remain on track to open in fiscal 2020 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2020 will not be different from the number of stores we plan to open, or that actual fiscal 2020 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $27.4 million to $17.5 million used in operating activities for the three months ended May 2, 2020 from $9.9 million provided by operating activities for the three months ended May 4, 2019. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $42.7 million for the three months ended May 2, 2020 related to $45.2 million in net sales of marketable securities partially offset by $2.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash provided by investing activities was $2.3 million for the three months ended May 4, 2019, related to $5.6 million in net sales of marketable securities partially offset by $3.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the three months ended May 2, 2020 was $13.1 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.4 million proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the three months ended May 4, 2019 was $0.3 million, primarily related to $0.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.3 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 2, 2020 and February 1, 2020.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 2, 2020.  The following table summarizes the total amount of future payments due under our contractual obligations at May 2, 2020 (in thousands):

	Total	Fiscal 2020	Fiscal 2021 and Fiscal 2022	Fiscal 2023 and Fiscal 2024	Thereafter
Operating lease liabilities, including imputed interest (1)	$372,154	$61,945	$136,605	$99,661	$73,943
Purchase obligations (2)	$177,479	177,479	—	—	—
Total	$549,633	$239,424	$136,605	$99,661	$73,943

(1)

This amount represents the minimum lease payments, included imputed interest, under non-cancelable operating leases. See Note 4, “Leases,” in the Notes to Condensed Consolidated Financial Statements found in Item 1 of this Form 10-Q, for additional information related to our operating leases.

(2)

We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Off-Balance Sheet Arrangements

At May 2, 2020, we did not have any off-balance sheet arrangements.

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

The novel coronavirus disease (COVID-19) global pandemic could continue to have an adverse impact on our business.

Since being declared a pandemic by the World Health Organization in March 2020, COVID-19 has negatively impacted global economies, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 global pandemic could continue to have a material impact on our business, including our results of operations, financial condition and liquidity. The duration and severity of the COVID-19 pandemic will determine its ongoing impact on our business, including our ability to execute business strategies and initiatives in their expected time frame, the effect on our suppliers and disruptions to the global supply chain, and the ability of our customers to pay for our services and products.

A resurgence in the spread of COVID-19, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We may face long term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

With store closures withstanding, consumer fears about becoming ill with the virus may persist, adversely affecting traffic to our stores. Consumer spending may also be negatively impacted by general economic downturn and decreased consumer confidence resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our e-commerce channel. The potential reduction in consumer visits to our stores, caused by COVID-19, and any decreased spending at retail stores or online caused by a lack of consumer confidence and spending following the pandemic, could result in a loss of sales and profits.

A rise in the spread COVID-19 also has the potential to significantly impact our supply chain if manufacturers of our products, distribution centers where we manage our inventory, or operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages.

The COVID-19 pandemic’s impact on macroeconomic conditions could alter the functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, given the innumerable unknowns regarding the duration and severity of the pandemic.

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

In the U.S., we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores.  Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. We operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. We operate a distribution and fulfillment center located in Melbourne, Australia to distribute our merchandise to our Australian stores. Additionally, we are headquartered in Lynnwood, Washington. As a result, unforeseen events, including war, terrorism, other political instability or conflicts, riots, public health issues (including widespread/pandemic illnesses such as coronavirus and other communicable diseases or viruses), a natural disaster or other catastrophic event that affects one of the regions where we operate these centers or our home office could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

The effects of war, acts of terrorism, threat of terrorism, or other types of mall violence, could adversely affect our business.

Most of our stores are located in shopping malls.  Any threat of terrorist attacks or actual terrorist events, or other types of mall violence, such as shootings or riots, could lead to lower consumer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns.  Mall closures, as well as lower consumer traffic due to security concerns, could result in decreased sales.  Additionally, the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales.  Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

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

Our market risk profile at May 2, 2020 has not significantly changed since February 1, 2020. Our market risk profile at February 1, 2020 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 1, 2020.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended May 2, 2020 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 2, 2020-February 29, 2020	-	-	-	-
March 1, 2020-April 4, 2020	694	$19.31	694	$86,583
April 5, 2020-May 2, 2020	-	-	-	-
Total	694		694

(1)

In December 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 2, 2020 (unaudited) and February 1, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended May 2, 2020 and May 4, 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 2, 2020 and May 4, 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2020 and May 4, 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2020 and May 4, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 8, 2020	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)