Form 10-Q
period 2020-08-01
Zumiez Inc
filed 2020-09-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2020

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

At September 1, 2020, there were 25,445,050 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2020	February 1, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$133,905	$52,428
Marketable securities	165,227	198,768
Receivables	24,811	16,841
Inventories	126,701	135,095
Prepaid expenses and other current assets	10,560	9,456
Total current assets	461,204	412,588
Fixed assets, net	106,151	113,051
Operating lease right-of-use assets	277,322	301,784
Goodwill	60,225	57,099
Intangible assets, net	15,577	14,564
Deferred tax assets, net	7,080	6,303
Other long-term assets	9,337	8,869
Total long-term assets	475,692	501,670
Total assets	$936,896	$914,258

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$75,318	$47,787
Accrued payroll and payroll taxes	17,816	23,653
Income taxes payable	5,534	4,686
Operating lease liabilities	74,558	61,800
Other liabilities	30,374	21,784
Total current liabilities	203,600	159,710
Long-term operating lease liabilities	259,412	284,717
Other long-term liabilities	3,858	3,745
Total long-term liabilities	263,270	288,462
Total liabilities	466,870	448,172
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,450 shares issued and outstanding at August 1, 2020 and 25,828 shares issued and outstanding at February 1, 2020	165,056	161,458
Accumulated other comprehensive loss	(3,123)	(12,591)
Retained earnings	308,093	317,219
Total shareholders’ equity	470,026	466,086
Total liabilities and shareholders’ equity	$936,896	$914,258

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$250,392	$228,425	$388,164	441,353
Cost of goods sold	159,542	151,229	273,578	297,693
Gross profit	90,850	77,196	114,586	143,660
Selling, general and administrative expenses	57,738	65,523	109,322	131,019
Operating profit	33,112	11,673	5,264	12,641
Interest income, net	794	798	1,868	1,650
Other income, net	392	559	498	711
Earnings before income taxes	34,298	13,030	7,630	15,002
Provision for income taxes	8,906	4,005	3,339	5,184
Net income	$25,392	$9,025	$4,291	9,818
Basic earnings per share	$1.02	$0.36	$0.17	0.39
Diluted earnings per share	$1.01	$0.36	$0.17	0.39
Weighted average shares used in computation of earnings per share:
Basic	24,837	25,199	24,938	25,144
Diluted	25,128	25,402	25,277	25,395

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income	$25,392	$9,025	$4,291	$9,818
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	10,122	(663)	8,161	(3,698)
Net change in unrealized gain on available-for-sale debt securities	1,651	364	1,307	348
Other comprehensive income (loss), net	11,773	(299)	9,468	(3,350)
Comprehensive income	$37,165	$8,726	$13,759	$6,468

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 2, 2020	25,431	$163,349	$(14,896)	$282,701	$431,154
Net income	—	—	—	25,392	25,392
Other comprehensive income, net	—	—	11,773	—	11,773
Issuance and exercise of stock-based awards	19	117	—	—	117
Stock-based compensation expense	—	1,590	—	—	1,590
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 4, 2019	25,741	$155,104	$(12,275)	$251,131	$393,960
Net income	—	—	—	9,025	9,025
Other comprehensive loss, net	—	—	(299)	—	(299)
Issuance and exercise of stock-based awards	29	—	—	—	—
Stock-based compensation expense	—	1,521	—	—	1,521
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	4,291	4,291
Other comprehensive income, net	—	—	9,468	—	9,468
Issuance and exercise of stock-based awards	316	452	—	—	452
Stock-based compensation expense	—	3,146	—	—	3,146
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	9,818	9,818
Other comprehensive loss, net	—	—	(3,350)	—	(3,350)
Issuance and exercise of stock-based awards	249	345	—	—	345
Stock-based compensation expense	—	3,214	—	—	3,214
Cumulative effect of accounting change under ASC 842	—	—	—	(6,276)	(6,276)
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income	$4,291	$9,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,005	12,514
Noncash lease expense	30,167	28,318
Deferred taxes	(1,144)	935
Stock-based compensation expense	3,146	3,214
Impairment of long-lived assets	2,128	123
Other	(428)	(288)
Changes in operating assets and liabilities:
Receivables	(5,871)	(770)
Inventories	9,926	(22,727)
Prepaid expenses and other assets	(937)	(2,115)
Trade accounts payable	27,323	47,275
Accrued payroll and payroll taxes	(6,134)	(5,345)
Income taxes payable	(317)	(3,857)
Operating lease liabilities	(20,868)	(29,842)
Other liabilities	8,718	(2,090)
Net cash provided by operating activities	62,005	35,163
Cash flows from investing activities:
Additions to fixed assets	(5,024)	(8,292)
Purchases of marketable securities and other investments	(35,720)	(93,288)
Sales and maturities of marketable securities and other investments	71,387	82,123
Net cash provided by (used in) investing activities	30,643	(19,457)
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	545	583
Payments for tax withholdings on equity awards	(93)	(238)
Common stock repurchased	(13,417)	—
Net cash (used in) provided by financing activities	(12,965)	345
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,146	(504)
Net increase in cash, cash equivalents, and restricted cash	81,829	15,547
Cash, cash equivalents, and restricted cash, beginning of period	58,991	54,271
Cash, cash equivalents, and restricted cash, end of period	$140,820	$69,818
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$4,630	$8,056
Accrual for purchases of fixed assets	381	2,052

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles.  At August 1, 2020, we operated 720 stores; 607 in the United States (“U.S.”), 52 in Canada, 49 in Europe, and 12 in Australia. Beginning in mid-March, we experienced global store closures as a result of a novel strain of coronavirus (“COVID-19”) that extended for a significant portion of March and April. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter. At the end of May, we had 68.4% of stores re-opened. At the end of June, we had 96.0% of stores re-opened. During July, we closed 69 stores in California and Australia and continued to have a varying number of up to 13 stores closed and re-opened, globally, as a result of governmental orders and COVID-19 precaution. As of August 1, 2020, 645 of our stores, including 538 in the U.S., 52 in Canada, 49 in Europe, and 6 in Australia, which represents 89.6% of our total count, were open and operating. For the three months ended August 1, 2020, we were open 73.4% of the possible days across the business. We operate under the names Zumiez, Blue Tomato and Fast Times. Additionally, we operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended August 1, 2020 and August 3, 2019 were 13-week periods. The six months ended August 1, 2020 and August 3, 2019 were 26-week periods.

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

COVID-19— In December 2019, COVID-19 was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate between March 16, 2020 and March 19, 2020. We began gradually re-opening stores at the end of the first fiscal quarter and into the second fiscal quarter, with 89.6% of stores opened as of August 1, 2020. Changes in our operations due to COVID-19 resulted in material reductions in revenues and operating income during the six months ended August 1, 2020 and are expected to create continued volatility in our results through the balance of the year.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. Uncertainties in the global economy could impact the financial viability of our suppliers, vendors and other business partners, which could interrupt our supply chain, limit our ability to sell to our consumer and require other changes to our operations. These and other factors could adversely impact our net revenues, operating income, earnings per share and other financial measures.

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

	August 1, 2020	February 1, 2020
Cash and cash equivalents	$133,905	$52,428
Restricted cash included in other long-term assets	6,915	6,563
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$140,820	$58,991

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

Zumiez evaluates its long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in the Company recording $2.1 million of impairment charges related to long-lived assets and operating lease right-of-use assets in the six months ended August 1, 2020.

We assess goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently if indicators of impairment arise. We perform this analysis at the reporting unit level by determining whether the fair value of a reporting unit is less than its carrying amount. Given the aforementioned circumstances surrounding COVID-19, we determined that a triggering event had, in fact, occurred. Based on our prior year fourth quarter impairment analysis, in which the fair values of all reporting units were in excess of their carrying amounts, we concluded that impairment was not needed. At this time, we do not believe that additional impairment of goodwill for the six months ended August 1, 2020 is warranted; however, we are currently monitoring the ongoing negative effects of COVID-19 and if our results decline from our current estimates, we may incur future potential impairments.

Merchandise inventories are stated at the lower of cost or net realizable value. We record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the three and six months ended August 1, 2020, we recorded no material inventory write-offs as a result of excess inventory due to the temporary closure of our retail stores.

During the six months ended August 1, 2020, we received COVID-19 related lease concessions and deferrals for certain stores in United States, Europe and Australia, generally correlating with the limited time period our stores were closed during stay-at-home mandates. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat COVID-19-related rent concessions as variable lease expense and lease deferrals as there is no change in the contract assuming they are short-term in nature. COVID-19 related rent concessions that are expected to extend well beyond the fiscal year or change the other terms in the lease are treated as lease modifications and a full re-valuation of the right-of-use asset and liability is performed.  We are having ongoing conversations with landlords in various markets to seek commercially reasonable lease concessions given the current environment.

Recent Accounting Standards— In April 2020, the FASB issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).  The FASB also indicated it was acceptable to treat deferral of lease payments with no substantive changes to the contract as if there was no change to the contract. The Company has elected to treat COVID-19 related lease concessions as variable lease expense and COVID-19 related lease deferrals as there was no change to the contract assuming they are short-term in nature.  For leases where rent concessions are expected to extend well beyond the fiscal year or change the other terms of the lease these are treated as a lease modification. We have adopted this standard prospectively for the fiscal year beginning February 2, 2020.

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
United States	$209,182	$193,837	$319,546	$370,755
Canada	14,290	13,128	20,464	24,160
Europe	23,207	19,216	42,807	42,162
Australia	3,713	2,244	5,347	4,276
Net sales	$250,392	$228,425	$388,164	$441,353

Net sales for the three months ended August 1, 2020 included a $0.5 million decrease due to the change in foreign exchange rates, which consisted primarily of $0.4 million in Canada and $0.1 million in Australia. Net sales for the six months ended August 1, 2020 included a $1.5 million decrease due to the change in foreign exchange rates, which consisted of $0.7 million in Europe, $0.6 million in Canada and $0.2 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.1 million at August 1, 2020 and $4.3 million at February 1, 2020, respectively. Deferred revenue related to our STASH loyalty program was $0.6 million at August 1, 2020 and $0.7 million at February 1, 2020, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	August 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$79,191	$—	$—	$79,191
Money market funds	12,896	—	—	12,896
Corporate debt securities	41,824	1	(7)	41,818
Total cash and cash equivalents	133,911	1	(7)	133,905
Marketable securities:
U.S. treasury and government agency securities	18,050	354	—	18,404
Corporate debt securities	130,774	2,670	(44)	133,400
State and local government securities	13,164	259	—	13,423
Total marketable securities	$161,988	$3,283	$(44)	$165,227

	February 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$34,233	$—	$—	$34,233
Money market funds	9,850	—	—	9,850
Corporate debt securities	8,345	—	—	8,345
Total cash and cash equivalents	52,428	—	—	52,428
Marketable securities:
U.S. treasury and government agency securities	25,452	142	(2)	25,592
Corporate debt securities	148,608	1,121	—	149,729
State and local government securities	22,310	207	—	22,517
Variable-rate demand notes	930	—	—	930
Total marketable securities	$197,300	$1,470	$(2)	$198,768

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 1, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$9,266	$(7)	$—	$—	$9,266	$(7)
Total cash and cash equivalents	$9,266	$(7)	$—	$—	$9,266	$(7)

Marketable securities:
Corporate debt securities	$5,983	$(44)	$—	$—	$5,983	$(44)
Total marketable securities	$5,983	$(44)	$—	$—	$5,983	$(44)

	February 1, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$567	$(2)	$—	$—	$567	$(2)
Total marketable securities	$567	$(2)	$—	$—	$567	$(2)

We did not record a realized loss for other-than-temporary impairments during the three and six months ended August 1, 2020 or August 3, 2019.

4. Leases

At August 1, 2020, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At August 1, 2020, the weighted-average of the remaining lease term was 5.5 years and the weighted-average discount rate was 3.2%.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease expense	$17,563	$17,577	$35,516	$34,659
Variable lease expense	775	1,345	1,451	2,239
Total lease expense (1)	$18,338	$18,922	$36,967	$36,898

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(20,868)	$(29,842)
Right-of-use assets obtained in exchange for new operating lease liabilities	2,801	39,251

At August 1, 2020, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2020	$46,081
Fiscal 2021	74,713
Fiscal 2022	65,020
Fiscal 2023	54,726
Fiscal 2024	46,753
Thereafter	75,737
Total minimum lease payments	363,030
Less: interest	(29,060)
Present value of lease obligations	333,970
Less: current portion	(74,558)
Long-term lease obligations (1)	$259,412

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At August 1, 2020, we have excluded from the table above $1.6 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2020.

5. Commitments and Contingencies

Purchase Commitments—At August 1, 2020, we had outstanding purchase orders to acquire merchandise from vendors of $252.1 million.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The court has tentatively scheduled plaintiff’s deadline for filing a motion for class certification on April 15, 2021, and Defendant’s tentative deadline to file an opposition to the motion on June 15, 2021. Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at August 1, 2020 and February 1, 2020 was $2.0 million and $1.9 million.

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

There were no borrowings outstanding under the credit facility at August 1, 2020 and February 1, 2020. We had open letters of credit outstanding of $0.3 million under our secured revolving credit facility at August 1, 2020 and no open commercial letters of credit outstanding at February 1, 2020.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,896	$—	$—
Corporate debt securities	—	41,818	—
Marketable securities:
U.S. treasury and government agency securities	—	18,404	—
Corporate debt securities	—	133,400	—
State and local government securities	—	13,423	—
Other long-term assets:
Money market funds	6,915	—	—
Total	$19,811	$207,045	$—

	February 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,850	$—	$—
Corporate debt securities	—	8,345	—
Marketable securities:
Treasury and agency securities	—	25,592	—
Corporate debt securities	—	149,729	—
State and local government securities	—	22,517	—
Variable-rate demand notes	—	930	—
Other long-term assets:
Money market funds	1,711	—	—
Total	$11,561	$207,113	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three and six months ended August 1, 2020, we recognized $1.5 million and $2.1 million, respectively, of impairment losses related to fixed assets and operating lease right-of-use assets. During the three and six months ended August 1, 2019, we recognized no impairment and $0.1 million, respectively, on fixed assets and operating lease right-of-use assets.

8. Stockholders’ Equity

Share Repurchase—On December 4, 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs. As of August 1, 2020, there remains $86.6 million available to repurchase common stock under the share repurchase program.

There were no common stock repurchases during the three months ended August 1, 2020. The following table summarizes common stock repurchase activity during the six months ended August 1, 2020 (in thousands, except per share amounts):

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

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended August 1, 2020:
Balance at May 2, 2020	$(15,657)	$761	$(14,896)
Other comprehensive income, net (1)	10,122	1,651	11,773
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)
Three months ended August 3, 2019:
Balance at May 4, 2019	$(12,305)	$30	$(12,275)
Other comprehensive loss, net (1)	(663)	364	(299)
Balance at August 3, 2019	$(12,968)	$394	$(12,574)

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale investments	Accumulated other comprehensive loss
Six months ended August 1, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (1)	8,161	1,307	9,468
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)
Six months ended August 3, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(3,698)	348	(3,350)
Balance at August 3, 2019	$(12,968)	$394	$(12,574)

(1)

Other comprehensive income (loss) is net of immaterial taxes for the three and six months ended August 1, 2020 and August 3, 2019 for net unrealized gains on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of goods sold	$328	$301	$647	$646
Selling, general and administrative expenses	1,262	1,220	2,499	2,568
Total stock-based compensation expense	$1,590	$1,521	$3,146	$3,214

At August 1, 2020, there was $11.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2020	541	$22.82
Granted	316	$19.32
Vested	(219)	$22.15
Forfeited	(20)	$21.57
Outstanding at August 1, 2020	618	$21.31	$14,277

We had 0.4 million stock options outstanding at August 1, 2020 with a weighted average exercise price of $22.07 and 0.3 million stock options outstanding at February 1, 2020 with a weighted average exercise price of $23.38.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income	$25,392	$9,025	$4,291	$9,818
Weighted average common shares for basic earnings per share:	24,837	25,199	24,938	25,144
Dilutive effect of stock options and restricted stock	291	203	339	251
Weighted average common shares for diluted earnings per share:	25,128	25,402	25,277	25,395
Basic earnings per share	$1.02	$0.36	$0.17	$0.39
Diluted earnings per share	$1.01	$0.36	$0.17	$0.39

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three and six months ended August 1, 2020 and 0.2 million for the three and six months ended August 3, 2019.

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

Fiscal 2020 is the 52-week period ending January 30, 2021. Fiscal 2019 was the 52-week period ending February 1, 2020. The first six months of fiscal 2020 was the 26-week period ended August 1, 2020. The first six months of fiscal 2019 was the 26-week period ended August 3, 2019.

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

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business.  We operate a sales strategy that integrates our stores with our ecommerce platform.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers.  Therefore, our comparable sales also include our ecommerce sales.  Changes in our comparable sales between two periods are based on net sales of store or ecommerce businesses which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period.  Any increase or decrease less than 25% in square footage of an existing comparable store, including remodels and relocations within the same mall, or temporary closures less than seven days does not eliminate that store from inclusion in the calculation of comparable sales.  Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. Stores closed due the impacts of COVID-19 are excluded from our comparable sales calculation if they were closed for longer than seven days. Our ecommerce business has remained open during the COVID-19 pandemic and therefore remains reported in our comparable sales calculation. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales. As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

Results of Operations

In December 2019, a strain of coronavirus (COVID-19) was first identified. Since then, COVID-19 has surfaced in almost all regions around the world. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the end of May 2020. We began gradually re-opening physical retail stores at the end of the first fiscal quarter and into the second fiscal quarter. Since the initial closure of stores, we have carefully monitored our locations on a store by stores basis and gradually reopened in cities where state, county or local rules have allowed such opening and where we have determined that it is safe to do so. The impacts of COVID-19 have significantly impacted the financial results of our business during the first and second quarter and are expected to create continued volatility in our results through the balance of the year.

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.7	66.2	70.5	67.5
Gross profit	36.3	33.8	29.5	32.5
Selling, general and administrative expenses	23.1	28.7	28.1	29.6
Operating profit	13.2	5.1	1.4	2.9
Interest and other income, net	0.5	0.6	0.6	0.5
Earnings before income taxes	13.7	5.7	2.0	3.4
Provision for income taxes	3.6	1.7	0.9	1.2
Net income	10.1%	4.0%	1.1%	2.2%

As part of the COVID-19 response, the Company has lowered operating costs, including reduced payroll costs through lower operating hours, governmental assistance and materially lower incentive accruals, negotiated rent relief with landlords, reduced travel, marketing and other non-essential items, reduced capital spend by delaying or cancelling select projects, paused national training events, extended payment terms for both merchandise and non-merchandise vendor invoices, and effectively paused share repurchases. The Company ended the quarter with $299.1 million in cash and short-term investments and no debt.

Three Months (13 weeks) Ended August 1, 2020 Compared With Three Months (13 weeks) Ended August 3, 2019

Net Sales

Net sales were $250.4 million for the three months ended August 1, 2020 compared to $228.4 million for the three months ended August 3, 2019, an increase of $22.0 million or 9.6%. The increase in sales was primarily driven by the reopening of physical retail stores and continued strength of our ecommerce demand, partially offset by continued stores closures due to the COVID-19 pandemic. For the quarter, our stores were open 73.4% of the possible days. Comparable sales for retail stores locations open in the second quarter, as well as our ecommerce business, increased 37.3% or $66.4 million. This increase was partially offset by a decrease of $46.2 million due to store closures during the three months ended August 1, 2020.

Comparable sales increased by $66.4 million or 37.3% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in both units per transaction and average unit retail. By channel, comparable stores sales were up 20.1% and comparable ecommerce sales were up 122.2%. By category, comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, accessories, women’s clothing and footwear.

By region, North America sales increased $16.5 million or 8.0% and other international sales (which consists of Europe and Australia sales) increased $5.5 million or 25.4% for the three months ended August 1, 2020 compared to the three months ended August 3, 2019. Excluding the impact of changes in foreign exchange rates, North America sales increased $16.9 million or 8.2% and other international sales increased $5.5 million or 25.8% for the three months ended August 1, 2020 compared to the three months ended August 3, 2019.

Gross Profit

Gross profit was $90.9 million for the three months ended August 1, 2020 compared to $77.2 million for the three months ended August 3, 2019, an increase of $13.7 million, or 17.7%.  As a percent of net sales, gross profit increased 250 basis points for the three months ended August 1, 2020 to 36.3%. The increase was primarily driven by a 170 basis point increase in product margin, a 160 basis point decrease in store occupancy costs, a 50 basis point decrease in distribution costs, and a 20 basis point decrease in inventory shrinkage. This was partially offset by a 160 basis point increase in web shipping costs due to increased web activity as a result of COVID-19 related store closures, however leveraged to the prior year when compared to total web sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $57.7 million for the three months ended August 1, 2020 compared to $65.5 million for the three months ended August 3, 2019, a decrease of $7.8 million, or 11.9%. SG&A expenses as a percent of net sales decreased 560 basis points for the three months ended August 1, 2020 to 23.1%. The decrease was primarily driven by a 240 basis point decrease in our store wages, 100 basis point leverage in other store costs, a 70 basis point decrease due to governmental payroll credits, a 70 basis point decrease in corporate costs, a 40 basis point decrease in corporate wages, a 30 basis point decrease in annual incentive compensation, and a 20 basis point decrease in national training and recognition events.

Net Income

Net income for the three months ended August 1, 2020 was $25.4 million, or $1.01 earnings per diluted share, compared with net income of $9.0 million, or $0.36 earnings per diluted share, for the three months ended August 3, 2019.  Our effective income tax rate for the three months ended August 1, 2020 was a 26.0% provision for income taxes compared to a 30.7% provision for income taxes for the three months ended August 3, 2019. The decrease was primarily due to a change in jurisdictional income mix and the effect of certain jurisdictional losses which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets.

Six Months (26 weeks) Ended August 3, 2019 Compared With Six Months (26 weeks) Ended August 4, 2018

Net Sales

Net sales were $388.2 million for the six months ended August 1, 2020 compared to $441.4 million for the six months ended August 3, 2019, a decrease of $53.2 million or 12.1%. The decrease in sales was primarily driven by the closure of our physical retail across the world due to the impact of COVID-19. This decrease was partially offset by an $81.7 million increase in comparable sales driven by the increase in ecommerce sales as well as the performance of our physical stores upon re-opening.

Comparable sales increased by $81.7 million or 27.6% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in both units per transaction and average unit retail. By channel, comparable stores sales were up 13.2% and comparable ecommerce sales were up 80.5%. By category, comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, accessories and women’s clothing, partially offset by a decrease in footwear.

By region, North America sales decreased $54.9 million or 13.9% and other international sales (which consists of Europe and Australia sales) increased $1.7 million or 3.7% for the six months ended August 1, 2020 compared to the six months ended August 3, 2019. Excluding the impact of changes in foreign exchange rates, North America sales decreased $54.3 million or 13.8% and other international sales increased $2.6 million or 5.6% for the six months ended August 1, 2020 compared to the six months ended August 3, 2019.

Gross Profit

Gross profit was $114.6 million for the six months ended August 1, 2020 compared to $143.7 million for the six months ended August 3, 2019, a decrease of $29.1 million, or 20.2%.  As a percent of net sales, gross profit decreased 300 basis points for the six months ended August 1, 2020 to 29.5% as we deleveraged meaningfully across our fixed cost structures during the period of closure. The decrease was primarily driven by a 200 basis point increase in our store occupancy costs due to the continuation of rent charges without associated sales during our period of store closures, and a 210 basis point increase in web fulfillment and shipping costs due to increased web activity as a result of COVID-19, however leveraged to the prior year when compared to total web sales. This was partially offset by a 70 basis point increase in product margin and a 30 basis point decrease in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $109.3 million for the six months ended August 1, 2020 compared to $131.0 million for the six months ended August 3, 2019, a decrease of $21.7 million, or 16.6%. SG&A expenses as a percent of net sales decreased 150 basis points for the six months ended August 1, 2020 to 28.1%.  The decrease was primarily driven by a 120 basis points decrease due to governmental payroll credits, a 60 basis point decrease in annual incentive compensation, and a 30 basis point decrease in national training and recognition events. This was partially offset by a 30 basis point increase in corporate wages and a 20 basis point increase in store costs as a result of deleverage on the sales decline due to COVID-19.

Net Income

Net income for the six months ended August 1, 2020 was $4.3 million, or $0.17 earnings per diluted share, compared with net income of $9.8 million, or $0.39 loss per diluted share, for the six months ended August 3, 2019.  Our effective income tax rate for the six months ended August 1, 2020 was a 43.8% provision for income taxes compared to a 34.6% provision for income taxes for the six months ended August 3, 2019. The increase was primarily due to a change in jurisdictional income mix and the effect of certain jurisdictional losses which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets.

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

During fiscal 2020, we expect to spend approximately $10 million to $11 million on capital expenditures, which is down from $18 million to $20 million, which we reported in March 2020. The majority of our capital expenditures will relate to leasehold improvements and fixtures for the approximately 10 new stores we remain on track to open in fiscal 2020 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2020 will not be different from the number of stores we plan to open, or that actual fiscal 2020 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $26.8 million to $62.0 million provided by operating activities for the six months ended August 1, 2020 from $35.2 million provided by operating activities for the six months ended August 3, 2019. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Net cash from operating activities increase included cash deferment of $41.5 million composed of landlord payments, lower inventory levels, extended vendor payment terms, and payroll tax payments as well as net income improvements related to abatements, credits and expense reductions. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $30.6 million for the six months ended August 1, 2020 related to $35.6 million in net sales of marketable securities partially offset by $5.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $19.5 million for the six months ended August 3, 2019, related to $11.2 million in net purchases of marketable securities in addition to $8.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the six months ended August 1, 2020 was $13.0 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.5 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the six months ended August 3, 2019 was $0.3 million, related to $0.5 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were open letters of credit outstanding of $0.3 million under our secured revolving credit facility at August 1, 2020 and no borrowings or open letters of credit outstanding at February 1, 2020.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended August 1, 2020.  The following table summarizes the total amount of future payments due under our contractual obligations at August 1, 2020 (in thousands):

	Total	Fiscal 2020	Fiscal 2021 and Fiscal 2022	Fiscal 2023 and Fiscal 2024	Thereafter
Operating lease liabilities, including imputed interest (1)	$363,030	$46,081	$139,733	$101,479	$75,737
Purchase obligations (2)	$252,090	252,090	—	—	—
Total	$615,120	$298,171	$139,733	$101,479	$75,737

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

Off-Balance Sheet Arrangements

At August 1, 2020, we did not have any off-balance sheet arrangements.

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

A resurgence in the spread of COVID-19, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We could also experience store closures on a regional basis, like we have seen in California beginning at the end of the second quarter of 2020. We may face long term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

With store closures withstanding, consumer fears about becoming ill with the virus may persist, adversely affecting traffic to our stores. Consumer spending may also be negatively impacted by general economic downturn and decreased consumer confidence resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our ecommerce channel. The potential reduction in consumer visits to our stores, caused by COVID-19, and any decreased spending at retail stores or online caused by a lack of consumer confidence and spending following the pandemic, could result in a loss of sales and profits.

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

Labor is one of the primary components in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, mandated safety protocols, or other employee benefits costs may adversely impact our operating profit.  A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses.  Furthermore, inconsistent increases in state and or city minimum wage requirements limit our ability to increase prices across all markets and channels.  Additionally, we are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims.  There is no assurance that future health care legislation will not adversely impact our results or operations.

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

Our market risk profile at August 1, 2020 has not significantly changed since February 1, 2020. Our market risk profile at February 1, 2020 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended August 1, 2020.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 1, 2020 (unaudited) and February 1, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended August 1, 2020 and August 3, 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 1, 2020 and August 3, 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 1, 2020 and August 3, 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2020 and August 3, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 10, 2020	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)