Form 10-Q
period 2020-10-31
Zumiez Inc
filed 2020-12-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

At November 28, 2020, there were 25,475,730 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at October 31, 2020 (unaudited) and February 1, 2020	3

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2020 and November 2, 2019	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 31, 2020 and November 2, 2019	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 31, 2020 and November 2, 2019	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and November 2, 2019	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

Signature			34

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2020	February 1, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$84,939	$52,428
Marketable securities	231,234	198,768
Receivables	19,301	16,841
Inventories	160,961	135,095
Prepaid expenses and other current assets	9,240	9,456
Total current assets	505,675	412,588
Fixed assets, net	101,820	113,051
Operating lease right-of-use assets	273,796	301,784
Goodwill	59,540	57,099
Intangible assets, net	15,329	14,564
Deferred tax assets, net	8,192	6,303
Other long-term assets	9,802	8,869
Total long-term assets	468,479	501,670
Total assets	$974,154	$914,258

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$84,069	$47,787
Accrued payroll and payroll taxes	25,603	23,653
Income taxes payable	8,402	4,686
Operating lease liabilities	72,526	61,800
Other liabilities	25,327	21,784
Total current liabilities	215,927	159,710
Long-term operating lease liabilities	255,160	284,717
Other long-term liabilities	3,881	3,745
Total long-term liabilities	259,041	288,462
Total liabilities	474,968	448,172
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,472 shares issued and outstanding at October 31, 2020 and 25,828 shares issued and outstanding at February 1, 2020	167,119	161,458
Accumulated other comprehensive loss	(5,165)	(12,591)
Retained earnings	337,232	317,219
Total shareholders’ equity	499,186	466,086
Total liabilities and shareholders’ equity	$974,154	$914,258

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$270,952	$264,022	$659,116	705,376
Cost of goods sold	165,146	169,446	438,724	467,140
Gross profit	105,806	94,576	220,392	238,236
Selling, general and administrative expenses	67,941	70,266	177,263	201,285
Operating profit	37,865	24,310	43,129	36,951
Interest income, net	769	1,002	2,637	2,652
Other income, net	86	275	584	987
Earnings before income taxes	38,720	25,587	46,350	40,590
Provision for income taxes	9,581	6,408	12,920	11,593
Net income	$29,139	$19,179	$33,430	28,997
Basic earnings per share	$1.17	$0.76	$1.34	1.15
Diluted earnings per share	$1.16	$0.75	$1.32	1.14
Weighted average shares used in computation of earnings per share:
Basic	24,864	25,231	24,913	25,173
Diluted	25,219	25,560	25,271	25,480

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$29,139	$19,179	$33,430	$28,997
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(1,802)	817	6,359	(2,881)
Net change in unrealized (loss) gain on available-for-sale debt securities	(240)	10	1,067	358
Other comprehensive (loss) income, net	(2,042)	827	7,426	(2,523)
Comprehensive income	$27,097	$20,006	$40,856	$26,474

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026
Net income	—	—	—	29,139	29,139
Other comprehensive loss, net	—	—	(2,042)	—	(2,042)
Issuance and exercise of stock-based awards	22	414	—	—	414
Stock-based compensation expense	—	1,649	—	—	1,649
Balance at October 31, 2020	25,472	$167,119	$(5,165)	$337,232	$499,186

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 3, 2019	25,770	$156,625	$(12,574)	$260,156	$404,207
Net income	—	—	—	19,179	19,179
Other comprehensive income, net	—	—	827	—	827
Issuance and exercise of stock-based awards	35	1,021	—	—	1,021
Stock-based compensation expense	—	1,605	—	—	1,605
Balance at November 2, 2019	25,805	$159,251	$(11,747)	$279,335	$426,839

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	33,430	33,430
Other comprehensive income, net	—	—	7,426	—	7,426
Issuance and exercise of stock-based awards	338	866	—	—	866
Stock-based compensation expense	—	4,795	—	—	4,795
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at October 31, 2020	25,472	$167,119	$(5,165)	$337,232	$499,186

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	28,997	28,997
Other comprehensive loss, net	—	—	(2,523)	—	(2,523)
Issuance and exercise of stock-based awards	284	1,366	—	—	1,366
Stock-based compensation expense	—	4,819	—	—	4,819
Cumulative effect of accounting change under ASC 842	—	—	—	(6,276)	(6,276)
Balance at November 2, 2019	25,805	$159,251	$(11,747)	$279,335	$426,839

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income	$33,430	$28,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	17,909	18,776
Noncash lease expense	45,797	42,960
Deferred taxes	(2,155)	29
Stock-based compensation expense	4,795	4,819
Impairment of long-lived assets	4,443	123
Other	(430)	(562)
Changes in operating assets and liabilities:
Receivables	(1,030)	3,190
Inventories	(24,856)	(54,687)
Prepaid expenses and other assets	532	(934)
Trade accounts payable	36,196	38,186
Accrued payroll and payroll taxes	1,711	971
Income taxes payable	2,629	(2,586)
Operating lease liabilities	(40,945)	(45,512)
Other liabilities	3,728	(4,316)
Net cash provided by operating activities	81,754	29,454
Cash flows from investing activities:
Additions to fixed assets	(7,488)	(13,871)
Purchases of marketable securities and other investments	(135,515)	(165,912)
Sales and maturities of marketable securities and other investments	104,742	132,974
Net cash used in investing activities	(38,261)	(46,809)
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	959	1,604
Payments for tax withholdings on equity awards	(93)	(238)
Common stock repurchased	(13,417)	—
Net cash (used in) provided by financing activities	(12,551)	1,366
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,899	(242)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,841	(16,231)
Cash, cash equivalents, and restricted cash, beginning of period	58,991	54,271
Cash, cash equivalents, and restricted cash, end of period	$91,832	$38,040
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$11,933	$14,024
Accrual for purchases of fixed assets	346	1,412

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At October 31, 2020, we operated 725 stores; 608 in the United States (“U.S.”), 52 in Canada, 53 in Europe, and 12 in Australia.

Beginning in mid-March, we experienced global store closures as a result of a novel strain of coronavirus (“COVID-19”) that extended for a significant portion of March and April. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter, with 68.4% of stores re-opened at the end of the first quarter and 89.6% open and operating by the end of the second quarter. During the third fiscal quarter, on an aggregate basis our stores were open approximately 94.7% of the possible days across the business with limited closures.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended October 31, 2020 and November 2, 2019 were 13-week periods. The nine months ended October 31, 2020 and November 2, 2019 were 39-week periods.

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

COVID-19— In December 2019, COVID-19 was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate between March 16, 2020 and March 19, 2020. We began gradually re-opening stores at the end of the first fiscal quarter and into the second fiscal quarter. During the third fiscal quarter, we were open and operating for approximately 94.7% of the possible days across our global stores. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during the nine months ended October 31, 2020 and are expected to create continued volatility in our results through the balance of the year and potentially into 2021.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. This in turn may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. Uncertainties in the global economy could impact the financial viability of our suppliers, vendors and other business partners, which could interrupt our supply chain, limit our ability to sell to our consumer and require other changes to our operations. These and other factors could adversely impact our net revenues, operating income, earnings per share and other financial measures.

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

	October 31, 2020	February 1, 2020
Cash and cash equivalents	$84,939	$52,428
Restricted cash included in other long-term assets	6,893	6,563
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$91,832	$58,991

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

Zumiez evaluates its long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in the Company recording $2.3 million and $4.4 million of impairment charges related to long-lived assets and operating lease right-of-use assets in the three and nine months ended October 31, 2020, respectively.

We assess goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently if indicators of impairment arise. We perform this analysis at the reporting unit level by determining whether the fair value of a reporting unit is less than its carrying amount. Given the aforementioned circumstances surrounding COVID-19, we determined that a triggering event had, in fact, occurred. Based on our prior year fourth quarter impairment analysis, in which the fair values of all reporting units were in excess of their carrying amounts, we concluded that impairment was not needed. At this time, we do not believe that additional impairment of goodwill for the nine months ended October 31, 2020 is warranted; however, we are currently monitoring the ongoing negative effects of COVID-19 and if our results decline from our current estimates, we may incur future potential impairments.

Merchandise inventories are stated at the lower of cost or net realizable value. We record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the three and nine months ended October 31, 2020, we recorded immaterial inventory write-offs as a result of excess inventory due to the temporary closure of our retail stores.

During the nine months ended October 31, 2020, we received COVID-19 related lease concessions and deferrals for certain stores in United States, Europe and Australia, generally correlating with the limited time period our stores were closed during stay-at-home mandates. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat COVID-19-related rent concessions as variable lease expense and lease deferrals as there is no change in the contract assuming they are short-term in nature. COVID-19 related rent concessions that are expected to extend well beyond the fiscal year or change the other terms in the lease are treated as lease modifications and a full re-valuation of the right-of-use asset and liability is performed.  We are having ongoing conversations with landlords in various markets to seek commercially reasonable lease concessions given the current environment.

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

In January 2017, the FASB issued a new standard simplifying the test for goodwill impairment.  The standard eliminates Step 2 from the goodwill impairment test. The standard requires entities perform the goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total goodwill allocated to that reporting unit. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  We do not expect this standard to have a material impact on our condensed consolidated financial statements.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
United States	$223,410	$221,800	$542,956	$592,556
Canada	16,920	16,657	37,384	40,817
Europe	27,712	23,199	70,519	65,360
Australia	2,910	2,366	8,257	6,643
Net sales	$270,952	$264,022	$659,116	$705,376

Net sales for the three months ended October 31, 2020 included a $1.9 million increase due to the change in foreign exchange rates, which consisted primarily of $1.7 million in Europe and $0.2 million in Australia. Net sales for the nine months ended October 31, 2020 included a $0.4 million increase due to the change in foreign exchange rates, which consisted of $1.1 million in Europe, partially offset by decreases of $0.6 million in Canada and $0.1 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.9 million at October 31, 2020 and $4.3 million at February 1, 2020, respectively. Deferred revenue related to our STASH loyalty program was $0.7 million at October 31, 2020 and $0.7 million at February 1, 2020, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	October 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$50,765	$—	$—	$50,765
Money market funds	32,374	—	—	32,374
Corporate debt securities	1,800	—	—	1,800
Total cash and cash equivalents	84,939	—	—	84,939
Marketable securities:
U.S. treasury and government agency securities	35,044	332	(39)	35,337
Corporate debt securities	169,434	2,378	(32)	171,780
State and local government securities	23,872	254	(9)	24,117
Total marketable securities	$228,350	$2,964	$(80)	$231,234

	February 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$34,233	$—	$—	$34,233
Money market funds	9,850	—	—	9,850
Corporate debt securities	8,345	—	—	8,345
Total cash and cash equivalents	52,428	—	—	52,428
Marketable securities:
U.S. treasury and government agency securities	25,452	142	(2)	25,592
Corporate debt securities	148,608	1,121	—	149,729
State and local government securities	22,310	207	—	22,517
Variable-rate demand notes	930	—	—	930
Total marketable securities	$197,300	$1,470	$(2)	$198,768

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$9,935	$(39)	$—	$—	$9,935	$(39)
Corporate debt securities	26,811	(32)	—	—	26,811	(32)
State and local government securities	8,283	(9)	—	—	8,283	(9)
Total marketable securities	$45,029	$(80)	$—	$—	$45,029	$(80)

	February 1, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$567	$(2)	$—	$—	$567	$(2)
Total marketable securities	$567	$(2)	$—	$—	$567	$(2)

We did not record a realized loss for other-than-temporary impairments during the three and nine months ended October 31, 2020 or November 2, 2019.

4. Leases

At October 31, 2020, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At October 31, 2020, the weighted-average of the remaining lease term was 5.5 years and the weighted-average discount rate was 3.1%.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease expense	$18,004	$17,573	$53,520	$52,232
Variable lease expense	1,034	1,433	2,485	3,672
Total lease expense (1)	$19,038	$19,006	$56,005	$55,904

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(40,945)	$(45,512)
Right-of-use assets obtained in exchange for new operating lease liabilities	17,452	49,263

At October 31, 2020, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2020	$23,684
Fiscal 2021	76,532
Fiscal 2022	67,076
Fiscal 2023	56,546
Fiscal 2024	48,360
Thereafter	82,658
Total minimum lease payments	354,856
Less: interest	(27,170)
Present value of lease obligations	327,686
Less: current portion	(72,526)
Long-term lease obligations (1)	$255,160

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At October 31, 2020, we have excluded from the table above $0.5 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2020.

5. Commitments and Contingencies

Purchase Commitments—At October 31, 2020, we had outstanding purchase orders to acquire merchandise from vendors of $248.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at October 31, 2020 and February 1, 2020 was $2.3 million and $1.9 million.

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

There were no borrowings outstanding under the credit facility at October 31, 2020 and February 1, 2020. We had open letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at October 31, 2020 and no open commercial letters of credit outstanding at February 1, 2020.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.5 million), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the secured credit agreement at October 31, 2020.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,374	$—	$—
Corporate debt securities	—	1,800	—
Marketable securities:
U.S. treasury and government agency securities	—	35,337	—
Corporate debt securities	—	171,780	—
State and local government securities	—	24,117	—
Other long-term assets:
Money market funds	6,893	—	—
Total	$39,267	$233,034	$—

	February 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,850	$—	$—
Corporate debt securities	—	8,345	—
Marketable securities:
U.S. treasury and government agency securities	—	25,592	—
Corporate debt securities	—	149,729	—
State and local government securities	—	22,517	—
Variable-rate demand notes	—	930	—
Other long-term assets:
Money market funds	1,711	—	—
Total	$11,561	$207,113	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three and nine months ended October 31, 2020, we recognized $2.3 million and $4.4 million, respectively, of impairment losses related to fixed assets and operating lease right-of-use assets. During the three and nine months ended November 2, 2019, we recognized no impairment and $0.1 million, respectively, on fixed assets and operating lease right-of-use assets.

8. Stockholders’ Equity

Share Repurchase—On December 4, 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 30, 2021, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs. As of October 31, 2020, there remains $86.6 million available to repurchase common stock under the share repurchase program.

There were no common stock repurchases during the three months ended October 31, 2020. The following table summarizes common stock repurchase activity during the nine months ended October 31, 2020 (in thousands, except per share amounts):

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

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss and the adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended October 31, 2020:
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)
Other comprehensive loss, net (1)	(1,802)	(240)	(2,042)
Balance at October 31, 2020	$(7,337)	$2,172	$(5,165)
Three months ended November 2, 2019:
Balance at August 3, 2019	$(12,968)	$394	$(12,574)
Other comprehensive income, net (1)	817	10	827
Balance at November 2, 2019	$(12,151)	$404	$(11,747)

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale investments	Accumulated other comprehensive loss
Nine months ended October 31, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (1)	6,359	1,067	7,426
Balance at October 31, 2020	$(7,337)	$2,172	$(5,165)
Nine months ended November 2, 2019:
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(2,881)	358	(2,523)
Balance at November 2, 2019	$(12,151)	$404	$(11,747)

(1)

Other comprehensive income (loss) is net of immaterial taxes for the three and nine months ended October 31, 2020 and November 2, 2019 for net unrealized gains on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of goods sold	$344	$306	$991	$952
Selling, general and administrative expenses	1,305	1,299	3,804	3,867
Total stock-based compensation expense	$1,649	$1,605	$4,795	$4,819

At October 31, 2020, there was $9.8 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2020	541	$22.82
Granted	317	$19.36
Vested	(221)	$22.18
Forfeited	(28)	$21.37
Outstanding at October 31, 2020	609	$21.32	$17,065

We had 0.4 million stock options outstanding at October 31, 2020 with a weighted average exercise price of $22.13 and 0.3 million stock options outstanding at February 1, 2020 with a weighted average exercise price of $23.38.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$29,139	$19,179	$33,430	$28,997
Weighted average common shares for basic earnings per share:	24,864	25,231	24,913	25,173
Dilutive effect of stock options and restricted stock	355	329	358	307
Weighted average common shares for diluted earnings per share:	25,219	25,560	25,271	25,480
Basic earnings per share	$1.17	$0.76	$1.34	$1.15
Diluted earnings per share	$1.16	$0.75	$1.32	$1.14

There were fewer than 0.1 million anti-dilutive common shares related to stock-based awards for the three and nine months ended October 31, 2020 and no anti-dilutive common shares related to stock-based awards for the three and nine months ended November 2, 2019.

11. Subsequent Events

On December 2, 2020, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This repurchase authorization replaces the previously approved repurchase program and is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors.

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

Fiscal 2020 is the 52-week period ending January 30, 2021. Fiscal 2019 was the 52-week period ending February 1, 2020. The first nine months of fiscal 2020 was the 39-week period ended October 31, 2020. The first nine months of fiscal 2019 was the 39-week period ended November 2, 2019.

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

Results of Operations

In December 2019, a strain of coronavirus (COVID-19) was first identified. Since then, COVID-19 has surfaced in almost all regions around the world. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the end of May 2020. We began gradually re-opening physical retail stores at the end of the first fiscal quarter and into the second fiscal quarter with the majority of our stores opened throughout the third fiscal quarter. Since the initial closure of stores, we have carefully monitored our locations on a store by stores basis and gradually reopened in cities where state, county or local rules have allowed such opening and where we have determined that it is safe to do so. The impacts of COVID-19 have resulted in material fluctuations to the financial results of our business during the nine months ended October 31, 2020 and are expected to create continued volatility in our results through the balance of the year and potentially into 2021.

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.0	64.2	66.6	66.2
Gross profit	39.0	35.8	33.4	33.8
Selling, general and administrative expenses	25.0	26.6	26.9	28.6
Operating profit	14.0	9.2	6.5	5.2
Interest and other income, net	0.3	0.5	0.5	0.6
Earnings before income taxes	14.3	9.7	7.0	5.8
Provision for income taxes	3.5	2.4	1.9	1.7
Net income	10.8%	7.3%	5.1%	4.1%

As part of the COVID-19 response, the Company has lowered operating costs, including reduced payroll costs through lower operating hours, governmental assistance, negotiated rent relief with landlords, reduced travel, marketing and other non-essential items, reduced capital spend by delaying or cancelling select projects, paused national training events, extended payment terms for both merchandise and non-merchandise vendor invoices, and effectively paused share repurchases. The Company ended the quarter with $316.2 million in cash and short-term investments and no debt.

Three Months (13 weeks) Ended October 31, 2020 Compared With Three Months (13 weeks) Ended November 2, 2019

Net Sales

Net sales were $271.0 million for the three months ended October 31, 2020 compared to $264.0 million for the three months ended November 2, 2019, an increase of $7.0 million or 2.6%. The increase in sales was primarily driven by the continued strength of our ecommerce demand, partially offset by continued stores closures and restrictions due to the COVID-19 pandemic. For the quarter, our stores were open approximately 94.7% of the possible days. Comparable sales for retail stores locations open in the third quarter, as well as our ecommerce business, increased 8.1% or $20.0 million. This increase was partially offset by a decrease of $14.9 million due primarily to store closures during the three months ended October 31, 2020.

Comparable sales increased by $20.0 million or 8.1% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in both units per transaction and average unit retail. By channel, comparable stores sales were up 2.2% and comparable ecommerce sales were up 39.6%. By category, comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, accessories, and women’s clothing, partially offset by a decrease in footwear.

By region, North America sales increased $1.9 million or 0.8% and other international sales (which consists of Europe and Australia sales) increased $5.1 million or 19.8% for the three months ended October 31, 2020 compared to the three months ended November 2, 2019. Excluding the impact of changes in foreign exchange rates, North America sales increased $1.9 million or 0.8% and other international sales increased $3.2 million or 12.5% for the three months ended October 31, 2020 compared to the three months ended November 2, 2019.

Gross Profit

Gross profit was $105.8 million for the three months ended October 31, 2020 compared to $94.6 million for the three months ended November 2, 2019, an increase of $11.2 million, or 11.9%.  As a percent of net sales, gross profit increased 320 basis points for the three months ended October 31, 2020 to 39.0%. The increase was primarily driven by a 170 basis point increase in product margin, a 150 basis point decrease in inventory shrinkage, and a 30 basis point decrease in store occupancy costs. This was partially offset by a 40 basis point increase in web shipping costs due to increased web activity, however leveraged to the prior year when compared to total shipped sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $67.9 million for the three months ended October 31, 2020 compared to $70.3 million for the three months ended November 2, 2019, a decrease of $2.4 million, or 3.5%. SG&A expenses as a percent of net sales decreased 160 basis points for the three months ended October 31, 2020 to 25.0%. The decrease was primarily driven by a 90 basis point decrease in our store wages, 40 basis point leverage in other store costs, a 40 basis point decrease in corporate costs, a 30 basis point decrease due to governmental payroll credits, and a 30 basis point decrease in national training and recognition events costs. This was partially offset by a 40 basis point increase in annual discretionary incentive compensation and a 30 basis point increase in impairment on fixed assets.

Net Income

Net income for the three months ended October 31, 2020 was $29.1 million, or $1.16 earnings per diluted share, compared with net income of $19.2 million, or $0.75 earnings per diluted share, for the three months ended November 2, 2019.  Our effective income tax rate for the three months ended October 31, 2020 was a 24.7% provision for income taxes compared to a 25.0% provision for income taxes for the three months ended November 2, 2019. The decrease in effective income tax rate was primarily due to a reduction in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

Nine Months (39 weeks) Ended October 31, 2020 Compared With Nine Months (39 weeks) Ended November 2, 2019

Net Sales

Net sales were $659.1 million for the nine months ended October 31, 2020 compared to $705.4 million for the nine months ended November 2, 2019, a decrease of $46.3 million or 6.6%. The decrease in sales was primarily driven by the closure of our physical retail across the world due to the impact of COVID-19 of $154.7 million. For the year, our stores were open approximately 72.8% of the possible days. This decrease was partially offset by a $101.6 million increase in comparable sales driven by the increase in ecommerce sales as well as the performance of our physical stores upon re-opening.

Comparable sales increased by $101.6 million or 18.8% primarily driven by an increase in comparable transactions and dollars per transaction.  Dollars per transaction increased due to an increase in both units per transaction and average unit retail. By channel, comparable stores sales were up 8.0% and comparable ecommerce sales were up 65.0%. By category, comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, accessories and women’s clothing, partially offset by a decrease in footwear.

By region, North America sales decreased $53.1 million or 8.4% and other international sales (which consists of Europe and Australia sales) increased $6.8 million or 9.4% for the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. Excluding the impact of changes in foreign exchange rates, North America sales decreased $52.5 million or 8.3% and other international sales increased $5.8 million or 8.1% for the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019.

Gross Profit

Gross profit was $220.4 million for the nine months ended October 31, 2020 compared to $238.2 million for the nine months ended November 2, 2019, a decrease of $17.8 million, or 7.5%.  As a percent of net sales, gross profit decreased 40 basis points for the nine months ended October 31, 2020 to 33.4%. The decrease was primarily driven by a 130 basis point increase in web fulfillment and shipping costs due to increased web activity as a result of COVID-19, however leveraged to the prior year when compared to total shipped sales and a 100 basis point increase in our store occupancy costs due to the continuation of rent charges without associated sales during our period of store closures. This was partially offset by a 110 basis point increase in product margin and an 80 basis point decrease in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $177.3 million for the nine months ended October 31, 2020 compared to $201.3 million for the nine months ended November 2, 2019, a decrease of $24.0 million, or 11.9%. SG&A expenses as a percent of net sales decreased 170 basis points for the nine months ended October 31, 2020 to 26.9%. The decrease was primarily driven by an 80 basis points decrease due to governmental payroll credits, a 70 basis point decrease in our store wages, a 30 basis point decrease in corporate costs, a 30 basis point decrease in national training and recognition events, and a 20 basis point decrease in annual discretionary incentive compensation. This was partially offset by a 20 basis point deleverage in corporate wages, a 20 basis point increase in impairment on fixed assets, and a 20 basis point increase in store costs as a result of deleverage on the sales decline due to COVID-19.

Net Income

Net income for the nine months ended October 31, 2020 was $33.4 million, or $1.32 earnings per diluted share, compared with net income of $29.0 million, or $1.14 earnings per diluted share, for the nine months ended November 2, 2019.  Our effective income tax rate for the nine months ended October 31, 2020 was a 27.9% provision for income taxes compared to a 28.6% provision for income taxes for the nine months ended November 2, 2019. The decrease in effective income tax rate was primarily due to a reduction in net losses in certain jurisdictions.

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

During fiscal 2020, we expect to spend approximately $10 million to $11 million on capital expenditures, which is down from $18 million to $20 million, which we reported in March 2020. The majority of our capital expenditures will relate to leasehold improvements and fixtures for the approximately 13 new stores we remain on track to open in fiscal 2020 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2020 will not be different from the number of stores we plan to open, or that actual fiscal 2020 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $52.3 million to $81.8 million provided by operating activities for the nine months ended October 31, 2020 from $29.5 million provided by operating activities for the nine months ended November 2, 2019. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Net cash from operating activities increase included cash deferment of $53.0 million composed of lower inventory levels, landlord payments, extended vendor payment terms, and payroll tax payments as well as net income improvements related to abatements, credits and expense reductions. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $38.3 million for the nine months ended October 31, 2020 related to $30.8 million in net purchases of marketable securities and $7.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash used in investing activities was $46.8 million for the nine months ended November 2, 2019, related to $32.9 million in net purchases of marketable securities in addition to $13.9 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2020 was $12.6 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.9 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the nine months ended November 2, 2019 was $1.4 million, related to $1.6 million proceeds from the issuance and exercise of stock-based awards partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were open letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at October 31, 2020 and no borrowings or open letters of credit outstanding at February 1, 2020.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.5 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the credit agreement at October 31, 2020.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 31, 2020.  The following table summarizes the total amount of future payments due under our contractual obligations at October 31, 2020 (in thousands):

	Total	Fiscal 2020	Fiscal 2021 and Fiscal 2022	Fiscal 2023 and Fiscal 2024	Thereafter
Operating lease liabilities, including imputed interest (1)	$354,856	$23,684	$143,608	$104,906	$82,658
Purchase obligations (2)	$247,974	244,349	3,625	—	—
Total	$602,830	$268,033	$147,233	$104,906	$82,658

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

Off-Balance Sheet Arrangements

At October 31, 2020, we did not have any off-balance sheet arrangements.

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

The novel coronavirus disease (COVID-19) global pandemic could continue to have a material adverse impact on our business.

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

A resurgence in the spread of COVID-19, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We could also experience store closures on a regional basis, like we have seen in California beginning at the end of the second quarter of 2020. We may face long term store closure requirements or restrictions in allowed store capacity or occupancy and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

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

Our market risk profile at October 31, 2020 has not significantly changed since February 1, 2020. Our market risk profile at February 1, 2020 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended October 31, 2020.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 31, 2020 (unaudited) and February 1, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2020 and November 2, 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 31, 2020 and November 2, 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 31, 2020 and November 2, 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and November 2, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 7, 2020	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)