Form 10-K
period 2021-01-30
Zumiez Inc
filed 2021-03-15
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZUMZ	Nasdaq Global Select

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 1, 2020, was $483,857,359.  At March 8, 2021, there were 25,619,769 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 2, 2021, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2021 will be the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021.  Fiscal 2019 was the 52 week period ending February 1, 2020.  Fiscal 2018 was the 52 week period ending February 2, 2019.  Fiscal 2017 was the 53 week period ending February 3, 2018. Fiscal 2016 was the 52 week period ending January 28, 2017.

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

We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 30, 2021, we operated 721 stores; 602 in the United States (“U.S.”), 52 in Canada, 54 in Europe and 13 in Australia.

We acquired Blue Tomato in fiscal 2012.  Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods.  We acquired Fast Times Skateboarding (“Fast Times”) in fiscal 2016. Fast Times is an Australian leading specialty retailer of hardgoods, accessories, apparel and footwear.

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

Over our 42-year history, we have developed a corporate culture based on a passion for serving our customers through the lens of action sports, streetwear and other unique lifestyles. We have increased our earnings from $1.04 in fiscal 2015 to $3.00 in fiscal 2020, representing a 23.6% compound annual growth rate; and been profitable in every fiscal year of our 42-year history.

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

Growth Strategy

We intend to expand our presence as a leading global specialty retailer of action sports, streetwear, and other unique lifestyles by:

Continuing to Generate Sales Growth through Existing Channels.  We seek to maximize our comparable sales through our integrated store and online shopping experiences and offering our customers a broad and relevant selection of brands and products, including a unique customer experience through each interaction with our brand. We believe in driving to the optimum store count in each physical geography that we operate in and optimizing comparable sales within these markets between physical and digital to drive total trade area sales growth.

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

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides select store expansion opportunities, particularly within our international markets.  During the last three fiscal years, we have opened 41 new stores consisting of 12 stores in fiscal 2020, 16 stores in fiscal 2019 and 13 stores in fiscal 2018.  We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 22 new stores in fiscal 2021, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 9.4%, 13.9% and 12.4% of our net sales in fiscal 2020, 2019 and 2018, respectively.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2020, 2019 and 2018, our private label merchandise represented 11.4%, 11.3% and 13.1% of our net sales, respectively.

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy.  We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions.  We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management.  We coordinate inventory levels in connection with individual stores’ sales strength, our promotions and seasonality. We utilize a localized fulfillment strategy to fulfill the majority of our ecommerce orders through our stores to enhance customer experience, maximize inventory productivity and reduce shipping time.

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

Stores

Store Locations. At January 30, 2021, we operated 721 stores in the following locations:

United States and Puerto Rico - 602 Stores
Alabama	4	Indiana	10	Nebraska	3	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	12	Kansas	3	New Jersey	20	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	89	Louisiana	6	New York	33	Texas	50
Colorado	19	Maine	3	Nevada	9	Utah	14
Connecticut	10	Maryland	11	North Carolina	13	Vermont	1
Delaware	4	Massachusetts	10	North Dakota	4	Virginia	14
Florida	35	Michigan	13	Ohio	13	Washington	23
Georgia	13	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	13
Idaho	6	Missouri	7	Pennsylvania	23	Wyoming	2
Illinois	18	Montana	5	Puerto Rico	5

Canada - 52 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	25

Europe - 54 Stores
Austria	15
Germany	25
Switzerland	8
Netherlands	3
Finland	3

Australia - 13 Stores
Victoria	6
Queensland	3
South Australia	2
New South Wales	2

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed (1)	Total Number of Stores End of Year
2020	12	9	721
2019	16	5	718
2018	13	4	707

(1)	Store closures above do not include short-term closures in fiscal 2020 due to the impact of the novel coronavirus (“COVID-19”) pandemic.

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At January 30, 2021, our stores averaged approximately 2,946 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Internationally, we operate a distribution centers located in Delta, Canada, Graz, Austria, and Melbourne, Australia to support our operations in Canada, Europe and Australia, respectively. Each of our international entities are progressing toward full localized fulfillment and are in various states of implementation.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2020, approximately 60% of our net sales occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At January 30, 2021, we employed approximately 2,300 full-time and approximately 6,500 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

We believe in delivering quality employment experiences at all levels within the Company.  In that regard, every year we create thousands of career opportunities in our stores for individuals who are just beginning their professional careers and who are driven to develop new skills in an environment centered around teaching and learning. Many of these opportunities are provided to our part-time sales associates, who on average are approximately 19 years of age, and are often furthering their career through concurrent education and/or additional employment opportunities.

The Zumiez culture is built on a set of shared values that have been in place since the inception of the business. These shared values include empowered managers, teaching and learning, competition, and fairness and honesty.  Our culture strives to integrate quality teaching and learning experiences throughout the organization. We do this through a comprehensive training program, which primarily focuses on sales and customer service training. Our training programs have been developed internally and are almost exclusively taught internally by Zumiez employees to Zumiez employees. The training programs have been developed to empower our managers to make good retail decisions.

We believe Zumiez is a place where people have a voice, will be heard, and have bias-free opportunities.  Accordingly, our work place is built upon the foundation of equity and inclusion where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back and empowering others.  In this regard, the Company aims to be an inclusive reflection of its customers, employees, and business partners.  Pay equity, employees being paid equally for equal work, without regard for race or gender, is a base line component of this focus on equity and inclusion.

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

The novel coronavirus (COVID-19) global pandemic could continue to have a material impact on our business.

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

A resurgence in the spread of COVID-19, or its variants, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We could also experience store closures on a regional basis, like we have seen in California beginning at the end of the second quarter of 2020. We may face long term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

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

A rise in the spread of COVID-19 also has the potential to significantly impact our supply chain if manufacturers of our products, distribution centers where we manage our inventory, or operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages.

Due to the seasonality of our business, widespread closures during peak shopping periods could disproportionally impact financial results. The inability to effectively adapt to changes in consumer behavior could result in excess inventory and adversely impact financial results. We may experience adverse effects of prolonged operating restrictions related to in-person marketing and training events.

The COVID-19 pandemic’s impact on macroeconomic conditions could alter the functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

The extent of the impact of the COVID-19 global pandemic on our business remains uncertain and difficult to predict, given the innumerable unknowns regarding the duration and severity of the pandemic.

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

Most of our merchandise is produced by manufacturers around the world. Some of these facilities are located in regions that may be affected by natural disasters, public health concerns, or emergencies, such as COVID-19 and other communicable diseases or viruses, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations.  This includes costs to comply with regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, which may affect the sourcing and availability of raw materials used by manufacturers and subject us to increased costs associated with our products, processes or sources of our inputs.  Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures.

A decrease in consumer traffic could cause our sales to be less than expected.

We depend heavily on generating customer traffic to our stores and websites.  This includes locating many of our stores in prominent locations within successful shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of a mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations.  In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent.  If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations.  Additionally, we may experience other risks associated with operating leases, such as lease termination or impairment of operating lease right-of-use assets. These risks may include circumstances that are not within our control, such as changes in fair market rent. Furthermore, we depend on generating increased traffic to our ecommerce business and converting that traffic into sales. This requires us to achieve expected results from our marketing and social media campaigns, accuracy of data analytics, reliability of our website, network, and transaction processing and a high-quality online customer experience. Our sales volume and customer traffic in our stores and on our websites generally could be adversely affected by, among other things, economic downturns, competition from other ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located. Also, geopolitical events, including the threat of terrorism, or widespread health emergencies, such as COVID-19 and other communicable diseases, viruses, or pandemics, could cause people to avoid our stores in shopping malls and alter consumer trends. An uncertain economic outlook or continued bankruptcies of mall-based retailers could curtail new shopping mall development, decrease shopping mall and ecommerce traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely.  A reduction in consumer traffic to our stores or websites could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to meet the requirements to adequately maintain the privacy and security of personal data and business information, we may be subjected to adverse publicity, litigation and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. If we fail to maintain or adequately maintain security systems, devices and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary and personally identifiable information, we may be subject to additional risk of adverse publicity, litigation or significant expense. Nevertheless, if unauthorized parties gain access to our networks, systems or databases, they may be able to steal, publish, delete or modify confidential information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business.  This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation.  Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees and engage third-parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions and financial exposure, which could adversely affect our retail operations.

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

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor and environmental practices of our vendors and these manufacturers.  The violation of labor, safety, environmental and/or other laws and standards by any of our vendors or these manufacturers, or the divergence of the labor and environmental practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our reputation, financial condition and results of operations.  In that regard, most of the products we sell are manufactured internationally, primarily in Asia, Mexico and Central America, which may increase the risk that the labor and environmental practices followed by the manufacturers of these products may differ from those considered acceptable in the U.S.

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

In the U.S., we rely on a single distribution center located in Corona, California to receive, store and distribute the vast majority of our merchandise to our domestic stores.  Internationally, we operate a combined distribution and ecommerce fulfillment center located in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  We operate a distribution center located in Delta, British Columbia, Canada to distribute our merchandise to our Canadian stores. We operate a distribution and ecommerce fulfillment center located in Melbourne, Australia to distribute our merchandise to our Australian stores.  Additionally, we are headquartered in Lynnwood, Washington.  As a result, unforeseen events, including war, terrorism, other political instability or conflicts, riots, public health issues (including widespread/pandemic illnesses such as coronavirus and other communicable diseases or viruses), a natural disaster or other catastrophic event that affects one of the regions where we operate these centers or our home office could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

All of our stores are occupied under operating leases and encompassed approximately 2.1 million total square feet at January 30, 2021.

We own approximately 356,000 square feet of land in Lynnwood, Washington on which we own a 63,071 square foot home office. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada.  We lease a 112,112 square feet distribution and ecommerce fulfillment center in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe.  We lease a 10,010 square feet distribution and ecommerce fulfillment center in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 30, 2021, there were 25,599,296 shares of common stock outstanding.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 30, 2016 and ending on January 30, 2021.  The comparison assumes $100 was invested on January 30, 2016 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/30/16
1/28/17
2/3/18
2/2/19
2/1/20
1/30/21
Zumiez Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/30/16 in stock or 1/31/16 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21

Zumiez	100.00	104.09	113.47	138.82	172.11	237.88
NASDAQ Composite	100.00	123.23	164.43	163.31	207.46	298.92
NASDAQ Retail Trade	100.00	122.34	183.73	203.67	234.29	377.44

Holders of the Company’s Capital Stock

We had approximately 11 shareholders of record as of March 8, 2021.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended January 30, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
November 1, 2020—November 28, 2020	—	$—	—	$—
November 29, 2020—January 2, 2021 (2)	2	36.01	—	—
January 3, 2021—January 30, 2021	—	—	—	—
Total	2		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2020, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock.  This program is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors.  At January 30, 2021, there remains $100.0 million available for share repurchase under the current share repurchase program.

(2)

During the thirteen weeks ended January 30, 2021, 1,703 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal 2020 (1)	Fiscal 2019 (2)	Fiscal 2018 (3)	Fiscal 2017 (4)	Fiscal 2016 (5)
Statement of Operations Data (in thousands, except per share data):
Net sales	$990,652	$1,034,129	$978,617	$927,401	$836,268
Cost of goods sold	640,637	667,566	642,681	617,527	561,266
Gross profit	350,015	366,563	335,936	309,874	275,002
Selling, general and administrative expenses	253,077	280,756	274,858	261,114	235,259
Operating profit	96,938	85,807	61,078	48,760	39,743
Interest income, net	3,518	3,654	1,692	495	32
Other income (expense), net	2,001	1,532	(440)	(852)	449
Earnings before income taxes	102,457	90,993	62,330	48,403	40,224
Provision for income taxes	26,230	24,112	17,125	21,601	14,320
Net income	$76,227	$66,881	$45,205	$26,802	$25,904
Earnings per share:
Basic	$3.06	$2.65	$1.81	$1.09	$1.05
Diluted	$3.00	$2.62	$1.79	$1.08	$1.04
Weighted average shares outstanding:
Basic	24,942	25,200	24,936	24,679	24,727
Diluted	25,398	25,535	25,212	24,878	24,908

Balance Sheet Data (in thousands):
Cash, cash equivalents and current marketable securities	$375,542	$251,196	$165,334	$121,905	$78,826
Working capital	339,825	252,878	234,067	179,916	137,766
Total assets (6)	998,364	914,258	534,190	499,510	426,683
Total long-term liabilities	250,316	288,462	40,626	44,348	46,035
Total shareholders’ equity	552,596	466,086	400,456	355,915	307,051

Other Financial Data (in thousands, except gross margin and operating margin):
Gross profit	35.3%	35.4%	34.3%	33.4%	32.9%
Operating margin	9.8%	8.3%	6.2%	5.2%	4.8%
Capital expenditures	$9,057	$18,818	$21,028	$24,062	$20,400
Depreciation, amortization and accretion	$24,059	$25,449	$27,316	$27,288	$27,916

Company Data:
Number of stores open at end of period	721	718	707	698	685
Comparable sales increase (decrease) (7)	13.6%	4.9%	5.6%	5.9%	(0.2%)
Net sales per store (8) (in thousands)	$1,365	$1,444	$1,385	$1,333	$1,235
Total store square footage (9) (in thousands)	2,124	2,106	2,072	2,041	2,009
Average square footage per store (10)	2,946	2,934	2,931	2,924	2,932
Net sales per square foot (11)	$465	$492	$474	$456	$420

(1)

Fiscal 2020 was a 52-week period. Included in the results for fiscal 2020 is the impact of the COVID-19 pandemic, which included global store short-term closures beginning in March 2020 with gradual re-opening of retail stores beginning at the end of the first quarter, as well as lower operating costs, occupancy abatements and governmental credits. For the year, our stores were open approximately 78.4% of the possible days. This is defined as the number of days stores were open, inclusive of all stores across the global business, divided by the total available days open for all stores globally. Store are available for exclusion if they were closed for longer than seven days due to the impact of COVID-19.

(2)

Fiscal 2019 was a 52-week period. Included in the results for fiscal 2019 is $2.0 million in net sales related to the recognition of deferred revenue due to changes in our STASH loyalty program estimated redemption rate.

(3)	Fiscal 2018 was a 52-week period. Included in the results for fiscal 2018 is $8.7 million in benefit from the impact of U.S. federal tax legislation.
(4)

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

(5)	Fiscal 2016 was a 52-week period.
(6)

Included in the total assets for fiscal 2020 and 2019 include presentation in accordance with ASC 842, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet. Refer to the lease accounting policy at Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

(7)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for more information about how we compute comparable sales. Stores closed due to the impact of COVID-19 were excluded from the comparable sales calculation if they were closed for longer than seven days.

(8)

Net sales per store represents net sales, including ecommerce sales, for the period divided by the average number of stores open during the period.  For purposes of this calculation, the average number of stores open during the period is equal to the sum of the number of stores open as of the end of each month during the fiscal year divided by the number of months in the fiscal year. We believe this is an appropriate way to measure productivity as our stores and web work together to serve the customer.

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

Fiscal 2020—A Review of This Past Year

Fiscal 2020 presented unprecedented challenges for retailers with significant impacts on customers and employees, long periods of store closures and operating restrictions related to the COVID-19 pandemic. Coming off of the strongest earnings in our history in fiscal 2019, we had positive momentum entering the first quarter of 2020.  In early March, however, we began to feel the impacts of COVID-19 which resulted in significantly reduced traffic and ultimately store closures across virtually all of the geographies in which we operate. During this time our focus remained centered on the customer with our teams working diligently to drive digital volume and maximize our localized fulfillment platform, while also working across the business to minimize expenses, preserve financial liquidity and maintain financial flexibility.  Actions taken included suspending hiring, laying off the majority of our part time staff, lowering operating costs including travel and other non-essential items, reducing capital spend by delaying projects, reducing planned inventory receipts, suspending rent payments, extending payment terms with our vendors and pausing our share repurchase program.  As we moved into the second quarter we started to open the majority of our stores and experienced higher than expected revenue driven by the efforts of our sales teams to connect with customers and take advantage of pent up demand from lockdowns.  We also benefited from a reduction in competition for discretionary spending given that many options, such as travel and entertainment, were unavailable or significantly restricted. Sales through the second quarter and ultimately back half of the year were in excess of expectations despite rolling store short-term closures, wide-spread operating restrictions, supply chain delays, a curtailed back to school as most students were attending virtually, capacity restrictions in peaks, lack of tourism and numerous other impacts to our business.

Overall, COVID-19 did have a meaningful, negative impact on the business as total sales were down 4.2% for the full year. All categories, other than hardgoods, were down in total sales.  Though total net sales were down for the year, operating margins increased 150 basis points from the fiscal 2019 on top of an improvement of 210 basis points in fiscal 2019.  These gains translated to $3.00 of diluted earnings per share, up from $2.62 in the prior year and represented the most profitable year in the history of our company. Overall fiscal 2020 earnings improvements were driven by significant gains in product margins, strong expense management, occupancy abatements and government credits primarily related to payroll that were able to offset the impacts of decreased sales.  We added 3 new stores in North America in fiscal 2020, down from 6 new stores added in fiscal 2019. During fiscal 2020, we also added 7 new Blue Tomato stores in Europe and 2 new Fast Times store in Australia and continue to have meaningful expansion opportunities in these areas.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms. We remain committed to serving the customer launching over 100 new brands in 2020. We have made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer and one channel expense structure which we believe was a critical asset in 2020 as more demand shifted to the digital channels in response to store closures.  We are continuing to deliver almost all of our online orders in North America from our stores, which has provided significant improvements in the speed of delivery to our customers. Internationally we continue to see deeper penetration of localized fulfillment and are in various stages of roll-out in different countries.  In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2020 compared to fiscal 2019:

	Fiscal 2020 (1)	Fiscal 2019	% Change
Net sales (in thousands)	$990,652	$1,034,129	-4.2%
Operating profit (in thousands)	$96,938	$85,807	13.0%
Operating margin	9.8%	8.3%
Diluted earnings per share	$3.00	$2.62	14.5%

(1)

The decrease in net sales was primarily due to widespread short-term store closures globally throughout the fiscal year due to the COVID-19 pandemic, partially offset by a 13.6% comparable sales increase and the net addition of 3 stores (12 new stores offset by 9 store closures). The increase in comparable sales was driven by an increase in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction and average unit retail.

Fiscal 2021—A Look At the Upcoming Year

We are entering fiscal 2021 having just come off an incredibly challenging year that resulted in our sales decreasing 4.2%, while still recording the strongest earnings in the history of our company.  We are currently planning 2021 with the expectation that we will continue to experience many of the challenges that impacted us in 2020, but with fewer store closures and restrictions as we move through the year.  Given the cadence of 2020, we are expecting the first quarter to be significantly stronger than 2020 while the second quarter and various elements of the back half of the year will be more challenging based on the increased competition for discretionary dollars and timing of normalized operational costs, including store payroll, travel, marketing events, and training, as overall COVID restrictions are reduced.

In fiscal 2021, our focus remains on serving the customer with strategic investments largely focused on enhancing the customer experience while increasing market share and creating operational efficiencies to drive operating margin expansion.  Given our significant cash position, we have the security to manage through potential difficulties while also investing strategically in important long-term initiatives. As we are within our targeted store count range in North America, we expect that store count will be roughly flat in the region. In Europe and Australia, however, we continue to believe we have growth opportunities and we are planning 22 new stores during fiscal 2021, up from 9 in 2020.

In fiscal 2021, considering our anticipated growth rate inclusive of the recapture of lost sales from store closures in 2020, we expect that we will be able to grow operating margins for the full year compared to fiscal 2020. It is important to note that we will also be looking to reintroduce costs that were cut in 2020 due to their importance to our long-term strategy, culture, and brand.  These costs will include many training and marketing related events that we were unable to execute in 2020 due to travel and other restrictions, department travel to connect our people and increased store hours as malls around the world move back to normal operations. Our year-end fiscal 2020 inventory was down 0.5% from year-end fiscal 2019.  In fiscal 2021, we anticipate inventory levels per square foot will grow slower than sales on the year as we apply learnings from 2020 to further increase inventory turns. Excluding any potential share buy-backs under the currently authorized program, we expect cash, short-term investments and working capital to increase, and do not anticipate any new long-term borrowings during the year. Long-term, we aim to grow sales annually and grow operating profit at a faster rate than sales by focusing on the changing consumer environment while managing our cost structure.

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

Results of Operations

In December 2019, a novel stain of coronavirus (COVID-19) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter, with the majority of our stores open through the third and fourth quarter. The impacts of COVID-19 have significantly impacted the financial results of our business during fiscal 2020 resulting in our stores being open approximately 78.4% of the possible days during the year. By quarter, our stores were open, on an aggregate basis, approximately 50.2%, 73.4%, 94.7% and 93.6%, respectively, of the possible days during each fiscal quarter.

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.7%	64.6%	65.7%
Gross profit	35.3%	35.4%	34.3%
Selling, general and administrative expenses	25.5%	27.1%	28.1%
Operating profit	9.8%	8.3%	6.2%
Interest and other income (expense), net	0.5%	0.5%	0.2%
Earnings before income taxes	10.3%	8.8%	6.4%
Provision for income taxes	2.6%	2.3%	1.8%
Net income	7.7%	6.5%	4.6%

Fiscal 2020 Results Compared With Fiscal 2019

Net Sales

Net sales were $990.7 million for fiscal 2020 compared to $1,034.1 million for fiscal 2019, a decrease of $43.4 million or 4.2%. The decrease in sales was primarily driven by the closure of our physical retail globally due to the impact of COVID-19. For the year, our stores were open approximately 78.4% of the possible days. This decrease was partially offset by a 13.6% increase in comparable sales driven by the increase in ecommerce sales as well as the strong performance of our physical stores upon re-opening.

The 13.6% increase in comparable sales was primarily driven by an increase in comparable transactions and an increase in dollars per transaction.  Dollars per transaction increased due to an increase in average unit retail and units per transaction.  Comparable sales were primarily driven by an increase in hardgoods followed by men’s clothing, accessories, and women’s clothing partially offset by a decrease in footwear. For information as to how we define comparable sales, see “General” above.

By region, North America sales decreased $48.7 million or 5.3% and other international sales increased $5.3 million or 4.4% during fiscal 2020 compared to fiscal 2019. Net sales for the year ended January 30, 2021 included a $4.6 million increase due to the change in foreign exchange rates, which consisted of $4.3 million in Europe, $0.5 million in Australia offset by a $0.2 million decrease in Canada. Excluding the impact of changes in foreign exchange rates, North America sales decreased $48.5 million or 5.3% and other international sales increased $0.5 million or 0.3% during fiscal 2020 compared to fiscal 2019.

Gross Profit

Gross profit was $350.0 million for fiscal 2020 compared to $366.6 million for fiscal 2019, a decrease of $16.6 million, or 4.5%.  As a percentage of net sales, gross profit decreased 10 basis points in fiscal 2020 to 35.3%.  The decrease was primarily driven by a 120 basis point increase in web fulfillment and shipping costs due to increased web activity as a result of COVID-19, however leveraged to the prior year when compared to total shipped sales and a 30 basis point increase due to the impairment of operating lease right-of-use assets. This was partially offset by an 80 basis point decrease in inventory shrinkage and a 70 basis point increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $253.1 million for fiscal 2020 compared to $280.8 million for fiscal 2019, a decrease of $27.7 million, or 9.9%.  SG&A expenses as a percent of net sales decreased 160 basis points in fiscal 2020 to 25.5%.  The decrease was primarily driven by a 70 basis point decrease due to governmental credits, a 60 basis point decrease in store wages, a 30 basis point decrease in national training and recognition events and a 20 basis point decrease in corporate costs.

Net Income

Net income for fiscal 2020 was $76.2 million, or $3.00 per diluted share, compared with net income of $66.9 million, or $2.62 per diluted share, for fiscal 2019.  Our effective income tax rate for fiscal 2020 was 25.6% compared to 26.5% for fiscal 2019. The decrease in the effective tax rate for fiscal 2020 compared to fiscal 2019 was primarily related to a reduction in net losses in certain jurisdictions where there is uncertainty as to the realization of deferred tax assets and the proportion of earnings or loss before income taxes across jurisdictions.

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

Seasonality and Quarterly Results

As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences.  As a result, we have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in our net sales and operating results.  Our net sales and operating results are typically lower in the first and second quarters of our fiscal year, while the back-to-school and winter holiday periods in our third and fourth fiscal quarters historically have accounted for the largest percentage of our annual net sales.  Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions. Fiscal 2020 was further impacted by the effects of COVID-19 and the impacts of closures and reduced operating hours across the year.

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

	Fiscal 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$137,772	$250,392	$270,952	$331,536
Gross profit	$23,736	$90,850	$105,806	$129,623
Operating (loss) profit	$(27,848)	$33,112	$37,865	$53,809
Net (loss) income	$(21,101)	$25,392	$29,139	$42,797
Basic (loss) earnings per share	$(0.84)	$1.02	$1.17	$1.71
Diluted (loss) earnings per share	$(0.84)	$1.01	$1.16	$1.68
Number of stores open at the end of the period	719	720	725	721
Comparable sales increase	12.9%	37.3%	8.1%	4.7%

	Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except stores and per share data)
Net sales	$212,928	$228,425	$264,022	$328,754
Gross profit	$66,464	$77,196	$94,576	$128,327
Operating profit	$968	$11,673	$24,310	$48,856
Net income	$793	$9,025	$19,179	$37,884
Basic earnings per share	$0.03	$0.36	$0.76	$1.50
Diluted earnings per share	$0.03	$0.36	$0.75	$1.48
Number of stores open at the end of the period	707	710	718	718
Comparable sales increase	3.3%	3.6%	5.5%	6.4%

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

At January 30, 2021 and February 1, 2020, cash, cash equivalents and current marketable securities were $375.5 million and $251.2 million. Working capital, the excess of current assets over current liabilities, was $339.8 million at the end of fiscal 2020, an increase of 34.4% from $252.9 million at the end of fiscal 2019.  The increase in cash, cash equivalents and current marketable securities in fiscal 2020 was due primarily to cash provided by operating activities of $138.4 million, partially offset by $9.1 million of capital expenditures primarily related to the opening of 12 new stores and 3 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Total cash provided by (used in)
Operating activities	$138,412	$106,070	$65,406
Investing activities	(110,541)	(102,931)	(36,398)
Financing activities	(9,694)	2,010	120
Effect of exchange rate changes on cash and cash equivalents	3,522	(429)	(660)
Increase in cash and cash equivalents	$21,699	$4,720	$28,468

Operating Activities

Net cash provided by operating activities increased by $32.3 million in fiscal 2020 to $138.4 million from $106.1 million in fiscal 2019. Net cash provided by operating activities increased by $40.7 million in fiscal 2019 to $106.1 million from $65.4 million in fiscal 2018. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures.  Net cash from operating activities increase included cash deferment of $30.1 million composed of lower inventory levels, landlord payments, extended vendor payment terms, and payroll tax payments as well as net income improvements related to abatements, credits and expense reductions. Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $110.5 million in fiscal 2020 related to $101.4 million in net purchases of marketable securities and $9.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $102.9 million in fiscal 2019 related to $18.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $84.1 million in net purchases of marketable securities. Net cash used in investing activities was $36.4 million in fiscal 2018 related to $21.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations and $15.4 million in net purchases of marketable securities.

Financing Activities

Net cash used in financing activities in fiscal 2020 was $9.7 million related to $13.4 million used in the repurchase of common stock and $0.2 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $3.9 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities in fiscal 2019 was $2.0 million related to $2.3 million in proceeds from issuance of stock-based awards partially offset by $0.3 million in payments on tax withholding obligation upon vesting of restricted stock. Net cash provided by financing activities in fiscal 2018 was $0.1 million related to $0.9 million in proceeds from issuance of stock-based awards partially offset by $0.2 million in payments on tax withholding obligation upon vesting of restricted stock and $0.5 million of net payments on revolving credit facilities.

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

As of January 30, 2021, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at January 30, 2021.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($18.2 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the credit agreement at January 30, 2021.

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

During fiscal 2020, we spent $9.1 million on capital expenditures, which consisted of $6.6 million of costs related to investment in 12 new stores and 3 remodeled or relocated stores, $2.1 million associated with improvements to our websites and $0.4 million in other improvements.

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

In fiscal 2021, we expect to spend approximately $20 million to $22 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 22 new stores we plan to open in fiscal 2021 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2021 will not be different from the number of stores we plan to open, or that actual fiscal 2021 capital expenditures will not differ from this expected amount.

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

A 10% decrease in the sales price of our inventory at January 30, 2021 would have decreased net income by less than $0.1 million in fiscal 2020.

A 10% increase in actual physical inventory shrinkage rate at January 30, 2021 would have decreased net income by $0.1 million in fiscal 2020.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets, including fixed assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable.

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

Events that may result in an impairment include the decision to close a store or facility or a significant decrease in the operating performance of a long-lived asset group. Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting future sales, gross profit, operating expenses, or sub-lease income. In addition to historical results, current trends and initiatives, and long-term macro-economic and industry factors are qualitatively considered. Additionally, management seeks input from store operations related to local economic conditions, including the impact of closures of selected co-tenants who occupy the mall.

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

Right-of-use Assets and Lease Liabilities

We determine if a contract contains a lease at inception. Our operating leases primarily consist of retail store locations, distribution centers and corporate office space.  We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, net of lease incentives received and initial direct costs paid. Our retail store leases are generally for an initial period of 5-10 years, with some of our international leases structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement our lease liabilities and right-of-use assets.

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

Our lease terms include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which is generally through an initial period of 5-10 years.

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

A 10% increase in our sales return reserve at January 30, 2021 would have decreased net income by $0.3 million in fiscal 2020.

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

At January 30, 2021 and February 1, 2020, we had valuation allowances on our deferred tax assets of $8.7 million and $6.8 million, respectively.  Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If we choose not to perform the qualitative test or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we compare the carrying value of the reporting unit to its estimated fair value, which is based on the perspective of a market-participant. If the fair value of the reporting unit is lower than the carrying value, an impairment loss is recorded for the amount in which the carrying value exceeds the estimated fair value.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded. All reporting units had a fair value substantially in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during fiscal 2020.  The following table summarizes the total amount of future payments due under our contractual obligations at January 30, 2021 (in thousands):

			Fiscal 2022 and	Fiscal 2024 and
	Total	Fiscal 2021	Fiscal 2023	Fiscal 2025	Thereafter
Operating lease obligations (1)	$337,979	$74,988	$127,717	$84,706	$50,568
Purchase obligations (2)	262,553	258,829	3,724	—	—
Total	$600,532	$333,817	$131,441	$84,706	$50,568

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

Off-Balance Sheet Arrangements

At January 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2020, our net income would have decreased by $0.3 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.  At January 30, 2021, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar, including the Canadian dollar, Euro, Australian dollar and Swiss franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2020 our net income would have decreased or increased by $0.5 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2021 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Zumiez Inc. as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 15, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 15, 2021

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 30, 2021 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2020 and 2019” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 30, 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Asset Impairment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $61.5 million and $16.0 million, respectively, at January 30, 2021. For the year ended January 30, 2021, there was no impairment of goodwill and the impairment of intangible assets recognized by the Company was immaterial. The Company has an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If management chooses not to perform the qualitative test or determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company’s evaluation of impairment of goodwill and intangible assets requires a comparison of the reporting unit’s and intangible asset’s fair value to their carrying value.  If the fair value of the reporting unit or intangible asset is lower than the carrying value, then the Company records an impairment in the amount equal to the excess, not to exceed the carrying value.

The determination of the fair value of the reporting unit and intangible assets requires management to make significant estimates, complex judgments, and assumptions. These assumptions include forecasts of future sales and cash flows, long-term growth rates, weighted average cost of capital, valuation ratios derived from market transactions of similar companies, and royalty rates.

Given the Company’s evaluation of impairment of goodwill and intangible assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately determined the fair value of the reporting unit and intangible assets required a high degree of auditor judgment. In addition, our audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls relating to management’s goodwill and intangible asset impairment tests, including controls over the determination of the fair value of the Europe reporting unit and related intangible assets.

•

Testing management’s process for determining the fair value of the Europe reporting unit and related intangible assets. We evaluated the reasonableness of management’s forecasts of future revenue by comparing these forecasts to historical operating results of the Company as well as comparing to subsequent forecasts to evaluate for changes made subsequent to the annual impairment measurement date.

•

Utilizing a valuation specialist to assist in testing the Company’s income and market approach models for the Europe reporting unit and relief from royalty method for intangible assets and certain related significant assumptions.

•

Evaluating whether the assumptions used were reasonable by considering the past performance of the reporting unit and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Store Asset Impairment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated fixed assets, net balance was $98.4 million and operating lease right-of-use asset was $267.2 million as of January 30, 2021. As disclosed in Note 12, the Company recognized a long-lived assets impairment loss of $1.4 million for fixed assets, net and $3.4 million for operating lease right-of-use assets for the year ended January 30, 2021. The Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to its carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

The evaluation of store assets for possible indications of impairment and the determination of the fair value of a store requires managements to make significant estimates, complex judgments, and assumptions. These assumptions include revenue growth rates, product margins, operating expenses, current market rents that could be received as sublease income, and discount rate.

Given the Company’s evaluation of impairment of store assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of store assets may not be recoverable and determine store fair value required a high degree of auditor judgment. In addition, our audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls relating to management’s identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by stores with indicators of impairment, the determination of the fair value of the stores and the measurement of any resulting impairment.

•

Evaluating management’s store asset impairment analysis including inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired stores.

•

Testing management’s process for determining the projected undiscounted cash flows to be generated by the stores. We evaluated the reasonableness of management’s assumptions used to forecast future cash flows including forecasted growth rate by comparing these forecasts to historical operating results of the Company.

•

Evaluating management’s assumptions used to estimate fair value of the stores by performing a sensitivity analysis to evaluate the changes in the fair value of the individual stores that would result from changes in the underlying assumptions.

•	Utilizing a valuation specialist to assist in our evaluation of the current market rents and market participant real estate data and related assumptions used to estimate store fair value.

/s/ Moss Adams LLP

Seattle, Washington

March 15, 2021

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 30, 2021	February 1, 2020
Assets
Current assets
Cash and cash equivalents	$73,622	$52,428
Marketable securities	301,920	198,768
Receivables	16,558	16,841
Inventories	134,354	135,095
Prepaid expenses and other current assets	8,823	9,456
Total current assets	535,277	412,588
Fixed assets, net	98,352	113,051
Operating lease right-of-use assets	267,152	301,784
Goodwill	61,470	57,099
Intangible assets, net	16,029	14,564
Deferred tax assets, net	9,927	6,303
Other long-term assets	10,157	8,869
Total long-term assets	463,087	501,670
Total assets	$998,364	$914,258

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$69,751	$47,787
Accrued payroll and payroll taxes	27,911	23,653
Income taxes payable	6,317	4,686
Operating lease liabilities	66,993	61,800
Other liabilities	24,480	21,784
Total current liabilities	195,452	159,710
Long-term operating lease liabilities	246,123	284,717
Other long-term liabilities	4,193	3,745
Total long-term liabilities	250,316	288,462
Total liabilities	445,768	448,172
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,599 shares issued and outstanding at January 30, 2021 and 25,828 shares issued and outstanding at February 1, 2020	171,628	161,458
Accumulated other comprehensive income (loss)	939	(12,591)
Retained earnings	380,029	317,219
Total shareholders’ equity	552,596	466,086
Total liabilities and shareholders’ equity	$998,364	$914,258

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Net sales	$990,652	1,034,129	$978,617
Cost of goods sold	640,637	667,566	642,681
Gross profit	350,015	366,563	335,936
Selling, general and administrative expenses	253,077	280,756	274,858
Operating profit	96,938	85,807	61,078
Interest income, net	3,518	3,654	1,692
Other income (expense), net	2,001	1,532	(440)
Earnings before income taxes	102,457	90,993	62,330
Provision for income taxes	26,230	24,112	17,125
Net income	$76,227	66,881	45,205
Basic earnings per share	$3.06	$2.65	$1.81
Diluted earnings per share	$3.00	$2.62	$1.79
Weighted average shares used in computation of earnings per share:
Basic	24,942	25,200	24,936
Diluted	25,398	25,535	25,212

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$76,227	$66,881	$45,205
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	12,289	(4,426)	(9,379)
Net change in unrealized gain on available-for-sale debt securities	1,241	1,059	120
Other comprehensive income (loss), net	13,530	(3,367)	(9,259)
Comprehensive income	$89,757	$63,514	$35,946

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2018	25,249	$146,523	$35	$209,357	$355,915
Net income	—	—	—	45,205	45,205
Other comprehensive loss, net	—	—	(9,259)	—	(9,259)
Issuance and exercise of stock-based awards	272	672	—	—	672
Stock-based compensation expense	—	5,871	—	—	5,871
Cumulative effect of accounting change under ASC 606	—	—	—	2,052	2,052
Balance at February 2, 2019	25,521	153,066	(9,224)	256,614	400,456
Net income	—	—	—	66,881	66,881
Other comprehensive loss, net	—	—	(3,367)	—	(3,367)
Issuance and exercise of stock-based awards	307	2,010	—	—	2,010
Stock-based compensation expense	—	6,382	—	—	6,382
Cumulative effect of accounting change under ASC 842	—	—	—	(6,276)	(6,276)
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	76,227	76,227
Other comprehensive income, net	—	—	13,530	—	13,530
Issuance and exercise of stock-based awards	465	3,722	—	—	3,722
Stock-based compensation expense	—	6,448	—	—	6,448
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income	$76,227	$66,881	$45,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,059	25,449	27,316
Noncash lease expense	61,694	58,223	—
Deferred taxes	(3,890)	899	(1,809)
Stock-based compensation expense	6,448	6,382	5,871
Impairment of long-lived assets	4,803	215	1,661
Other	(570)	(656)	665
Changes in operating assets and liabilities:
Receivables	928	3,396	(2,002)
Inventories	3,946	(6,825)	(6,222)
Prepaid expenses and other assets	1,010	861	(648)
Trade accounts payable	20,797	12,756	(2,374)
Accrued payroll and payroll taxes	3,841	2,735	628
Income taxes payable	1,602	(1,127)	780
Deferred rent and tenant allowances	—	—	(2,420)
Operating lease liabilities	(65,479)	(62,217)	—
Other liabilities	2,996	(902)	(1,245)
Net cash provided by operating activities	138,412	106,070	65,406
Cash flows from investing activities:
Additions to fixed assets	(9,057)	(18,818)	(21,028)
Purchases of marketable securities and other investments	(222,785)	(236,838)	(148,646)
Sales and maturities of marketable securities and other investments	121,301	152,725	133,276
Net cash used in investing activities	(110,541)	(102,931)	(36,398)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	—	34,629
Payments on revolving credit facilities	—	—	(35,181)
Proceeds from issuance and exercise of stock-based awards	3,877	2,332	899
Payments for tax withholdings on equity awards	(154)	(322)	(227)
Common stock repurchased	(13,417)	—	—
Net cash (used in) provided by financing activities	(9,694)	2,010	120
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,522	(429)	(660)
Net increase in cash, cash equivalents, and restricted cash	21,699	4,720	28,468
Cash, cash equivalents, and restricted cash, beginning of period	58,991	54,271	25,803
Cash, cash equivalents, and restricted cash, end of period	$80,690	$58,991	$54,271
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$27,598	$24,138	$18,345
Accrual for purchases of fixed assets	231	1,152	1,805

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a global leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 30, 2021, we operated 721 stores; 602 in the United States (“U.S.”), 52 in Canada, 54 in Europe and 13 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 were 52-week periods.

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

COVID-19—In December 2019, a novel stain of coronavirus (COVID-19) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate in mid-March 2020. We began gradually re-opening stores at the end of the first fiscal quarter and into the second fiscal quarter, with the majority of our stores open through the third and fourth quarter. By quarter, our stores were open, on an aggregate basis, approximately 50.2%, 73.4%, 94.7% and 93.6%, respectively, of the possible days during each fiscal quarter.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	January 30, 2020	February 1, 2020	February 2, 2019
Cash and cash equivalents	$73,622	$52,428	$52,422
Restricted cash included in other long-term assets	7,068	6,563	1,849
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$80,690	$58,991	$54,271

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods.  The inventory reserve includes inventory whose net realizable value is below cost and an estimate for inventory shrinkage.  Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at January 30, 2021 and February 1, 2020 in the amounts of $2.1 million and $4.4 million, respectively.

Fixed Assets—Fixed assets primarily consist of leasehold improvements, fixtures, land, buildings, computer equipment, software and store equipment.  Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.  The useful lives of our major classes of fixed assets are as follows:

Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures	3 to 7 years
Buildings, land, and building and land improvements	15 to 39 years
Computer equipment, software, store equipment & other	3 to 5 years

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from fixed assets and the related gain or loss is recorded in selling, general and administrative expenses on the consolidated statements of income.

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 30, 2021 and February 1, 2020 is $3.2 million and $3.1 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups (generally defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the assets or asset group to the carrying values.  The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, long-term macro-economic and industry factors are qualitatively considered.  Additionally, management seeks input from store operations related to local economic conditions. Impairment charges for operating lease right-of-use assets are included in cost of goods sold and impairment charges for fixed assets are included in selling, general and administrative expenses on the consolidated statements of income.

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

We have an option to test goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If we choose not to perform the qualitative test or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we compare the carrying value of the reporting unit to its estimated fair value, which is based on the perspective of a market-participant. If the carrying amount of the reporting unit’s goodwill exceeds the estimated fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Leases – We determine at inception if a contract is or contains a lease. The lease classification is determined at the commencement date. The majority of our leases are operating leases for our retail store locations.  We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.  Upon modification of a contract, we reassess if a contract is or contains a lease.  For contracts that contain both lease and non-lease components, such as common area maintenance, we allocate the consideration to the components based on the relative standalone price.  At the commencement date of a lease, we recognize (1) a right-of-use asset representing our right to use the underlying asset during the lease term and (2) a lease liability for the present value of the lease payments not yet made.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at January 30, 2021 and February 1, 2020 was $3.6 million and $3.1 million, respectively.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $4.8 million at January 30, 2021 and $4.3 million at February 1, 2020. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, we recorded net sales related to gift card breakage income of $1.5 million, $1.7 million and $1.5 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  The deferred revenue related to our customer loyalty program at January 30, 2021 and February 1, 2020 was $0.7 million and $0.7 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $11.9 million, $11.3 million and $12.2 million for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not be realized.  The valuation allowance on our deferred tax assets at January 30, 2021 and February 1, 2020 was $8.7 million and $6.8 million, respectively.

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

Foreign Currency Translation—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date.  Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive income (loss) on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recent Accounting Standards—In April 2020, the FASB issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).  The FASB also indicated it was acceptable to treat deferral of lease payments with no substantive changes to the contract as if there was no change to the contract. The Company has elected to treat COVID-19 related lease concessions as variable lease expense and COVID-19 related lease deferrals as there was no change to the contract assuming they are short-term in nature.  For leases where rent concessions were expected to extend well beyond the fiscal year or change the other terms of the lease were treated as a lease modification. We have adopted this interpretive guidance prospectively and the impact was not material for the fiscal year ended January 30, 2021.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an update simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We early adopted this update for the fiscal year ended January 30, 2021. This update did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new standard simplifying the test for goodwill impairment.  The standard eliminates Step 2 from the goodwill impairment test. The standard requires entities perform the goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total goodwill allocated to that reporting unit. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  We adopted this standard for the fiscal year ended January 30, 2021 and it did not to have an impact on our consolidated financial statements.

3. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
United States	$812,825	$855,906	$814,153
Canada	52,736	58,350	55,184
Europe	110,345	109,401	101,149
Australia	14,746	10,472	8,131
Net sales	$990,652	$1,034,129	$978,617

Net sales for the year ended January 30, 2021 included a $4.6 million increase due to the change in foreign exchange rates, which consisted of $4.3 million in Europe and $0.5 million in Australia partially offset by a $0.2 million decrease in Canada.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,407	$—	$—	$43,407
Money market funds	19,267	—	—	19,267
Corporate debt securities	10,948	—	—	10,948
Total cash and cash equivalents	73,622	—	—	73,622
Marketable securities:
U.S. treasury and government agency securities	53,856	478	(24)	54,310
Corporate debt securities	220,558	2,352	(38)	222,872
State and local government securities	24,363	375	—	24,738
Total marketable securities	$298,777	$3,205	$(62)	$301,920

	February 1, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$34,233	$—	$—	$34,233
Money market funds	9,850	—	—	9,850
Corporate debt securities	8,345	—	—	8,345
Total cash and cash equivalents	52,428	—	—	52,428
Marketable securities:
U.S. treasury and government agency securities	25,452	142	(2)	25,592
Corporate debt securities	148,608	1,121	—	149,729
State and local government securities	22,310	207	—	22,517
Variable-rate demand notes	930	—	—	930
Total marketable securities	$197,300	$1,470	$(2)	$198,768

All of our available-for-sale debt securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 30, 2021
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$3,653	$(24)	$—	$—	$3,653	$(24)
Corporate debt securities	$36,068	$(38)	$—	$—	$36,068	$(38)
Total marketable securities	$39,721	$(62)	$—	$—	$39,721	$(62)

	February 1, 2020
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$567	$(2)	$—	$—	$567	$(2)
Total marketable securities	$567	$(2)	$—	$—	$567	$(2)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

5. Receivables

Receivables consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Credit cards receivable	$9,747	$10,810
Vendor receivable	2,854	2,637
Governmental subsidiaries	1,513	—
Interest receivable	901	667
Tenant allowances receivable	204	1,220
Other receivables	1,339	1,507
Receivables	$16,558	$16,841

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Leasehold improvements	$195,526	$190,778
Fixtures	88,929	88,056
Buildings, land, and building and land improvements	28,184	28,184
Computer equipment, software, store equipment and other	42,970	40,109
Fixed assets, at cost	355,609	347,127
Less: Accumulated depreciation	(257,257)	(234,076)
Fixed assets, net	$98,352	$113,051

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cost of goods sold	$1,213	$1,173	$1,284
Selling, general and administrative expenses	22,237	23,861	24,844
Depreciation expense	$23,450	$25,034	$26,128

Impairment of Fixed Assets—We recorded $1.4 million, $0.2 million and $1.7 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of income for the years ended January 30, 2021, February 1, 2020 and February 2, 2019.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of February 2, 2019	$58,813
Effects of foreign currency translation	(1,714)
Balance as of February 1, 2020	57,099
Effects of foreign currency translation	4,371
Balance as of January 30, 2021	$61,470

There was no impairment of goodwill for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$16,002	$—	$16,002
Intangible assets subject to amortization:
Developed technology	3,637	3,637	—
Customer relationships	2,695	2,695	—
Non-compete agreements	230	203	27
Total intangible assets	$22,564	$6,535	$16,029

	February 1, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,500	$—	$14,500
Intangible assets subject to amortization:
Developed technology	3,315	3,315	—
Customer relationships	2,456	2,456	—
Non-compete agreements	201	137	64
Total intangible assets	$20,472	$5,908	$14,564

The impairment of intangible assets for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 was immaterial.

Amortization expense of intangible assets for each of the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 was $0.1 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Accrued indirect taxes	$6,855	$6,637
Accrued payables	6,715	4,886
Unredeemed gift cards	4,836	4,347
Allowance for sales returns	3,635	3,100
Deferred revenue	896	728
Other current liabilities	1,543	2,086
Other liabilities	$24,480	$21,784

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

There were no borrowings outstanding under the credit facility at January 30, 2021 or February 1, 2020.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 30, 2021 or February 1, 2020.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($18.2 million as of January 30, 2021), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the secured credit agreement at January 30, 2021.

10. Leases

At January 30, 2021, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At January 30, 2021 and February 1, 2020, the weighted-average of the remaining lease term was 5.3 years and 5.9 years, respectively, and the weighted-average operating lease discount rate was 3.0% and 3.3%, respectively.

The following table presents components of lease expense (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020
Operating lease expense	$72,245	$70,070
Variable lease expense	3,981	5,836
Total lease expense (1)	$76,226	$75,906
(1)	Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(65,479)	$(62,217)
Right-of-use assets obtained in exchange for new operating lease liabilities	22,732	64,870

At February 1, 2020, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2021	$74,988
Fiscal 2022	69,252
Fiscal 2023	58,465
Fiscal 2024	49,569
Fiscal 2025	35,137
Thereafter	50,568
Total minimum lease payments	337,979
Less: interest	(24,863)
Present value of lease obligations	313,116
Less: current portion	(66,993)
Long-term lease obligations (2)	$246,123
(2)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At January 30, 2021, we have excluded from the table above $0.8 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2021.

11. Commitments and Contingencies

Purchase Commitments—At January 30, 2021 and February 1, 2020, we had outstanding purchase orders to acquire merchandise from vendors of $262.6 million and $212.5 million, respectively.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve for fiscal years ended January 30, 2021 and February 1, 2020 was $1.8 million and $1.9.

12. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,267	$—	$—
Corporate debt securities	—	10,948	—
Marketable securities:
U.S. treasury and government agency securities	—	54,310	—
Corporate debt securities	—	222,872	—
State and local government securities	—	24,738	—
Long-term other assets:
Money market funds	7,068	—	—
Total	$26,335	$312,868	$—

	February 1, 2020
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$9,850	$—	$—
Corporate debt securities	—	8,345	—
Marketable securities:
Treasury and agency securities	—	25,592	—
Corporate debt securities	—	149,729	—
State and local government securities	—	22,517	—
Variable-rate demand notes	—	930	—
Long-term other assets:
Money market funds	1,711	—	—
Total	$11,561	$207,113	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. We recorded impairment charges for operating lease right-of-use assets of $3.4 million in costs of sales and impairment charges for fixed assets of $1.4 million in selling, general and administrative expenses on the consolidated statement of income for the year ended January 30, 2021. We recorded impairment charges of $0.2 million in selling, general and administrative expenses on the consolidated statement of income for the year ended February 1, 2020.

13. Stockholders’ Equity

Share Repurchase— In December 2019, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases of $13.4 million were made in the year ended January 30, 2021 before the share repurchase was suspended in March 2020 in response to the COVID-19 pandemic. In December 2020, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. This repurchase authorization replaces the previously approved repurchase program and is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing market prices.

The following table summarizes common stock repurchase activity during the fiscal year ended January 30, 2021 (in thousands, except per share amounts):

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

Accumulated Other Comprehensive Income (Loss)—The component of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income is as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive (loss) income
Balance at February 3, 2018	$109	$(74)	$35
Other comprehensive income, net (1)	(9,379)	120	(9,259)
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (1)	(4,426)	1,059	(3,367)
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive loss, net (1)	12,289	1,241	13,530
Balance at January 30, 2021	$(1,407)	$2,346	$939

(1)

Other comprehensive loss before reclassifications was $1.7 million, net of taxes for net unrealized gains (losses) on available-for-sale investments for the fiscal years ended January 30, 2021 and February 1, 2020 and $0.5 million and $0.6 million, net of taxes for net unrealized gains (losses) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended January 30, 2021 and February 1, 2020, respectively. Other comprehensive loss before reclassifications is net of taxes of less than $0.1 million for the fiscal year ended February 2, 2019 for both net unrealized gains (losses) on available-for-sale investments and accumulated other comprehensive income (loss).  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

14. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cost of goods sold	$1,339	$1,265	$1,130
Selling, general and administrative expenses	5,109	5,117	4,741
Total stock-based compensation expense	$6,448	$6,382	$5,871

At January 30, 2021, there was $8.4 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.1 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2018	524	$20.11
Granted	262	$23.94
Vested	(217)	$20.85
Forfeited	(25)	$20.70
Outstanding at February 2, 2019	544	$21.63
Granted	245	$24.82
Vested	(218)	$22.17
Forfeited	(30)	$22.30
Outstanding at February 1, 2020	541	$22.82
Granted	321	$19.54
Vested	(229)	$22.15
Forfeited	(33)	$21.29
Outstanding at January 30, 2021	600	$21.41	$25,867

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Vest date fair value of restricted stock vested	$4,761	$5,339	$4,627

Stock Options—We had 0.3 million stock options outstanding at January 30, 2021, February 1, 2020, and February 2, 2019 with a grant date weighted average exercise price of $22.08, $23.38 and $23.06, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

15. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
United States	$108,412	$93,737	$68,276
Foreign	(5,955)	(2,744)	(5,946)
Total earnings before income taxes	$102,457	$90,993	$62,330

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$22,576	$17,634	$14,374
State and local	5,946	4,376	3,481
Foreign	1,598	1,220	1,079
Total current	30,120	23,230	18,934
Deferred:
Federal	(1,198)	241	(1,186)
State and local	(808)	277	(443)
Foreign	(1,884)	364	(180)
Total deferred	(3,890)	882	(1,809)
Provision for income taxes	$26,230	$24,112	$17,125

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal effect	3.8	4.0	4.1
Change in valuation allowance	1.1	2.1	3.0
Foreign earnings, net	(0.5)	(0.2)	(0.3)
Other	0.2	(0.4)	(0.3)
Effective tax rate	25.6%	26.5%	27.5%

The components of deferred income taxes are (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Lease Liability	$80,744	$69,857
Net operating losses	17,889	13,074
Employee benefits, including stock-based compensation	4,290	2,315
Accrued liabilities	2,014	1,288
Inventory	1,367	1,111
Other	(310)	1,151
Total deferred tax assets	105,994	88,796
Deferred tax liabilities:
Property and equipment	(7,385)	(7,315)
Right of Use Asset	(67,919)	(58,068)
Goodwill and other intangibles	(10,850)	(9,352)
Other	(1,203)	(930)
Total deferred tax liabilities	(87,357)	(75,665)
Net valuation allowances	(8,710)	(6,828)
Net deferred tax assets	$9,927	$6,303

At January 30, 2021 and February 1, 2020, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $72.0 million and $53.2 million, respectively. The tax-effected foreign net operating loss carryovers were $17.9 million and $13.1 million at January 30, 2021 and February 1, 2020, respectively.  The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At January 30, 2021 and February 1, 2020, we had valuation allowances on our deferred tax assets of $8.7 million and $6.8 million, respectively, due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal year 2017 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2015. We are no longer subject to examination for all foreign income tax returns before fiscal 2014.

16. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$76,227	$66,881	$45,205
Weighted average common shares for basic earnings per share	24,942	25,200	24,936
Dilutive effect of stock options and restricted stock	456	335	276
Weighted average common shares for diluted earnings per share	25,398	25,535	25,212
Basic earnings per share	$3.06	$2.65	$1.81
Diluted earnings per share	$3.00	$2.62	$1.79

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share was less than 0.1 million for fiscal years ended January 30, 2021 and February 1, 2020, respectively, and 0.1 million for the fiscal year ended February 2, 2019.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $1.2 million, $1.3 million and $0.9 million for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.  We had accrued charitable contributions payable to the Zumiez Foundation of $1.2 million at January 30, 2021 and February 1, 2020, respectively.

18. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Men's Apparel	39%	39%	41%
Hardgoods	19%	13%	11%
Accessories	17%	17%	17%
Footwear	13%	18%	17%
Women's Apparel	12%	13%	14%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales (1):
United States	$812,825	$855,906	$814,153
Foreign	177,827	178,223	164,464
Total net sales	$990,652	$1,034,129	$978,617

	January 30, 2021	February 1, 2020
Long-lived assets (2):
United States	$238,684	$297,550
Foreign	126,820	117,285
Total long-lived assets	$365,504	$414,835

(1)

Net sales are allocated based on the location in which the sale was originated.  Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on zumiez.com and to foreign for sales on zumiez.ca, blue-tomato.com and fasttimes.com.au.

(2)	Long-lived assets include fixed assets, net and operating lease right-of-use assets.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 30, 2021 and February 1, 2020; (ii) Consolidated Statements of Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019; and (vi) Notes to Consolidated Financial Statements.

104Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 15, 2021
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 15, 2021
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 15, 2021	/S/ STEVE LOUDEN	March 15, 2021
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steve Louden, Director

/S/ MATTHEW L. HYDE	March 15, 2021	/S/ SARAH G. MCCOY	March 15, 2021
Signature	Date	Signature	Date
Matthew L. Hyde, Director		Sarah G. McCoy, Director

/S/ ERNEST R. JOHNSON	March 15, 2021	/S/TRAVIS D. SMITH	March 15, 2021
Signature	Date	Signature	Date
Ernest R. Johnson, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 15, 2021	/S/ SCOTT A. BAILEY	March 15, 2021
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director

/S/ LILIANA GIL VALLETTA	March 15, 2021	/S/ JAMES P. MURPHY	March 15, 2021
Signature	Date	Signature	Date
Liliana Gil Valletta, Director		James P. Murphy, Director