Form 10-Q
period 2021-05-01
Zumiez Inc
filed 2021-06-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 2021

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

At June 1, 2021, there were 25,781,021 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 1, 2021	January 30, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,503	$73,622
Marketable securities	318,888	301,920
Receivables	20,481	16,558
Inventories	136,498	134,354
Prepaid expenses and other current assets	9,481	8,823
Total current assets	566,851	535,277
Fixed assets, net	96,004	98,352
Operating lease right-of-use assets	259,790	267,152
Goodwill	61,307	61,470
Intangible assets, net	15,996	16,029
Deferred tax assets, net	6,168	9,927
Other long-term assets	11,688	10,157
Total long-term assets	450,953	463,087
Total assets	$1,017,804	$998,364

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$75,610	$69,751
Accrued payroll and payroll taxes	24,784	27,911
Income taxes payable	3,698	6,317
Operating lease liabilities	67,433	66,993
Other liabilities	21,721	24,480
Total current liabilities	193,246	195,452
Long-term operating lease liabilities	238,553	246,123
Other long-term liabilities	4,224	4,193
Total long-term liabilities	242,777	250,316
Total liabilities	436,023	445,768
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,780 shares issued and outstanding at May 1, 2021 and 25,599 shares issued and outstanding at January 30, 2021	174,921	171,628
Accumulated other comprehensive income	446	939
Retained earnings	406,414	380,029
Total shareholders’ equity	581,781	552,596
Total liabilities and shareholders’ equity	$1,017,804	$998,364

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales	$279,069	$137,772
Cost of goods sold	175,900	114,036
Gross profit	103,169	23,736
Selling, general and administrative expenses	68,889	51,584
Operating profit (loss)	34,280	(27,848)
Interest income, net	975	1,074
Other income, net	254	106
Earnings (loss) before income taxes	35,509	(26,668)
Provision for (benefit from) income taxes	9,124	(5,567)
Net income (loss)	$26,385	$(21,101)
Basic earnings (loss) per share	$1.05	$(0.84)
Diluted earnings (loss) per share	$1.03	$(0.84)
Weighted average shares used in computation of earnings (loss) per share:
Basic	25,167	25,040
Diluted	25,676	25,040

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$26,385	$(21,101)
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	268	(1,961)
Net change in unrealized loss on available-for-sale debt securities	(761)	(344)
Other comprehensive loss, net	(493)	(2,305)
Comprehensive income (loss)	$25,892	$(23,406)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	26,385	26,385
Other comprehensive loss, net	—	—	(493)	—	(493)
Issuance and exercise of stock-based awards	181	1,553	—	—	1,553
Stock-based compensation expense	—	1,740	—	—	1,740
Balance at May 1, 2021	25,780	$174,921	$446	$406,414	$581,781

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net loss	—	—	—	(21,101)	(21,101)
Other comprehensive loss, net	—	—	(2,305)	—	(2,305)
Issuance and exercise of stock-based awards	297	335	—	—	335
Stock-based compensation expense	—	1,556	—	—	1,556
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at May 2, 2020	25,431	$163,349	$(14,896)	$282,701	$431,154

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$26,385	$(21,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	5,889	6,096
Noncash lease expense	15,968	14,996
Deferred taxes	4,063	(4,856)
Stock-based compensation expense	1,740	1,556
Impairment of long-lived assets	2,079	1,514
Other	(246)	(173)
Changes in operating assets and liabilities:
Receivables	(2,019)	1,918
Inventories	(1,813)	(2,031)
Prepaid expenses and other assets	(2,098)	4,354
Trade accounts payable	5,796	1,074
Accrued payroll and payroll taxes	(3,141)	(10,423)
Income taxes payable	(3,690)	(1,078)
Operating lease liabilities	(18,776)	(6,948)
Other liabilities	(3,212)	(2,440)
Net cash provided by (used in) operating activities	26,925	(17,542)
Cash flows from investing activities:
Additions to fixed assets	(2,825)	(2,504)
Purchases of marketable securities and other investments	(60,692)	(9,106)
Sales and maturities of marketable securities and other investments	42,249	54,344
Net cash (used in) provided by investing activities	(21,268)	42,734
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	2,039	428
Payments for tax withholdings on equity awards	(486)	(93)
Common stock repurchased	—	(13,417)
Net cash provided by (used in) financing activities	1,553	(13,082)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	766	(853)
Net increase in cash, cash equivalents, and restricted cash	7,976	11,257
Cash, cash equivalents, and restricted cash, beginning of period	80,690	58,991
Cash, cash equivalents, and restricted cash, end of period	$88,666	$70,248
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$8,738	$343
Accrual for purchases of fixed assets	553	1,976

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At May 1, 2021, we operated 722 stores; 601 in the United States (“U.S.”), 52 in Canada, 54 in Europe, and 15 in Australia.

COVID-19— In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In March 2020, we experienced global store closures as a result of the COVID-19 pandemic that extended for a significant portion of March and April. We began gradually re-opening retail stores near the end of the first quarter and into the second quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Due to the COVID-19 pandemic, during the three months ended May 2, 2020, our stores were, open on an aggregate basis, approximately 50.2% of the possible days across the global business, compared to 93.4% for the three months ended May 1, 2021. In certain regions, COVID-19 related closures have continued into 2021 where we have seen the majority of our closures in Europe and Eastern Canada. Throughout the COVID-19 pandemic, we have seen an increased demand in ecommerce sales in markets with store closures. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during the three months ended May 2, 2020 and throughout fiscal 2020.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended May 1, 2021 and May 2, 2020 were 13-week periods.

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

The financial data at January 30, 2021 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 30, 2021, and should be read in conjunction with the audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Restricted Cash—Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other long-term assets on our condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	May 1, 2021	January 30, 2021
Cash and cash equivalents	$81,503	$73,622
Restricted cash included in other long-term assets	7,163	7,068
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$88,666	$80,690

Restricted cash included in other long-term assets represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Recent Accounting Standards—We review recent account pronouncements on a quarterly basis and have excluded discussion of those that are not applicable and those that we determined did not have, or are not expected to have, a material impact on the condensed consolidated financial statements.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
United States	$238,788	$110,364
Canada	9,874	6,173
Europe	26,256	19,600
Australia	4,151	1,635
Net sales	$279,069	$137,772

Net sales for the three months ended May 1, 2021 included a $3.9 million increase due to the change in foreign exchange rates, which consisted of $2.3 million in Europe, $0.9 million in Canada and $0.7 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.9 million at May 1, 2021 and $4.8 million at January 30, 2021, respectively. Deferred revenue related to our STASH loyalty program was $0.8 million at May 1, 2021 and $0.7 million at January 30, 2021, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands)

	May 1, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$41,286	$—	$—	$41,286
Money market funds	23,124	—	—	23,124
Corporate debt securities	17,093	—	—	17,093
Total cash and cash equivalents	81,503	—	—	81,503
Marketable securities:
U.S. treasury and government agency securities	63,099	303	(248)	63,154
Corporate debt securities	229,317	1,849	(130)	231,036
State and local government securities	24,355	346	(3)	24,698
Total marketable securities	$316,771	$2,498	$(381)	$318,888

	January 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,407	$—	$—	$43,407
Money market funds	19,267	—	—	19,267
Corporate debt securities	10,948	—	—	10,948
Total cash and cash equivalents	73,622	—	—	73,622
Marketable securities:
U.S. treasury and government agency securities	53,856	478	(24)	54,310
Corporate debt securities	220,558	2,352	(38)	222,872
State and local government securities	24,363	375	—	24,738
Total marketable securities	$298,777	$3,205	$(62)	$301,920

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 1, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$39,187	$(248)	$—	$—	$39,187	$(248)
Corporate debt securities	75,698	(130)	—	—	75,698	(130)
State and local government securities	3,147	(3)	—	—	3,147	(3)
Total marketable securities	$118,032	$(381)	$—	$—	$118,032	$(381)

	January 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$3,653	$(24)	$—	$—	$3,653	$(24)
Corporate debt securities	36,068	(38)	—	—	36,068	(38)
Total marketable securities	$39,721	$(62)	$—	$—	$39,721	$(62)

4. Leases

At May 1, 2021, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Operating lease expense	$18,086	$17,953
Variable lease expense	1,956	676
Total lease expense (1)	$20,042	$18,629

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(18,776)	$(6,948)
Right-of-use assets obtained in exchange for new operating lease liabilities	10,600	2,214

Weighted-average remaining lease term and discount rate were as follows:

	May 1, 2021	May 2, 2020
Weighted-average remaining lease term	5.2	5.7
Weighted-average discount rate	2.9%	3.3%

At May 1, 2021, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2021	$56,811
Fiscal 2022	72,463
Fiscal 2023	59,898
Fiscal 2025	50,704
Fiscal 2025	36,180
Thereafter	52,788
Total minimum lease payments	328,844
Less: interest	(22,858)
Present value of lease obligations	305,986
Less: current portion	(67,433)
Long-term lease obligations (1)	$238,553

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At May 1, 2021, we have excluded from the table above $0.8 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence in fiscal 2021.

5. Commitments and Contingencies

Purchase Commitments—At May 1, 2021, we had outstanding purchase orders to acquire merchandise from vendors of $275.1 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The parties have scheduled a mediation with a private mediator on June 23, 2021. A status conference is scheduled with the court on July 22, 2021. Given the current status of this case, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount, or range, of reasonably possible loss. We have defended this case vigorously and will continue to do so if mediation is unsuccessful.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at May 1, 2021 and January 30, 2021 was $2.1 million and $1.8 million.

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

There were no borrowings outstanding under the credit facility at May 1, 2021 or January 30, 2021. We no open commercial letters of credit outstanding at May 1, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($18.0 million), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this secured credit facility at May 1, 2021 or January 30, 2021.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 1, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,124	$—	$—
Corporate debt securities	—	17,093	—
Marketable securities:
U.S. treasury and government agency securities	—	63,154	—
Corporate debt securities	—	231,036	—
State and local government securities	—	24,698	—
Other long-term assets:
Money market funds	7,163	—	—
Total	$30,287	$335,981	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,267	$—	$—
Corporate debt securities	—	10,948	—
Marketable securities:
U.S. treasury and government agency securities	—	54,310	—
Corporate debt securities	—	222,872	—
State and local government securities	—	24,738	—
Other long-term assets:
Money market funds	7,068	—	—
Total	$26,335	$312,868	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended May 1, 2021, we recognized impairment losses of $2.1 million related to operating lease right-of-use assets and no impairment losses related to fixed assets. During the three months ended May 2, 2020, we recognized impairment losses of $1.2 million related to operating lease right-of-use assets and $0.3 million related to fixed assets.

8. Stockholders’ Equity

Share Repurchase—In December 2020, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs. As of May 1, 2021, no purchases have been made under the current share repurchase program.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive income (loss) into net income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gain/loss on available-for- sale debt securities	Accumulated other comprehensive income (loss)
Three months ended May 1, 2021:
Balance at January 31, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (1)	268	(761)	(493)
Balance at May 1, 2021	$(1,139)	$1,585	$446
Three months ended May 2, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive loss, net (1)	(1,961)	(344)	(2,305)
Balance at May 2, 2020	$(15,657)	$761	$(14,896)

(1)

Other comprehensive income (loss) is net of immaterial taxes for the three months ended May 1, 2021 and May 2, 2020 for net unrealized gains on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Cost of goods sold	$371	$319
Selling, general and administrative expenses	1,369	1,237
Total stock-based compensation expense	$1,740	$1,556

At May 1, 2021, there was $12.7 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2021	600	$21.41
Granted	127	$45.29
Vested	(207)	$20.97
Forfeited	(18)	$21.62
Outstanding at May 1, 2021	502	$27.64	$21,561

We had 0.3 million stock options outstanding at May 1, 2021 with a weighted average exercise price of $26.10 and 0.3 million stock options outstanding at January 30, 2021 with a weighted average exercise price of $22.08.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$26,385	$(21,101)
Weighted average common shares for basic earnings (loss) per share:	25,167	25,040
Dilutive effect of stock options and restricted stock	509	—
Weighted average common shares for diluted earnings (loss) per share:	25,676	25,040
Basic earnings (loss) per share	$1.05	$(0.84)
Diluted earnings (loss) per share	$1.03	$(0.84)

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three months ended May 1, 2021 and no anti-dilutive common shares related to stock-based awards for the three months ended May 2, 2020.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 15, 2021 and in this Form 10-Q.

Forward-looking statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Uncertainty is further heightened given the innumerable considerations related to COVID-19. Results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19, or its variants; regulatory measures or recommendations put in place to limit the spread of COVID-19, including restrictions on business operations and social distancing requirements, the length and severity of such restrictions; the potential for a resurgence of COVID-19 infections in a given geographic region, and fluctuations in U.S. and international economies. Actual events or results may differ materially.  Factors which could affect our financial results are described below under the heading “Risk Factors” and in “Item 1A Risk Factors” of our Form 10-K referred to in the preceding paragraph.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Fiscal 2021 is the 52-week period ending January 29, 2022. Fiscal 2020 was the 52-week period ending January 30, 2021. The first three months of fiscal 2021 was the 13-week period ended May 1, 2021. The first three months of fiscal 2020 was the 13-week period ended May 2, 2020.

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

We report “comparable sales” based on net sales beginning on the first anniversary of the first day of operation of a new store or ecommerce business.  We operate a sales strategy that integrates our stores with our ecommerce platform.  There is significant interaction between our store sales and our ecommerce sales channels and we believe that they are utilized in tandem to serve our customers.  Therefore, our comparable sales also include our ecommerce sales.  Changes in our comparable sales between two periods are based on net sales of store or ecommerce businesses which were in operation during both of the two periods being compared and, if a store or ecommerce business is included in the calculation of comparable sales for only a portion of one of the two periods being compared, then that store or ecommerce business is included in the calculation for only the comparable portion of the other period.  Any increase or decrease less than 25% in square footage of an existing comparable store, including remodels and relocations within the same mall, or temporary closures less than seven days does not eliminate that store from inclusion in the calculation of comparable sales.  Any store or ecommerce business that we acquire will be included in the calculation of comparable sales after the first anniversary of the acquisition date. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. Stores closed due to the impacts of COVID-19 are excluded from our comparable sales calculation if they were closed for longer than seven days. Our ecommerce business has remained open during the COVID-19 pandemic and therefore remains reported in our comparable sales calculation. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales. As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales	100.0%	100.0%
Cost of goods sold	63.0	82.8
Gross profit	37.0	17.2
Selling, general and administrative expenses	24.7	37.4
Operating profit (loss)	12.3	(20.2)
Interest and other income, net	0.4	0.8
Earnings (loss) before income taxes	12.7	(19.4)
Provision for (benefit from) income taxes	3.2	(4.1)
Net income (loss)	9.5%	(15.3)%

Three Months (13 weeks) Ended May 1, 2021 Compared With Three Months (13 weeks) Ended May 2, 2020

In December 2019, a novel stain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the end of May 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter of 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Our stores were open, on an aggregate basis, approximately 50.2%, of the possible days during the three months ended May 2, 2020, compared to 93.4% for the three months ended May 1, 2021. The impacts of COVID-19 significantly impacted the financial results of our business during fiscal 2020 resulting in our stores being open approximately 78.4% of the possible days during fiscal year 2020. In certain regions, this has continued into 2021 where we have seen the majority of our closures in Europe and Eastern Canada.

Net Sales

Net sales were $279.1 million for the three months ended May 1, 2021 compared to $137.8 million for the three months ended May 2, 2020, an increase of $141.3 million or 102.6%. The increase in sales was primarily driven by the re-opening of stores compared to the wide spread short-term store closures related to the COVID-19 pandemic in the prior year, our ability to capitalize on current trends and the impact of domestic economic stimulus on the business during the first quarter. By region, North America sales increased $132.1 million or 113.4% and other international sales (which consists of Europe and Australia sales) increased $9.2 million or 43.2% for the three months ended May 1, 2021 compared to the three months ended May 2, 2020. Excluding the impact of changes in foreign exchange rates, North America sales increased $131.2 million or 112.6% and other international sales increased $6.2 million or 29.1% for the three months ended May 1, 2021 compared to the three months ended May 2, 2020.

Net sales included an increase in transaction and dollars per transaction.  Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by an increase in men’s clothing followed by accessories, hardgoods, women’s clothing, and footwear.

Gross Profit

Gross profit was $103.2 million for the three months ended May 1, 2021 compared to $23.7 million for the three months ended May 2, 2020, an increase of $79.4 million, or 334.7%.  As a percent of net sales, gross profit increased 1,980 basis points for the three months ended May 1, 2021 to 37.0%, as we leveraged meaningfully across the fixed costs structures compared to the period of COVID-19 related closures in the prior year. The increase was primarily driven by 1,200 basis point leverage in our store occupancy costs when compared to the prior year, which included the continuation of rent charges without associated sales during COVID-19 related closures in the first fiscal quarter of 2020. In addition, there was a 390 basis point increase in product margin and 340 basis point increase in web fulfillment, distribution and shipping costs due to leverage of distribution fixed costs. These increases were partially offset by an 80 basis point decrease in impairment of operating lease right-of-use assets and 40 basis point due to increase in annual incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $68.9 million for the three months ended May 1, 2021 compared to $51.6 million for the three months ended May 2, 2020, an increase of $17.3 million, or 33.5%. SG&A expenses as a percent of net sales decreased 1,270 basis points for the three months ended May 1, 2021 to 24.7% as we leveraged meaningfully across our fixed costs compared to the period of COVID-19 related closure in the prior year. The increase was primarily driven by 620 basis point due to leverage of our store wages, 520 basis point due to leverage other store costs, and 340 basis point leverage of corporate costs and wages when compared to the sales decline, as well as the continuation of wage payments during stores closures, as a result of COVID-19 in the prior year. This was partially offset by 180 basis point decrease in governmental subsidies and 110 basis point increase in annual incentive compensation.

Net Income (Loss)

Net income for the three months ended May 1, 2021 was $26.4 million, or $1.03 earnings per diluted share, compared with net loss of $21.1 million, or $0.84 loss per diluted share, for the three months ended May 2, 2020.  Our effective income tax rate for the three months ended May 1, 2021 was a 25.7% provision for income taxes compared to a 20.9% benefit from income taxes for the three months ended May 2, 2020. The increase in effective income tax rate was primarily due to an increase of earnings before income taxes across jurisdictions.

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

During fiscal 2021, we expect to spend approximately $20 million to $22 million on capital expenditures, a majority of which will relate our capital expenditures will relate to leasehold improvements and fixtures for the approximately 22 new stores we remain on track to open in fiscal 2021 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2021 will not be different from the number of stores we plan to open, or that actual fiscal 2021 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $44.5 million to $26.9 million provided by operating activities for the three months ended May 1, 2021 from $17.5 million used in operating activities for the three months ended May 2, 2020. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $21.3 million for the three months ended May 1, 2021 related to $18.4 million in net purchases of marketable securities and $2.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.  Net cash provided by investing activities was $42.7 million for the three months ended May 2, 2020, related to $45.2 million in net sales of marketable securities, partially offset by $2.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities for the three months ended May 1, 2021 was $1.6 million, related to $2.0 million in proceeds from the issuance and exercise of stock-based awards partially offset by $0.5 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash used in financing activities for the three months ended May 2, 2020 was $13.1 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.4 million proceeds from the issuance and exercise of stock-based awards.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no open letters of credit outstanding at May 1, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($18.0 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this credit facility at May 1, 2021 or January 30, 2021.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended May 1, 2021.  The following table summarizes the total amount of future payments due under our contractual obligations at May 1, 2021 (in thousands):

	Total	Fiscal 2021	Fiscal 2022 and Fiscal 2023	Fiscal 2024 and Fiscal 2025	Thereafter
Operating lease liabilities, including imputed interest (1)	$328,844	$56,811	$132,361	$86,884	$52,788
Purchase obligations (2)	$275,130	273,188	1,942	—	—
Total	$603,974	$329,999	$134,303	$86,884	$52,788

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

Off-Balance Sheet Arrangements

At May 1, 2021, we did not have any off-balance sheet arrangements.

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

A resurgence in the spread of COVID-19, or its variants, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We could also experience store closures on a regional basis, like we have seen in California beginning at the end of the second quarter of 2020 and in the Province of Ontario during the first quarter of 2021. We may face long term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

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

If our information systems fail to function effectively or do not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

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

If we fail to meet the requirements to adequately maintain the privacy and security of our personal data and business information, we may be subjected to adverse publicity, litigation and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. If we fail to maintain or adequately maintain security systems, devices and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary, and personally identifiable information, we may be subject to additional risk of adverse publicity, litigation or significant expense.  Nevertheless, if unauthorized parties gain access to our networks, systems or databases, they may be able to steal, publish, delete or modify confidential information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business.  This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation.  Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees, and engage third-parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions and financial exposure, which could adversely affect our retail operations.

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

Our market risk profile at May 1, 2021 has not significantly changed since January 30, 2021. Our market risk profile at January 30, 2021 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 1, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 30, 2021.  There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended May 1, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
January 31, 2021 - February 27, 2021	—	$—	—	$—
February 28, 2021 - April 3, 2021 (2)	11	45.07	—	—
April 4, 2021 - May 1, 2021	—	—	—	—
Total	11		—

(1)

In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. This program is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

(2)

During the thirteen weeks ended May 1, 2021, 10,800 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 1, 2021 (unaudited) and January 30, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended May 1, 2021 and May 2, 2020; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended May 1, 2021 and May 2, 2020; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 1, 2021 and May 2, 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 2021 and May 2, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 7, 2021	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)