Form 10-Q
period 2021-07-31
Zumiez Inc
filed 2021-09-09
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

At August 31, 2021, there were 25,164,434 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2021	January 30, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,207	$73,622
Marketable securities	337,772	301,920
Receivables	24,834	16,558
Inventories	149,368	134,354
Prepaid expenses and other current assets	11,656	8,823
Total current assets	597,837	535,277
Fixed assets, net	92,921	98,352
Operating lease right-of-use assets	246,592	267,152
Goodwill	60,440	61,470
Intangible assets, net	15,629	16,029
Deferred tax assets, net	5,879	9,927
Other long-term assets	11,444	10,157
Total long-term assets	432,905	463,087
Total assets	$1,030,742	$998,364

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$80,174	$69,751
Accrued payroll and payroll taxes	23,371	27,911
Income taxes payable	7,494	6,317
Operating lease liabilities	65,844	66,993
Other liabilities	28,270	24,480
Total current liabilities	205,153	195,452
Long-term operating lease liabilities	223,043	246,123
Other long-term liabilities	8,250	4,193
Total long-term liabilities	231,293	250,316
Total liabilities	436,446	445,768
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 25,559 shares issued and outstanding at July 31, 2021 and 25,599 shares issued and outstanding at January 30, 2021	176,951	171,628
Accumulated other comprehensive (loss) income	(2,144)	939
Retained earnings	419,489	380,029
Total shareholders’ equity	594,296	552,596
Total liabilities and shareholders’ equity	$1,030,742	$998,364

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$268,666	$250,392	$547,735	388,164
Cost of goods sold	163,701	159,542	339,602	273,578
Gross profit	104,965	90,850	208,133	114,586
Selling, general and administrative expenses	73,011	57,738	141,900	109,322
Operating profit	31,954	33,112	66,233	5,264
Interest income, net	965	794	1,940	1,868
Other (expense) income, net	(151)	392	103	498
Earnings before income taxes	32,768	34,298	68,276	7,630
Provision for income taxes	8,770	8,906	17,893	3,339
Net income	$23,998	$25,392	$50,383	4,291
Basic earnings per share	$0.95	$1.02	$2.00	0.17
Diluted earnings per share	$0.94	$1.01	$1.96	0.17
Weighted average shares used in computation of earnings per share:
Basic	25,274	24,837	25,221	24,938
Diluted	25,651	25,128	25,675	25,277

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$23,998	$25,392	$50,383	$4,291
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(2,694)	10,122	(2,426)	8,161
Net change in unrealized gain (loss) on available-for-sale debt securities	104	1,651	(657)	1,307
Other comprehensive (loss) income, net	(2,590)	11,773	(3,083)	9,468
Comprehensive income	$21,408	$37,165	$47,300	$13,759

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at May 1, 2021	25,780	$174,921	$446	$406,414	$581,781
Net income	—	—	—	23,998	23,998
Other comprehensive loss, net	—	—	(2,590)	—	(2,590)
Issuance and exercise of stock-based awards	26	339	—	—	339
Stock-based compensation expense	—	1,691	—	—	1,691
Repurchase of common stock	(247)	—	—	(10,923)	(10,923)
Balance at July 31, 2021	$25,559	$176,951	$(2,144)	$419,489	$594,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 2, 2020	25,431	$163,349	$(14,896)	$282,701	$431,154
Net income	—	—	—	25,392	25,392
Other comprehensive income, net	—	—	11,773	—	11,773
Issuance and exercise of stock-based awards	19	117	—	—	117
Stock-based compensation expense	—	1,590	—	—	1,590
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	50,383	50,383
Other comprehensive loss, net	—	—	(3,083)	—	(3,083)
Issuance and exercise of stock-based awards	207	1,892	—	—	1,892
Stock-based compensation expense	—	3,431	—	—	3,431
Repurchase of common stock	(247)	—	—	(10,923)	(10,923)
Balance at July 31, 2021	25,559	$176,951	$(2,144)	$419,489	$594,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	4,291	4,291
Other comprehensive income, net	—	—	9,468	—	9,468
Issuance and exercise of stock-based awards	316	452	—	—	452
Stock-based compensation expense	—	3,146	—	—	3,146
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income	$50,383	$4,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,639	12,005
Noncash lease expense	32,044	30,167
Deferred taxes	4,260	(1,144)
Stock-based compensation expense	3,431	3,146
Impairment of long-lived assets	2,079	2,128
Other	1,064	(428)
Changes in operating assets and liabilities:
Receivables	(5,353)	(5,871)
Inventories	(15,408)	9,926
Prepaid expenses and other assets	(4,173)	(937)
Trade accounts payable	10,178	27,323
Accrued payroll and payroll taxes	(4,462)	(6,134)
Income taxes payable	(304)	(317)
Operating lease liabilities	(40,413)	(20,868)
Other liabilities	7,165	8,718
Net cash provided by operating activities	52,130	62,005
Cash flows from investing activities:
Additions to fixed assets	(5,418)	(5,024)
Purchases of marketable securities and other investments	(112,888)	(35,720)
Sales and maturities of marketable securities and other investments	75,234	71,387
Net cash (used in) provided by investing activities	(43,072)	30,643
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	2,452	545
Payments for tax withholdings on equity awards	(560)	(93)
Common stock repurchased	(10,481)	(13,417)
Net cash used in financing activities	(8,589)	(12,965)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	139	2,146
Net increase in cash, cash equivalents, and restricted cash	608	81,829
Cash, cash equivalents, and restricted cash, beginning of period	80,690	58,991
Cash, cash equivalents, and restricted cash, end of period	$81,298	$140,820
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$13,542	$4,630
Accrual for purchases of fixed assets	686	381
Accrual for repurchase of common stock	442	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At July 31, 2021, we operated 725 stores; 602 in the United States (“U.S.”), 52 in Canada, 55 in Europe, and 16 in Australia.

COVID-19— In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In March 2020, we experienced global store closures as a result of the COVID-19 pandemic that extended for a significant portion of March and April. We began gradually re-opening retail stores near the end of the first quarter and into the second quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Due to the COVID-19 pandemic, during the three and six months ended August 1, 2020, our stores were, open on an aggregate basis, approximately 73.4%, and 61.8% of the possible days across the global business, compared to 96.3% and 95.0% for the three and six months ended July 31, 2021. In certain regions, COVID-19 related closures have continued into 2021 where we have seen the majority of our closures in Europe, Eastern Canada, and Australia. Throughout the COVID-19 pandemic, we have seen an increased demand in ecommerce sales in markets with store closures. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during the six months ended August 1, 2020 and throughout fiscal 2020.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended July 31, 2021 and August 1, 2020 were 13-week periods. The six months ended July 31, 2021 and August 1, 2020 were 26-week periods.

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

	July 31, 2021	January 30, 2021
Cash and cash equivalents	$74,207	$73,622
Restricted cash included in other long-term assets	7,091	7,068
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$81,298	$80,690

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
United States	$226,043	$209,182	$464,832	$319,546
Canada	11,483	14,290	21,357	20,464
Europe	27,012	23,207	53,268	42,807
Australia	4,128	3,713	8,278	5,347
Net sales	$268,666	$250,392	$547,735	$388,164

Net sales for the three months ended July 31, 2021 included a $3.3 million increase due to the change in foreign exchange rates, which consisted of $1.8 million in Europe, $1.1 million in Canada and $0.4 million in Australia. Net sales for the six months ended July 31, 2021 included a $7.2 million increase due to the change in foreign exchange rates, which consisted of $4.0 million in Europe, $2.0 million in Canada and $1.2 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.5 million at July 31, 2021 and $4.8 million at January 30, 2021, respectively. Deferred revenue related to our STASH loyalty program was $0.9 million at July 31, 2021 and $0.7 million at January 30, 2021, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	July 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$52,479	$—	$—	$52,479
Money market funds	20,628	—	—	20,628
Corporate debt securities	1,100	—	—	1,100
Total cash and cash equivalents	74,207	—	—	74,207
Marketable securities:
U.S. treasury and government agency securities	66,770	348	(131)	66,987
Corporate debt securities	244,399	1,784	(70)	246,113
State and local government securities	24,346	326	—	24,672
Total marketable securities	$335,515	$2,458	$(201)	$337,772

	January 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,407	$—	$—	$43,407
Money market funds	19,267	—	—	19,267
Corporate debt securities	10,948	—	—	10,948
Total cash and cash equivalents	73,622	—	—	73,622
Marketable securities:
U.S. treasury and government agency securities	53,856	478	(24)	54,310
Corporate debt securities	220,558	2,352	(38)	222,872
State and local government securities	24,363	375	—	24,738
Total marketable securities	$298,777	$3,205	$(62)	$301,920

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$26,908	$(131)	$—	$—	$26,908	$(131)
Corporate debt securities	43,530	(70)	—	—	43,530	(70)
Total marketable securities	$70,438	$(201)	$—	$—	$70,438	$(201)

	January 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$3,653	$(24)	$—	$—	$3,653	$(24)
Corporate debt securities	36,068	(38)	—	—	36,068	(38)
Total marketable securities	$39,721	$(62)	$—	$—	$39,721	$(62)

4. Leases

At July 31, 2021, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from two months to ten years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease expense	$19,302	$17,563	$37,388	$35,516
Variable lease expense	1,811	775	3,767	1,451
Total lease expense (1)	$21,113	$18,338	$41,155	$36,967

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(40,413)	$(20,868)
Right-of-use assets obtained in exchange for new operating lease liabilities	16,102	2,801

Weighted-average remaining lease term and discount rate were as follows:

	July 31, 2021	August 1, 2020
Weighted-average remaining lease term	5.1	5.5
Weighted-average discount rate	2.8%	3.2%

At July 31, 2021, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2021	$36,572
Fiscal 2022	72,197
Fiscal 2023	59,607
Fiscal 2024	50,212
Fiscal 2025	35,605
Thereafter	55,147
Total minimum lease payments	309,340
Less: interest	(20,453)
Present value of lease obligations	288,887
Less: current portion	(65,844)
Long-term lease obligations (1)	$223,043

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At July 31, 2021, we have excluded from the table above $2.4 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2021.

5. Commitments and Contingencies

Purchase Commitments—At July 31, 2021, we had outstanding purchase orders to acquire merchandise from vendors of $270.9 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which will be subject to the court’s approval. We anticipate submitting the settlement for the court’s approval within 90 to 120 days. The estimated settlement of $2.8 million was recorded in selling, general and administrative expenses on the condensed consolidated statement of income for the three months ended July 31, 2021.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions.  The self-insurance reserve at July 31, 2021 and January 30, 2021 was $2.1 million and $1.8 million.

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

There were no borrowings outstanding under the credit facility at July 31, 2021 or January 30, 2021. We had no open commercial letters of credit outstanding at July 31, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.8 million), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this secured credit facility at July 31, 2021 or January 30, 2021.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$20,628	$—	$—
Corporate debt securities	—	1,100	—
Marketable securities:
U.S. treasury and government agency securities	—	66,987	—
Corporate debt securities	—	246,113	—
State and local government securities	—	24,672	—
Other long-term assets:
Money market funds	7,091	—	—
Total	$27,719	$338,872	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,267	$—	$—
Corporate debt securities	—	10,948	—
Marketable securities:
U.S. treasury and government agency securities	—	54,310	—
Corporate debt securities	—	222,872	—
State and local government securities	—	24,738	—
Other long-term assets:
Money market funds	7,068	—	—
Total	$26,335	$312,868	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended July 31, 2021, we recognized no impairment losses related to operating lease right-of-use assets and fixed assets. During the six months ended July 31, 2021, we recognized impairment losses of $2.1 million related to operating lease right-of-use assets and no impairment losses related to fixed assets. During the three months ended August 1, 2020, we recognized impairment losses of $0.4 million related to operating lease right-of-use assets and $0.2 million on impairment losses related to fixed assets. During the six months ended August 1, 2020, we recognized impairment losses of $1.6 million related to operating lease right-of-use assets and $0.5 million on impairment losses related to fixed assets.

8. Stockholders’ Equity

Share Repurchase—In December 2020, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs. As of July 31, 2021, there remains $89.1 million available to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during the six months ended July 31, 2021 (in thousands, except per share amounts):

Number of shares repurchased	247
Average price per share of repurchased shares (with commission)	$44.21
Total cost of shares repurchased	$10,923

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale debt securities	Accumulated other comprehensive income (loss)
Three months ended July 31, 2021:
Balance at May 1, 2021	$(1,139)	$1,585	$446
Other comprehensive loss, net (1)	(2,694)	104	(2,590)
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)
Three months ended August 1, 2020:
Balance at May 2, 2020	$(15,657)	$761	$(14,896)
Other comprehensive income, net (1)	10,122	1,651	11,773
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale investments	Accumulated other comprehensive income (loss)
Six months ended July 31, 2021:
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (1)	(2,426)	(657)	(3,083)
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)
Six months ended August 1, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (1)	8,161	1,307	9,468
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)

(1)

Other comprehensive (loss) income is net of immaterial taxes for the three and six months ended July 31, 2021 and August 1, 2020 for net unrealized gains on available-for-sale investments.  Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of goods sold	$356	$328	$727	$647
Selling, general and administrative expenses	1,335	1,262	2,704	2,499
Total stock-based compensation expense	$1,691	$1,590	$3,431	$3,146

At July 31, 2021, there was $11.7 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2021	600	$21.41
Granted	140	$45.22
Vested	(240)	$21.89
Forfeited	(23)	$22.92
Outstanding at July 31, 2021	477	$28.11	$20,814

We had 0.3 million stock options outstanding at July 31, 2021 with a weighted average exercise price of $26.24 and 0.3 million stock options outstanding at January 30, 2021 with a weighted average exercise price of $22.08.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$23,998	$25,392	$50,383	$4,291
Weighted average common shares for basic earnings per share:	25,274	24,837	25,221	24,938
Dilutive effect of stock options and restricted stock	377	291	454	339
Weighted average common shares for diluted earnings per share:	25,651	25,128	25,675	25,277
Basic earnings per share	$0.95	$1.02	$2.00	$0.17
Diluted earnings per share	$0.94	$1.01	$1.96	$0.17

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three and six months ended July 31, 2021 and August 1, 2020, respectively.

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

Fiscal 2021 is the 52-week period ending January 29, 2022. Fiscal 2020 was the 52-week period ending January 30, 2021. The first six months of fiscal 2021 was the 26-week period ended July 31, 2021. The first six months of fiscal 2020 was the 26-week period ended August 1, 2020.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.9	63.7	62.0	70.5
Gross profit	39.1	36.3	38.0	29.5
Selling, general and administrative expenses	27.2	23.1	25.9	28.1
Operating profit	11.9	13.2	12.1	1.4
Interest and other income, net	0.3	0.5	0.4	0.6
Earnings before income taxes	12.2	13.7	12.5	2.0
Provision for income taxes	3.3	3.6	3.3	0.9
Net income	8.9%	10.1%	9.2%	1.1%

In December 2019, a novel stain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the end of May 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter of 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Our stores were open, on an aggregate basis, approximately 73.4%, and 61.8% of the possible days during the three and six months ended August 1, 2020, compared to 96.3% and 95.0% for the three and six months ended July 31, 2021. The impacts of COVID-19 significantly impacted the financial results of our business during fiscal 2020 resulting in our stores being open approximately 78.4% of the possible days during fiscal year 2020. In certain regions, this has continued into 2021 where we have seen the majority of our closures in Europe, Eastern Canada, and Australia.

Three Months (13 weeks) Ended July 31, 2021 Compared With Three Months (13 weeks) Ended August 1, 2020

Net Sales

Net sales were $268.7 million for the three months ended July 31, 2021 compared to $250.4 million for the three months ended August 1, 2020, an increase of $18.3 million or 7.3%. The increase in sales was primarily driven by the re-opening of stores compared to the wide spread short-term store closures related to the COVID-19 pandemic in the prior year, our ability to capitalize on current trends and the continued impact of domestic economic stimulus on the business during the second quarter. By region, North America sales increased $14.1 million or 6.3% and other international sales (which consists of Europe and Australia sales) increased $4.2 million or 15.7% for the three months ended July 31, 2021 compared to the three months ended August 1, 2020. Excluding the impact of changes in foreign exchange rates, North America sales increased $12.9 million or 5.8% and other international sales increased $2.0 million or 7.6% for the three months ended July 31, 2021 compared to the three months ended August 1, 2020.

Net sales included an increase in transactions, partially offset by a decrease in dollars per transaction. Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. By category, net sales were primarily driven by an increase in men’s clothing followed by accessories, and footwear, partially offset by decreases in hardgoods and women’s clothing.

Gross Profit

Gross profit was $105.0 million for the three months ended July 31, 2021 compared to $90.9 million for the three months ended August 1, 2020, an increase of $14.1 million, or 15.5%.  As a percent of net sales, gross profit increased 280 basis points for the three months ended July 31, 2021 to 39.1%. The increase was primarily driven by a 170 basis point decrease in web shipping costs due to the decrease in web sales compared to the prior year which increased as a result of COVID-19 related short-term closures, a 100 basis point increase in product margin, and a 70 basis point decrease in inventory shrinkage. These increases were partially offset by a 60 basis point increase in distribution and shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $73.0 million for the three months ended July 31, 2021 compared to $57.7 million for the three months ended August 1, 2020, an increase of $15.3 million, or 26.5%. SG&A expenses as a percent of net sales increased 410 basis points for the three months ended July 31, 2021 to 27.2%. The increase was primarily driven by 150 basis point due to store wages, 110 basis points due to legal settlement costs, 60 basis points due to corporate costs, 50 basis points due to the increase of annual incentive compensation, and 40 basis points due to a decrease in governmental subsidies.

Net Income

Net income for the three months ended July 31, 2021 was $24.0 million, or $0.94 earnings per diluted share, compared with net income of $25.4 million, or $1.01 earnings per diluted share, for the three months ended August 1, 2020.  Our effective income tax rate for the three months ended July 31, 2021 was a 26.8% provision for income taxes compared to a 26.0% provision for income taxes for the three months ended August 1, 2020. The increase in effective income tax rate was primarily due to an increase of earnings before income taxes across jurisdictions.

Six Months (26 weeks) Ended July 31, 2021 Compared With Six Months (26 weeks) Ended August 1, 2020

Net Sales

Net sales were $547.7 million for the six months ended July 31, 2021 compared to $388.2 million for the six months ended August 1, 2020, an increase of $159.6 million or 41.1%. The increase in sales was primarily driven by the re-opening of stores compared to the wide spread short-term store closures related to the COVID-19 pandemic in the prior year, our ability to capitalize on current trends and the impact of domestic economic stimulus on the business during the first six months. By region, North America sales increased $146.2 million or 43.0% and other international sales (which consists of Europe and Australia sales) increased $13.4 million or 27.8% for the six months ended July 31, 2021 compared to the six months ended August 1, 2020. Excluding the impact of changes in foreign exchange rates, North America sales increased $144.2 million or 42.4% and other international sales increased $8.2 million or 17.1% for the six months ended July 31, 2021 compared to the six months ended August 1, 2020

Net sales included an increase in transactions and dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by an increase in men’s clothing followed by accessories, hardgoods, footwear, and women’s clothing.

Gross Profit

Gross profit was $208.1 million for the six months ended July 31, 2021 compared to $114.6 million for the six months ended August 1, 2020, an increase of $93.5 million, or 81.6%. As a percent of net sales, gross profit increased 850 basis points for the six months ended July 31, 2021 to 38.0%, as we leveraged meaningfully across the fixed costs structures compared to the period of COVID-19 related closures in the prior year. The increase was primarily driven by 430 basis point leverage in our store occupancy costs when compared to the prior year, which included the continuation of rent charges without associated sales during COVID-19 related closures in the first six months of 2020. In addition, there was a 190 basis point increase in product margin and 190 basis point decrease in web fulfillment and web shipping costs due to leverage of distribution fixed costs and decreased total web sales activity compared to the prior year which increased as a result of COVID-19 related short-term closures.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $141.9 million for the six months ended July 31, 2021 compared to $109.3 million for the six months ended August 1, 2020, an increase of $32.6 million, or 29.8%. SG&A expenses as a percent of net sales decreased 230 basis points for the six months ended July 31, 2021 to 25.9% as we leveraged meaningfully across our fixed costs compared to the period of COVID-19 related closure in the prior year. The decrease was primarily driven by 200 basis points due to leverage non-wage store costs, 140 basis points due to leverage of store wages, 70 basis points in non-store wages, and 30 basis points in corporate costs. This was partially offset by a 90 basis point decrease in governmental subsidies, 70 basis points increase in annual incentive compensation, and 50 basis points in legal settlement costs.

Net Income

Net income for the six months ended July 31, 2021 was $50.4 million, or $1.96 earnings per diluted share, compared with net income of $4.3 million, or $0.17 earnings per diluted share, for the six months ended August 1, 2020. Our effective income tax rate for the six months ended July 31, 2021 was a 26.2% provision for income taxes compared to a 43.8% provision for income taxes for the six months ended August 1, 2020. The decrease in effective income tax rate was primarily due to a change in jurisdictional income mix and the effect of certain jurisdictional losses which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets.

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

During fiscal 2021, we expect to spend approximately $22 million to $24 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 25 new stores we remain on track to open in fiscal 2021 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2021 will not be different from the number of stores we plan to open, or that actual fiscal 2021 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $9.9 million to $52.1 million provided by operating activities for the six months ended July 31, 2021 from $62.0 million provided operating activities for the six months ended August 1, 2020. Net cash from operating activities decrease primarily related to cash deferment of $41.5 million in the prior year, primarily composed of landlord payments, lower inventory levels, extended vendor payment terms, and payroll tax payments as well as net income improvements related to abatements, credits and expense reductions due to the impact of COVID-19 pandemic. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $43.1 million for the six months ended July 31, 2021 related to $37.7 million in net purchases of marketable securities and $5.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash provided by investing activities was $30.6 million for the six months ended August 1, 2020, related to $35.7 million in net sales of marketable securities, partially offset by $5.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2021 was $8.6 million, related to $10.5 million used in the repurchase of common stock and $0.6 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $2.5 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the six months ended August 1, 2020 was $13.0 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.5 million proceeds from the issuance and exercise of stock-based awards.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $35.0 million.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 7, 2021. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at an adjusted LIBOR rate plus a margin of 1.25% per annum. There were no open letters of credit outstanding at July 31, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.8 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this credit facility at July 31, 2021 or January 30, 2021.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended July 31, 2021.  The following table summarizes the total amount of future payments due under our contractual obligations at July 31, 2021 (in thousands):

	Total	Fiscal 2021	Fiscal 2022 and Fiscal 2023	Fiscal 2024 and Fiscal 2025	Thereafter
Operating lease liabilities, including imputed interest (1)	$309,340	$36,572	$131,804	$85,817	$55,147
Purchase obligations (2)	270,913	268,640	2,273	—	—
Total	$580,253	$305,212	$134,077	$85,817	$55,147

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

Off-Balance Sheet Arrangements

At July 31, 2021, we did not have any off-balance sheet arrangements.

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

Our market risk profile at July 31, 2021 has not significantly changed since January 30, 2021. Our market risk profile at January 30, 2021 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended July 31, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 2, 2021 - May 29, 2021	—	$—	—	$—
May 30, 2021 - July 3, 2021 (2)	96	$45.49	94	$95,703
July 4, 2021 - July 31, 2021	153	$43.42	153	$89,077
Total	249		247

(1)

In December 2020, our Board of Directors approved the repurchase of up to an aggregate of $100 million of common stock. This program is expected to continue through January 29, 2022, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

(2)

During the thirteen weeks ended July 31, 2021, 1,605 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 31, 2021 (unaudited) and January 30, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2021 and August 1, 2020; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 31, 2021 and August 1, 2020; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 31, 2021 and August 1, 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2021 and August 1, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 9, 2021	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)