Form 10-Q
period 2021-10-30
Zumiez Inc
filed 2021-12-06
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2021

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

At November 29, 2021, there were 22,977,833 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at October 30, 2021 (unaudited) and January 30, 2021	3

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 30, 2021 and October 31, 2020	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 30, 2021 and October 31, 2020	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 30, 2021 and October 31, 2020	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2021 and October 31, 2020	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

Signature			34

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 30, 2021	January 30, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,545	$73,622
Marketable securities	262,541	301,920
Receivables	22,107	16,558
Inventories	175,108	134,354
Prepaid expenses and other current assets	11,633	8,823
Total current assets	546,934	535,277
Fixed assets, net	91,956	98,352
Operating lease right-of-use assets	244,777	267,152
Goodwill	59,525	61,470
Intangible assets, net	15,409	16,029
Deferred tax assets, net	7,784	9,927
Other long-term assets	11,804	10,157
Total long-term assets	431,255	463,087
Total assets	$978,189	$998,364

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$84,609	$69,751
Accrued payroll and payroll taxes	27,436	27,911
Income taxes payable	11,095	6,317
Operating lease liabilities	64,389	66,993
Other liabilities	30,112	24,480
Total current liabilities	217,641	195,452
Long-term operating lease liabilities	220,524	246,123
Other long-term liabilities	8,282	4,193
Total long-term liabilities	228,806	250,316
Total liabilities	446,447	445,768
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 23,319 shares issued and outstanding at October 30, 2021 and 25,599 shares issued and outstanding at January 30, 2021	179,049	171,628
Accumulated other comprehensive (loss) income	(5,867)	939
Retained earnings	358,560	380,029
Total shareholders’ equity	531,742	552,596
Total liabilities and shareholders’ equity	$978,189	$998,364

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$289,455	$270,952	$837,190	659,116
Cost of goods sold	174,791	165,146	514,393	438,724
Gross profit	114,664	105,806	322,797	220,392
Selling, general and administrative expenses	74,822	67,941	216,722	177,263
Operating profit	39,842	37,865	106,075	43,129
Interest income, net	893	769	2,833	2,637
Other income, net	468	86	571	584
Earnings before income taxes	41,203	38,720	109,479	46,350
Provision for income taxes	10,501	9,581	28,394	12,920
Net income	$30,702	$29,139	$81,085	33,430
Basic earnings per share	$1.26	$1.17	$3.26	1.34
Diluted earnings per share	$1.25	$1.16	$3.20	1.32
Weighted average shares used in computation of earnings per share:
Basic	24,284	24,864	24,905	24,913
Diluted	24,629	25,219	25,325	25,271

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$30,702	$29,139	$81,085	$33,430
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(2,340)	(1,802)	(4,766)	6,359
Net change in unrealized (loss) gain on available-for-sale debt securities	(1,383)	(240)	(2,040)	1,067
Other comprehensive (loss) income, net	(3,723)	(2,042)	(6,806)	7,426
Comprehensive income	$26,979	$27,097	$74,279	$40,856

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 31, 2021	25,559	$176,951	$(2,144)	$419,489	$594,296
Net income	—	—	—	30,702	30,702
Other comprehensive loss, net	—	—	(3,723)	—	(3,723)
Issuance and exercise of stock-based awards	(5)	411	—	—	411
Stock-based compensation expense	—	1,687	—	—	1,687
Repurchase of common stock	(2,235)	—	—	(91,631)	(91,631)
Balance at October 30, 2021	$23,319	$179,049	$(5,867)	$358,560	$531,742

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 1, 2020	25,450	$165,056	$(3,123)	$308,093	$470,026
Net income	—	—	—	29,139	29,139
Other comprehensive loss, net	—	—	(2,042)	—	(2,042)
Issuance and exercise of stock-based awards	22	414	—	—	414
Stock-based compensation expense	—	1,649	—	—	1,649
Balance at October 31, 2020	25,472	$167,119	$(5,165)	$337,232	$499,186

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	81,085	81,085
Other comprehensive loss, net	—	—	(6,806)	—	(6,806)
Issuance and exercise of stock-based awards	202	2,303	—	—	2,303
Stock-based compensation expense	—	5,118	—	—	5,118
Repurchase of common stock	(2,482)	—	—	(102,554)	(102,554)
Balance at October 30, 2021	23,319	$179,049	$(5,867)	$358,560	$531,742

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	33,430	33,430
Other comprehensive income, net	—	—	7,426	—	7,426
Issuance and exercise of stock-based awards	338	866	—	—	866
Stock-based compensation expense	—	4,795	—	—	4,795
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at October 31, 2020	25,472	$167,119	$(5,165)	$337,232	$499,186

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income	$81,085	$33,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	17,318	17,909
Noncash lease expense	48,131	45,797
Deferred taxes	2,772	(2,155)
Stock-based compensation expense	5,118	4,795
Impairment of long-lived assets	2,079	4,443
Other	1,204	(430)
Changes in operating assets and liabilities:
Receivables	(3,681)	(1,030)
Inventories	(41,702)	(24,856)
Prepaid expenses and other assets	(4,275)	532
Trade accounts payable	14,276	36,196
Accrued payroll and payroll taxes	(351)	1,711
Income taxes payable	4,253	2,629
Operating lease liabilities	(59,099)	(40,945)
Other liabilities	4,808	3,728
Net cash provided by operating activities	71,936	81,754
Cash flows from investing activities:
Additions to fixed assets	(8,808)	(7,488)
Purchases of marketable securities and other investments	(151,089)	(135,515)
Sales and maturities of marketable securities and other investments	186,116	104,742
Net cash provided by (used in) investing activities	26,219	(38,261)
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	2,863	959
Payments for tax withholdings on equity awards	(560)	(93)
Common stock repurchased	(98,520)	(13,417)
Net cash used in financing activities	(96,217)	(12,551)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	1,899
Net increase in cash, cash equivalents, and restricted cash	1,872	32,841
Cash, cash equivalents, and restricted cash, beginning of period	80,690	58,991
Cash, cash equivalents, and restricted cash, end of period	$82,562	$91,832
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$20,507	$11,933
Accrual for purchases of fixed assets	1,851	346
Accrual for repurchase of common stock	4,034	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At October 30, 2021, we operated 733 stores; 604 in the United States (“U.S.”), 52 in Canada, 60 in Europe, and 17 in Australia.

COVID-19— In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In March 2020, we experienced global store closures as a result of the COVID-19 pandemic that extended for a significant portion of March and April. We began gradually re-opening retail stores near the end of the first quarter and into the second quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. In certain regions, COVID-19 related short-term closures have continued into fiscal 2021, primarily in Europe, Eastern Canada, and Australia.

Due to the COVID-19 pandemic, our stores were open on an aggregate basis, approximately 94.7%, and 72.8% of the possible days across the global business during the three and nine months ended October 31 2020 and 98.6% and 96.2% during the three and nine months ended October 30, 2021. Throughout the COVID-19 pandemic, we have seen increased demand in ecommerce sales in markets with store closures. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during the nine months ended October 31, 2020.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31.  Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The three months ended October 30, 2021 and October 31, 2020 were 13-week periods. The nine months ended October 30, 2021 and October 31, 2020 were 26-week periods.

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

	October 30, 2021	January 30, 2021
Cash and cash equivalents	$75,545	$73,622
Restricted cash included in other long-term assets	7,017	7,068
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$82,562	$80,690

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
United States	$242,238	$223,410	$707,070	$542,956
Canada	15,220	16,920	36,577	37,384
Europe	28,924	27,712	82,192	70,519
Australia	3,073	2,910	11,351	8,257
Net sales	$289,455	$270,952	$837,190	$659,116

Net sales for the three months ended October 30, 2021 included a $0.6 million increase due to the change in foreign exchange rates, which consisted of $0.7 million in Canada and $0.1 million in Australia, partially offset by a decrease of $0.2 million in Europe. Net sales for the nine months ended October 30, 2021 included a $7.8 million increase due to the change in foreign exchange rates, which consisted of $3.8 million in Europe, $2.7 million in Canada and $1.2 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.5 million at October 30, 2021 and $4.8 million at January 30, 2021, respectively. Deferred revenue related to our STASH loyalty program was $1.0 million at October 30, 2021 and $0.7 million at January 30, 2021, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$57,677	$—	$—	$57,677
Money market funds	17,868	—	—	17,868
Total cash and cash equivalents	75,545	—	—	75,545
Marketable securities:
U.S. treasury and government agency securities	50,169	129	(440)	49,858
Corporate debt securities	184,902	1,053	(520)	185,435
State and local government securities	27,066	199	(17)	27,248
Total marketable securities	$262,137	$1,381	$(977)	$262,541

	January 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,407	$—	$—	$43,407
Money market funds	19,267	—	—	19,267
Corporate debt securities	10,948	—	—	10,948
Total cash and cash equivalents	73,622	—	—	73,622
Marketable securities:
U.S. treasury and government agency securities	53,856	478	(24)	54,310
Corporate debt securities	220,558	2,352	(38)	222,872
State and local government securities	24,363	375	—	24,738
Total marketable securities	$298,777	$3,205	$(62)	$301,920

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$40,309	$(411)	$2,141	$(29)	$42,450	$(440)
Corporate debt securities	97,759	(520)	—	—	97,759	(520)
State and local government securities	6,947	(17)			6,947	(17)
Total marketable securities	$145,015	$(948)	$2,141	$(29)	$147,156	$(977)

	January 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$3,653	$(24)	$—	$—	$3,653	$(24)
Corporate debt securities	36,068	(38)	—	—	36,068	(38)
Total marketable securities	$39,721	$(62)	$—	$—	$39,721	$(62)

4. Leases

At October 30, 2021, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease expense	$17,727	$18,004	$55,114	$53,520
Variable lease expense	2,467	1,034	6,235	2,485
Total lease expense (1)	$20,194	$19,038	$61,349	$56,005

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(59,099)	$(40,945)
Right-of-use assets obtained in exchange for new operating lease liabilities	31,458	17,452

Weighted-average remaining lease term and discount rate were as follows:

	October 30, 2021	October 31, 2020
Weighted-average remaining lease term	5.2	5.5
Weighted-average discount rate	2.7%	3.1%

At October 30, 2021, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2021	$15,432
Fiscal 2022	74,094
Fiscal 2023	61,360
Fiscal 2024	51,904
Fiscal 2025	36,929
Thereafter	64,609
Total minimum lease payments	304,328
Less: interest	(19,415)
Present value of lease obligations	284,913
Less: current portion	(64,389)
Long-term lease obligations (1)	$220,524

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At October 30, 2021, we have excluded from the table above $2.7 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2022.

5. Commitments and Contingencies

Purchase Commitments—At October 30, 2021, we had outstanding purchase orders to acquire merchandise from vendors of $229.9 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which will be subject to the court’s approval. We anticipate submitting the settlement for the court’s approval within the next 60 to 90 days. The estimated settlement of $2.8 million was recorded in selling, general and administrative expenses on the condensed consolidated statement of operations for the nine months ended October 30, 2021.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at October 30, 2021 and January 30, 2021 was $2.6 million and $1.8 million.

6. Revolving Credit Facilities and Debt

On October 14, 2021, we amended our credit agreement with Wells Fargo Bank, N.A. (previously entered into December 7, 2018), which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024.  The secured revolving credit facility is available for working capital and other general corporate purposes.  The senior secured credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.   The credit facility will mature on December 1, 2024. All obligations under the credit facility are joint and several with Zumiez Services and guaranteed by certain of our subsidiaries.  The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum.

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

There were no borrowings outstanding under the credit facility at October 30, 2021 or January 30, 2021. We had no open commercial letters of credit outstanding at October 30, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.4 million), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this secured credit facility at October 30, 2021 or January 30, 2021.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,868	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	49,858	—
Corporate debt securities	—	185,435	—
State and local government securities	—	27,248	—
Other long-term assets:
Money market funds	7,017	—	—
Total	$24,885	$262,541	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,267	$—	$—
Corporate debt securities	—	10,948	—
Marketable securities:
U.S. treasury and government agency securities	—	54,310	—
Corporate debt securities	—	222,872	—
State and local government securities	—	24,738	—
Other long-term assets:
Money market funds	7,068	—	—
Total	$26,335	$312,868	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended October 30, 2021, we recognized no impairment losses related to operating lease right-of-use assets and fixed assets. During the nine months ended October 30, 2021, we recognized impairment losses of $2.1 million related to operating lease right-of-use assets and no impairment losses related to fixed assets. During the three months ended October 31, 2020, we recognized impairment losses of $1.6 million related to operating lease right-of-use assets and $0.8 million on impairment losses related to fixed assets. During the nine months ended October 31, 2020, we recognized impairment losses of $3.2 million related to operating lease right-of-use assets and $1.2 million on impairment losses related to fixed assets.

8. Stockholders’ Equity

Share Repurchase—In September 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. Repurchases may be made from time to time on the open market at prevailing market prices. This program is expected to continue through January 28, 2023, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs. As of October 30, 2021, there remains $86.3 million available to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during the nine months ended October 30, 2021 (in thousands, except per share amounts):

Number of shares repurchased	2,482
Average price per share of repurchased shares (with commission)	$41.32
Total cost of shares repurchased	$102,554

Accumulated Other Comprehensive (Loss) Income —The components of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended October 30, 2021:
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)
Other comprehensive loss, net (1)	(2,340)	(1,383)	(3,723)
Balance at October 30, 2021	$(6,173)	$306	$(5,867)
Three months ended October 31, 2020:
Balance at August 1, 2020	$(5,535)	$2,412	$(3,123)
Other comprehensive loss, net (1)	(1,802)	(240)	(2,042)
Balance at October 31, 2020	$(7,337)	$2,172	$(5,165)

	Foreign currency translation adjustments	Net unrealized gains on available-for- sale investments	Accumulated other comprehensive income (loss)
Nine months ended October 30, 2021:
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (2)	(4,766)	(2,040)	(6,806)
Balance at October 30, 2021	$(6,173)	$306	$(5,867)
Nine months ended October 31, 2020:
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (2)	6,359	1,067	7,426
Balance at October 31, 2020	$(7,337)	$2,172	$(5,165)

(1)

Other comprehensive loss before reclassifications was $1.6 million and $0.2 million, net of taxes for net unrealized gains on available-for-sale investments for the three months ended October 30, 2021 and October 31, 2020. There were $0.2 million and zero million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the three months ended October 30, 2021 and October 31, 2020, respectively. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

(2)

Other comprehensive loss before reclassifications was $2.4 million and other comprehensive income before reclassifications was $1.5 million, net of taxes for net unrealized gains on available-for-sale investments for the nine months ended October 30, 2021 and October 31, 2020, respectively. There were $0.4 million net unrealized losses and $0.4 million net unrealized gains, net of taxes reclassified from accumulated other comprehensive income (loss) for the nine months ended October 30, 2021 and October 31, 2020. Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold	$358	$344	$1,085	$991
Selling, general and administrative expenses	1,329	1,305	4,033	3,804
Total stock-based compensation expense	$1,687	$1,649	$5,118	$4,795

At October 30, 2021, there was $10.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units activity (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2021	600	$21.41
Granted	141	$45.21
Vested	(241)	$21.92
Forfeited	(41)	$24.66
Outstanding at October 30, 2021	459	$28.17	$18,699

We had 0.3 million stock options outstanding at October 30, 2021 with a weighted average exercise price of $26.24 and 0.3 million stock options outstanding at January 30, 2021 with a weighted average exercise price of $22.08.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$30,702	$29,139	$81,085	$33,430
Weighted average common shares for basic earnings per share:	24,284	24,864	24,905	24,913
Dilutive effect of stock options and restricted stock	345	355	420	358
Weighted average common shares for diluted earnings per share:	24,629	25,219	25,325	25,271
Basic earnings per share	$1.26	$1.17	$3.26	$1.34
Diluted earnings per share	$1.25	$1.16	$3.20	$1.32

There were fewer than 0.1 million anti-dilutive common shares related to stock-based awards for the three and nine months ended October 30, 2021 and October 31, 2020, respectively.

11. Subsequent Events

Subsequent to October 30, 2021, we repurchased 0.5 million of our common stock at an average price of $47.13, totaling $23.1 million, pursuant to the share repurchase program approved in September 2021. There remains $63.2 million available to repurchase common stock under the share repurchase program.

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

Fiscal 2021 is the 52-week period ending January 29, 2022. Fiscal 2020 was the 52-week period ending January 30, 2021. The first nine months of fiscal 2021 was the 39-week period ended October 30, 2021. The first nine months of fiscal 2020 was the 39-week period ended October 31, 2020.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.4	61.0	61.4	66.6
Gross profit	39.6	39.0	38.6	33.4
Selling, general and administrative expenses	25.8	25.0	25.9	26.9
Operating profit	13.8	14.0	12.7	6.5
Interest and other income, net	0.4	0.3	0.4	0.5
Earnings before income taxes	14.2	14.3	13.1	7.0
Provision for income taxes	3.6	3.5	3.4	1.9
Net income	10.6%	10.8%	9.7%	5.1%

In December 2019, a novel stain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020, with a significant majority remaining closed through the end of May 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter of 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. In certain regions, COVID-19 related short-term closures have continued into fiscal 2021, primarily in Europe, Eastern Canada, and Australia.

Our stores were open, on an aggregate basis, approximately 98.6% and 96.2% of the possible days across the global business during the three and nine months ended October 31, 2021 and 94.7%, and 72.8% during the three and nine months ended October 30, 2020. The impacts of COVID-19 significantly impacted the financial results of our business during fiscal 2020 resulting in our stores being open approximately 78.4% of the possible days during fiscal year 2020.

Three Months (13 weeks) Ended October 30, 2021 Compared With Three Months (13 weeks) Ended October 31, 2020

Net Sales

Net sales were $289.5 million for the three months ended October 30, 2021 compared to $271.0 million for the three months ended October 31, 2020, an increase of $18.5 million or 6.8%. The increase in sales was primarily driven by our ability to capitalize on current trends, the re-opening of stores compared to the short-term store closures related to the COVID-19 pandemic in the prior year, and a more normalized back-to-school season in our US business. By region, North America sales increased $17.1 million or 7.1% and other international sales (which consists of Europe and Australia sales) increased $1.4 million or 4.5% for the three months ended October 30, 2021 compared to the three months ended October 31, 2020. Excluding the impact of changes in foreign exchange rates, North America sales increased $16.4 million or 6.8% and other international sales increased $1.5 million or 5.0% for the three months ended October 30, 2021 compared to the three months ended October 31, 2020.

Net sales included an increase in transactions and dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by an increase in men’s clothing followed by footwear, and accessories, partially offset by decreases in hardgoods and women’s clothing.

Gross Profit

Gross profit was $114.7 million for the three months ended October 30, 2021 compared to $105.8 million for the three months ended October 31, 2020, an increase of $8.9 million, or 8.4%.  As a percent of net sales, gross profit increased 60 basis points for the three months ended October 30, 2021 to 39.6%. The increase was primarily driven by a 60 basis point decrease in web shipping costs due to the decrease in web sales compared to the prior year which increased as a result of COVID-19 related short-term closures, a 60 basis point decrease in impairment losses related to operating lease right-of-use assets, and a 50 basis point increase in product margin. These increases were partially offset by a 110 basis point increase in inventory shrinkage as last year experienced extremely low shrinkage with our stores closed.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $74.8 million for the three months ended October 30, 2021 compared to $67.9 million for the three months ended October 31, 2020, an increase of $6.9 million, or 10.1%. SG&A expenses as a percent of net sales increased 80 basis points for the three months ended October 30, 2021 to 25.8%. The increase was primarily driven by 80 basis points due to store wages as many of our stores increased operating hours from pandemic related reductions in the prior year, 50 basis points due to increased corporate costs primarily around travel, training and marketing, and 30 basis points due to a decrease in governmental subsidies. These increases were partially offset by a 40 basis point decrease in annual incentive compensation and 30 basis points due to leverage of non-wage store costs.

Net Income

Net income for the three months ended October 30, 2021 was $30.7 million, or $1.25 earnings per diluted share, compared with net income of $29.1 million, or $1.16 earnings per diluted share, for the three months ended October 31, 2020.  Our effective income tax rate for the three months ended October 30, 2021 was a 25.5% provision for income taxes compared to a 24.7% provision for income taxes for the three months ended October 31, 2020. The increase in effective income tax rate was primarily due to an increase of earnings before income taxes across jurisdictions.

Nine Months (39 weeks) Ended October 30, 2021 Compared With Nine Months (39 weeks) Ended October 31, 2020

Net Sales

Net sales were $837.2 million for the nine months ended October 30, 2021 compared to $659.1 million for the nine months ended October 31, 2020, an increase of $178.1 million or 27.0%. The increase in sales was primarily driven by the re-opening of stores compared to the wide spread short-term store closures related to the COVID-19 pandemic in the prior year, our ability to capitalize on current trends and the impact of domestic economic stimulus on the business during the first nine months. By region, North America sales increased $163.3 million or 28.1% and other international sales (which consists of Europe and Australia sales) increased $14.8 million or 18.7% for the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020. Excluding the impact of changes in foreign exchange rates, North America sales increased $160.6 million or 27.7% and other international sales increased $9.7 million or 12.4% for the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020.

Net sales included an increase in transactions and dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by an increase in men’s clothing followed by accessories, footwear, women’s clothing, and hardgoods.

Gross Profit

Gross profit was $322.8 million for the nine months ended October 30, 2021 compared to $220.4 million for the nine months ended October 31, 2020, an increase of $102.4 million, or 46.5%. As a percent of net sales, gross profit increased 520 basis points for the nine months ended October 30, 2021 to 38.6%, as we leveraged meaningfully across the fixed costs structures compared to the period of COVID-19 related closures in the prior year. The increase was primarily driven by 250 basis point leverage in our store occupancy costs when compared to the prior year, which included the continuation of rent charges without associated sales during COVID-19 related closures in the first nine months of 2020. In addition, there was a 140 basis point decrease in web fulfillment and web shipping costs due to leverage of distribution fixed costs and decreased total web sales activity compared to the prior year which increased as a result of COVID-19 related short-term closures and a 130 basis point increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $216.7 million for the nine months ended October 30, 2021 compared to $177.3 million for the nine months ended October 31, 2020, an increase of $39.5 million, or 22.3%. SG&A expenses as a percent of net sales decreased 100 basis points for the nine months ended October 30, 2021 to 25.9% as we leveraged meaningfully across our fixed costs compared to the period of COVID-19 related closure in the prior year. The decrease was primarily driven by 130 basis points due to leverage non-wage store costs and 50 basis points due to leverage of store wages. These decreases were partially offset by a 70 basis point decrease in governmental subsidies.

Net Income

Net income for the nine months ended October 30, 2021 was $81.1 million, or $3.20 earnings per diluted share, compared with net income of $33.4 million, or $1.32 earnings per diluted share, for the nine months ended October 31, 2020. Our effective income tax rate for the nine months ended October 30, 2021 was a 25.9% provision for income taxes compared to a 27.9% provision for income taxes for the nine months ended October 31, 2020. The decrease in effective income tax rate was primarily due to the benefit of certain discrete items recognized during the year, a change in jurisdictional income mix, and the effect of certain jurisdictional losses which are excluded from our estimated annual effective tax rate due to the uncertainty of the realization of deferred tax assets.

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

During fiscal 2021, we expect to spend approximately $19 million to $21 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 23 new stores we remain on track to open in fiscal 2021 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2021 will not be different from the number of stores we plan to open, or that actual fiscal 2021 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $9.8 million to $71.9 million provided by operating activities for the nine months ended October 30, 2021 from $81.8 million provided operating activities for the nine months ended October 31, 2020. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $26.2 million for the nine months ended October 30, 2021 related to $35.0 million in net sales of marketable securities, partially offset by $8.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $38.3 million for the nine months ended October 31, 2020, related to $30.8 million in net purchases of marketable securities and $7.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the nine months ended October 30, 2021 was $96.2 million, related to $98.5 million used in the repurchase of common stock and $0.6 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $2.9 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the nine months ended October 31, 2020 was $12.6 million, related to $13.4 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.9 million proceeds from the issuance and exercise of stock-based awards.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum. There were no open letters of credit outstanding at October 30, 2021 or January 30, 2021.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($17.4 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this credit facility at October 30, 2021 or January 30, 2021.

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

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended October 30, 2021.  The following table summarizes the total amount of future payments due under our contractual obligations at October 30, 2021 (in thousands):

	Total	Fiscal 2021	Fiscal 2022 and Fiscal 2023	Fiscal 2024 and Fiscal 2025	Thereafter
Operating lease liabilities, including imputed interest (1)	$304,328	$15,432	$135,454	$88,833	$64,609
Purchase obligations (2)	229,938	226,036	3,902	—	—
Total	$534,266	$241,468	$139,356	$88,833	$64,609

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

Off-Balance Sheet Arrangements

At October 30, 2021, we did not have any off-balance sheet arrangements.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024. The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business.  The credit facility contains certain financial maintenance covenants that generally require us to have net income after taxes of at least $5.0 million on a trailing four-quarter basis and a quick ratio of 1.25:1.0 at the end of each fiscal quarter.  These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Our market risk profile at October 30, 2021 has not significantly changed since January 30, 2021. Our market risk profile at January 30, 2021 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended October 30, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
August 1, 2021 - August 28, 2021	342	$41.91	342	$14,324
August 29, 2021 - October 2, 2021	844	$40.97	844	$34,575
October 3, 2021 - October 30, 2021	1,049	$40.72	1,049	$42,732
Total	2,235		2,235

(1)

In September 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. This program is expected to continue through January 28, 2023, unless the time period is extended or shortened by the Board of Directors. This repurchase program supersedes all previously approved and authorized share repurchase programs.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.29

First Amendment to Credit Agreement dated October 14, 2021, is entered into by and between ZUMIEZ Inc., a Washington corporation (“Parent”), ZUMIEZ SERVICES INC., a Washington Corporation (together with Parent, each individually and collectively, as the context requires, “Borrower), and WELLS FARGO BANK, NATIONAL ASSOCIATION (“Bank”) – Incorporated by reference to Exhibit 10.29 of our form 8-K dated October 14, 2021 filed with the Commission on October 18, 2021.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 30, 2021 (unaudited) and January 30, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 30, 2021 and October 31, 2020; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 30, 2021 and October 31, 2020; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 30, 2021 and October 31, 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2021 and October 31, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 6, 2021	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)