Form 10-K
period 2022-01-29
Zumiez Inc
filed 2022-03-14
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 29, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 31, 2021, was $951,431,935.  At March 7, 2022, there were 19,922,279 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 1, 2022, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2022 will be the 52 week period ending January 28, 2023. Fiscal 2021 was the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021.  Fiscal 2019 was the 52 week period ending February 1, 2020.  Fiscal 2018 was the 52 week period ending February 2, 2019.  Fiscal 2017 was the 53 week period ending February 3, 2018.

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

We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 29, 2022, we operated 739 stores; 604 in the United States (“U.S.”), 52 in Canada, 66 in Europe and 17 in Australia.

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

Over our 43-year history, we have developed a corporate culture based on a passion for serving our customers through the lens of action sports, streetwear and other unique lifestyles. We have increased our diluted earnings per share from $1.04 in fiscal 2016 to $4.85 in fiscal 2021, representing a 36.1% compound annual growth rate; and been profitable in every fiscal year of our 43-year history.

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

High-Impact, Integrated Marketing Approach.  We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the lifestyles we represent.  Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots digital and physical marketing events, as well as the Zumiez STASH loyalty program.  Our marketing efforts incorporate local sporting and music event promotions, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels.  Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands.  Our STASH loyalty program allows us to learn more about our customer and serve their needs better. We believe that our ability to interact with our customer, and our immersion in the lifestyles we represent, allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

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

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides select store expansion opportunities, particularly within our international markets.  During the last three fiscal years, we have opened 51 new stores consisting of 23 stores in fiscal 2021, 12 stores in fiscal 2020 and 16 stores in fiscal 2019.  We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 34 new stores in fiscal 2022, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 7.9%, 9.4% and 13.9% of our net sales in fiscal 2021, 2020 and 2019, respectively.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2021, 2020 and 2019, our private label merchandise represented 13.3%, 11.4%, and 11.3% of our net sales, respectively.

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

Stores

Store Locations. At January 29, 2022, we operated 739 stores in the following locations:

United States and Puerto Rico - 604 Stores
Alabama	4	Indiana	10	Nebraska	3	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	4
Arizona	11	Kansas	3	New Jersey	20	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	90	Louisiana	6	New York	33	Texas	50
Colorado	19	Maine	3	Nevada	10	Utah	14
Connecticut	10	Maryland	11	North Carolina	14	Vermont	1
Delaware	4	Massachusetts	10	North Dakota	4	Virginia	14
Florida	35	Michigan	13	Ohio	14	Washington	23
Georgia	14	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	13
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	17	Montana	5	Puerto Rico	5

Canada - 52 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	25

Europe - 66 Stores
Austria	17
Germany	30
Switzerland	10
Netherlands	3
Norway	1
Finland	5

Australia - 17 Stores
Victoria	8
Queensland	4
South Australia	2
New South Wales	3

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed (1)	Total Number of Stores End of Year
2021	23	5	739
2020	12	9	721
2019	16	5	718

(1)	Store closures above do not include short-term closures in fiscal 2021 and 2020 due to the impact of the novel coronavirus (“COVID-19”) pandemic.

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At January 29, 2022, our stores averaged approximately 2,951 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the lifestyles we represent.  Our marketing efforts focus on reaching our customers in their environment, and feature extensive physical and digital grassroots marketing events, which give our customers an opportunity to experience and participate in the lifestyles we offer.  Our grassroots marketing events are built around the demographics of our customer base and offer an opportunity for our customers to develop a strong identity with our brands and culture.

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

Internationally, we operate distribution centers located in Delta, Canada, Graz, Austria, and Melbourne, Australia to support our operations in Canada, Europe and Australia, respectively. Each of our international entities are progressing toward full localized fulfillment and are in various states of implementation.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2021, approximately 54% of our net sales occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At January 29, 2022, we employed approximately 2,500 full-time and approximately 7,000 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

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

The Zumiez culture is built on a set of shared values that have been in place since the inception of the business. These shared values include empowered managers, teaching and learning, competition, recognition, and fairness and honesty.  Our culture strives to integrate quality teaching and learning experiences throughout the organization. We do this through a comprehensive training program, which primarily focuses on sales and customer service training. Our training programs have been developed internally and are almost exclusively taught internally by Zumiez employees to Zumiez employees. The training programs have been developed to empower our managers to make good retail decisions.

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

A resurgence in the spread of COVID-19, or its variants, could force the closure of our retail stores globally, as we saw in the first quarter of 2020. We could also experience store closures on a regional basis, like we have seen in 2020 and 2021. We may face long term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions, public health directives, quarantine policies, or social distancing measures, resulting in a materially adverse impact to our financial results.

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

In response to a decline in disposable income and consumer confidence, we believe the “value” message has become more important to consumers.  As a retailer that sells approximately 87% branded merchandise, this trend may negatively affect our business, as we generally will have to charge more than vertically integrated private label retailers or we may be forced to rely on promotional sales to compete in our market which could have a material adverse effect on our financial position.

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

All of our stores are occupied under operating leases and encompassed approximately 2.2 million total square feet at January 29, 2022.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 29, 2022, there were 21,215,359 shares of common stock outstanding.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on January 28, 2017 and ending on January 29, 2022.  The comparison assumes $100 was invested on January 28, 2017 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any.  The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22

Zumiez	100.00	109.02	133.37	165.36	228.54	229.44
NASDAQ Composite	100.00	133.43	132.52	168.35	242.57	265.98
NASDAQ Retail Trade	100.00	152.24	161.79	187.53	298.48	281.88

Holders of the Company’s Capital Stock

We had approximately 11 shareholders of record as of March 7, 2022. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended January 29, 2022 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
October 31, 2021—November 27, 2021	315	$48.08	315	$71,176
November 28, 2021—January 1, 2022 (2)	882	46.28	881	123,200
January 2, 2022—January 29, 2022	903	44.20	903	83,288
Total	2,100		2,099

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  In December 2021, our Board of Directors authorized us to repurchase up to $150 million of our common stock. The repurchase program is expected to continue through the fiscal year 2022 that will end on January 28, 2023, unless the time period is extended or shortened by the Board of Directors. The repurchase program supersedes all previously approved and authorized stock repurchase programs, including the repurchase programs previously approved by the Board of Directors on September 16, 2021 and December 2, 2020. At January 29, 2022, there remains $83.3 million available for share repurchase under the current share repurchase program.

(2)

During the thirteen weeks ended January 29, 2022, 1,277 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors.”  See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of the Annual Report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) is intended to help the reader understand the financial condition, results of operations, and the certainty of cash flows of Zumiez Inc. and its wholly-owned subsidiaries. This discussion focuses on known material events and uncertainties that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely, based on our assessment, to have a material impact on future operations.

Fiscal 2021—A Review of This Past Year

Fiscal 2021 was marked by record sales and earnings for the Company including net sales growth of 19.5% and growth in diluted earnings per share of 61.7% to $4.85. This was up from our previous diluted earnings per share record in the prior year of $3.00.  Our stores were open for approximately 97.0% of the possible operating days in fiscal 2021, while due to COVID-19 related store closures in fiscal 2020, our stores were open for approximately 78.4% of the possible operating days in the prior year.  The majority of the improvement in open store days was related to the United States, while we experienced continued impacts of store closures in Europe, Canada and Australia.  We also benefitted from domestic government stimulus early in fiscal 2021 resulting in sales growth of 102.6% for first quarter of fiscal 2021 compared with the prior year.  Throughout the remainder of the year we drove quarterly year-over-year sales growth in the mid to high single digits resulting in the highest sales in Company history and growth of 14.5% over pre-pandemic fiscal 2019 sales.

Fiscal 2021 represented our sixth straight year of product margin gains.  Product margins grew by 110 basis points in 2021 as our teams remained focused on providing our customers with a diverse product offering and continued newness.  While the year was full of challenges associated with labor shortages, closures, inflation and supply chain, we were able to manage through the issues growing sales and product margin in each quarter of the year.  Overall gross margin was also positively impacted by 140 basis points of leverage in our occupancy costs with significant sales growth, as well as a reduction in web fulfillment and web shipping to customers of 100 basis points as sales shifted back to physical stores with fewer closures overall during the year and a resurgence of our customers coming back to malls represented by a store penetration level that was closer to 2019 than 2020. Total gross margin improved 330 basis points from the prior year to 38.6% of sales.

In fiscal 2021 we began to see expenses that were eliminated or reduced due to the pandemic in 2020 reintroduced into the business. The most significant of these was store payroll as we had a higher percentage of open stores and many of our stores started shifting back to normal operating hours. Though not fully back to pre-pandemic levels, we also began to reintroduce expenses such as training, travel and other discretionary expenses. These increases combined with a year-over-year reduction in COVD-19 related government subsidies and an increase in incentive compensation due to performance, led to growth in selling, general and administrative expenses of 18.1% from the prior year.  With annual sales growth of 19.5%, we did leverage selling general and administrative expenses by 20 basis points from the prior year.

Our earnings per diluted share for fiscal 2021 of $4.85 was an all-time high for the Company and grew 61.7% from our previous record high earnings per share of $3.00 in 2020.  With our significant cash position entering the year and cash flow generated during 2021, we were able to buy back 4.6 million shares during the year at a total cost of $198.4 million ultimately reducing annual diluted shares outstanding by 3.2% from the prior year and total shares outstanding by 4.4 million when compared to the beginning of the year. This will have a larger impact on 2022 weighted average diluted share counts as most of these shares were repurchased in the back half of the year. We added 7 new stores in North America in fiscal 2021, 12 new Blue Tomato stores in Europe and 4 new Fast Times store in Australia.  We believe that we still have meaningful expansion opportunities internationally.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms. We remain committed to serving the customer launching over 100 new brands in 2021. We have made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer and one channel expense structure.  We believe this has been a critical asset during the pandemic in 2020 and recovery in 2021 marked by significant shifts in demand between physical and digital channels.  We are continuing to deliver almost all of our online orders in North America from our stores, which has provided substantial improvements in the speed of delivery to our customers and eliminated the need to manage two pools of inventory separately for digital and physical demand. Internationally we continue to see deeper penetration of localized fulfillment and are in various stages of roll-out in different countries.  In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2021 compared to fiscal 2020:

	Fiscal 2021	Fiscal 2020	% Change
Net sales (in thousands) (1)	$1,183,867	$990,652	19.5%
Operating profit (in thousands)	$157,810	$96,938	62.8%
Operating margin	13.3%	9.8%
Diluted earnings per share	$4.85	$3.00	61.7%

(1)

The increase in net sales was driven by fewer COVID-19 related store closures, government stimulus benefits in the United States during the first quarter of 2021, and the net addition of 18 stores (23 new stores offset by 5 store closures) in fiscal 2021. The increase in net sales was driven by an increase in transactions and an increase in dollars per transaction. The increase in dollars per transaction was driven by an increase in average unit retail, partially offset by a decrease in units per transaction.

Fiscal 2022—A Look At the Upcoming Year

In fiscal 2022, our focus remains on serving the customer with strategic investments largely focused on enhancing the customer experience while increasing market share and creating operational efficiencies to drive long-term operating margin expansion. We are planning accelerated store growth in 2022 anticipating 34 new stores compared with 23 new stores opened in 2021. We expect to open 15 new stores in North America, 14 in Europe and 5 in Australia as we continue to extend our reach in both existing and new markets.

Coming off of a record year in sales and earnings in 2021, we are entering fiscal 2022 anticipating some fluctuation in quarterly results.  The first and second quarters of 2022 in particular are likely to be challenging as we annualize the substantial benefits from domestic stimulus that positively impacted the first quarter and beginning of the second quarter of fiscal 2021.  The first and second quarters of 2022 are likely to be down year-over-year in sales with the second quarter more modestly impacted.  As we move to the back half of the year we anticipate sales growth in the third and fourth quarters against more normalized results in 2021.  Throughout the year we anticipate we will see stronger results across our international entities in Canada, Europe and Australia as we anniversary store closures and continue to benefit from a growing store base. Overall, we anticipate sales will be roughly flat to fiscal 2021.

Fiscal 2022 operating expenses are expected to grow at a greater rate than sales.  Several factors are expected to contribute to this including wage and other expense inflation, a more normalized operating environment driving longer store hours and higher variable operating costs, additional training, travel and other discretionary expenses foregone in 2021 as a result of COVID-19 restrictions that will return to the business.  We are currently expecting operating profit to decrease in fiscal 2022 compared to fiscal 2021.  Given our strong cash position, we have the security to manage through potential difficulties while also investing strategically in important long-term initiatives and returning value to our shareholders. At the end of fiscal 2021, we had $83.3 million remaining on our currently active stock repurchase authorization. Given the share repurchases we have completed from 2021 and the current program that we have been executing in fiscal 2021 and early fiscal 2022, we expect that the reduction in shares outstanding will drive a double digit increase in diluted earnings per share in fiscal 2022 compared with fiscal 2021.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of the COVID-19 pandemic on our operations and financial results; foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, while there was not a significant impact from inflation on our operations during the past three fiscal years, we experienced increased costs during 2021 that are expected to continue into 2022. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs.

These and other factors can affect our operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years and the results presented in this report are not necessarily indicative of future operating results.

Results of Operations

In December 2019, a novel strain of coronavirus (COVID-19) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter, with the majority of our stores open through the third and fourth quarter. In certain regions, COVID-19 related short-term closures have continued into fiscal 2021, primarily in Europe, Canada, and Australia.

Our stores were open, on an aggregate basis, approximately 97.0% of the possible days during fiscal 2021 compared to 78.4% of the possible days during fiscal 2020.

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.4%	64.7%	64.6%
Gross profit	38.6%	35.3%	35.4%
Selling, general and administrative expenses	25.3%	25.5%	27.1%
Operating profit	13.3%	9.8%	8.3%
Interest and other income (expense), net	0.3%	0.5%	0.5%
Earnings before income taxes	13.6%	10.3%	8.8%
Provision for income taxes	3.5%	2.6%	2.3%
Net income	10.1%	7.7%	6.5%

Fiscal 2021 Results Compared With Fiscal 2020

Net Sales

Net sales were $1,183.9 million for fiscal 2021 compared to $990.7 million for fiscal 2020, an increase of $193.2 million or 19.5%. The increase in sales was primarily driven by the re-opening of stores compared to the wide spread short-term store closures related to the COVID-19 pandemic in the prior year, our ability to capitalize on current trends and the impact of domestic economic stimulus on the business during the year. For the year, our stores were open approximately 97.0% of the possible days compared to 78.4% of the possible days during fiscal 2020.

The increase in net sales was driven by an increase in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail partially offset by a decrease in units per transaction. For the year, the men’s category was our largest growth category followed by accessories, footwear, and women’s. Our only negative category for the year was hardgoods.

By region, North America sales increased $165.1 million or 19.1% and other international sales increased $28.1 million or 22.5% during fiscal 2021 compared to fiscal 2020. Net sales for the year ended January 29, 2022 included a $4.2 million increase due to the change in foreign exchange rates, which consisted of $3.0 million in Canada, $1.0 million in Australia, and $0.3 million in Europe. Excluding the impact of changes in foreign exchange rates, North America sales increased $162.2 million or 18.7% and other international sales increased $26.8 million or 21.4% during fiscal 2021 compared to fiscal 2020.

Gross Profit

Gross profit was $456.7 million for fiscal 2021 compared to $350.0 million for fiscal 2020, an increase of $106.7 million, or 30.5%.  As a percentage of net sales, gross profit increased 330 basis points in fiscal 2021 to 38.6%, as we leverage meaningfully across the fixed cost structures compared to the period of COVID-19 related closures in the prior year. The increase was primarily driven by a 140 basis point leverage in our store occupancy costs when compared to the prior year, which included the continuation of rent charges without associated sales during COVID-19 related closures in fiscal 2020. In addition, there was a 110 basis point increase in product margin and a 100 basis point decrease in web fulfillment and web shipping costs due to leverage of distribution fixed costs and decreased total web sales activity compared to the prior year which increased as a result of COVID-19 related short-term closures.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $298.9 million for fiscal 2021 compared to $253.1 million for fiscal 2020, an increase of $45.8 million, or 18.1%.  SG&A expenses as a percent of net sales decreased 20 basis points in fiscal 2021 to 25.3% as we leveraged meaningfully across our fixed costs compared to the period of COVID-19 related closures in the prior year. The decrease was primarily driven by 90 basis points of leverage in non-wage store operating costs partially offset by a 50 basis point unfavorable impact related to fewer government subsidies received in fiscal 2021.

Net Income

Net income for fiscal 2021 was $119.3 million, or $4.85 per diluted share, compared with net income of $76.2 million, or $3.00 per diluted share, for fiscal 2020.  Our effective income tax rate for fiscal 2021 was 25.7% compared to 25.6% for fiscal 2020.

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

Liquidity and Capital Resources

Our cash requirements are subject to change as business conditions warrant and opportunities arise. Our primary uses of cash are for operational expenditures, inventory purchases, common stock repurchases and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements. Historically, our main source of liquidity has been cash flows from operations.

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

At January 29, 2022 and January 30, 2021, cash, cash equivalents and current marketable securities were $294.5 million and $375.5 million. Working capital, the excess of current assets over current liabilities, was $263.2 million at the end of fiscal 2021, a decrease of 22.5% from $339.8 million at the end of fiscal 2020.  The decrease in cash, cash equivalents and current marketable securities in fiscal 2021 was due repurchases of common stock of $193.8 million and $15.7 million of capital expenditures primarily related to the opening of 23 new stores and 3 remodels and relocations, partially offset by $135.0 million of cash provided by operating activities.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Total cash provided by (used in)
Operating activities	$134,950	$138,412	$106,070
Investing activities	101,643	(110,541)	(102,931)
Financing activities	(191,409)	(9,694)	2,010
Effect of exchange rate changes on cash and cash equivalents	(1,822)	3,522	(429)
Increase in cash and cash equivalents	$43,362	$21,699	$4,720

Operating Activities

Net cash provided by operating activities decreased by $3.5 million in fiscal 2021 to $135.0 million from $138.4 million in fiscal 2020. Net cash provided by operating activities increased by $32.3 million in fiscal 2020 to $138.4 million from $106.1 million in fiscal 2019. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $101.6 million in fiscal 2021 related to $117.4 million in net sales of marketable securities and $15.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $110.5 million in fiscal 2020 related to $101.4 million in net purchases of marketable securities and $9.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $102.9 million in fiscal 2019 related to $84.1 million in net purchases of marketable securities and $18.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities in fiscal 2021 was $191.4 million related to $193.8 million used in the repurchase of common stock and $0.6 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $3.0 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2020 was $9.7 million related to $13.4 million used in the repurchase of common stock and $0.2 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $3.9 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities in fiscal 2019 was $2.0 million related to $2.3 million in proceeds from issuance of stock-based awards partially offset by $0.3 million in payments on tax withholding obligation upon vesting of restricted stock.

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

During fiscal 2021, we spent $15.7 million on capital expenditures which consisted of $11.5 million of costs related to investment in 23 new stores and 3 remodeled or relocated stores, $1.1 million associated with improvements to our websites and $3.1 million in other improvements.

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

In fiscal 2022, we expect to spend approximately $30 million to $32 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 34 new stores we plan to open in fiscal 2022 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2022 will not be different from the number of stores we plan to open, or that actual fiscal 2022 capital expenditures will not differ from this expected amount.

Other Material Cash Requirements

Our material cash requirements include the following contractual and other obligations: (1) purchase obligations (for additional information, see Note 11 to the Consolidated Financial Statements); (2) supply and service arrangements entered in the normal course of business; (3) operating lease payments (for additional information, see Note 10 to the Consolidated Financial Statements); and (4) employee wages, benefits, and incentives; (5) commitments for capital expenditures; and (6) tax payables. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

At January 29, 2022, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of January 29, 2022, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at January 29, 2022.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($16.7 million), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the credit agreement at January 29, 2022.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.  We believe that the following accounting estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material. Our inventory reserves have increased by $1.3 million in fiscal 2021.

A 10% decrease in the sales price of our inventory at January 29, 2022 would have decreased net income by less than $0.1 million in fiscal 2021.

A 10% increase in actual physical inventory shrinkage rate at January 29, 2022 would have decreased net income by $0.2 million in fiscal 2021.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.  Declines in projected cash flow of the assets could result in impairment. We recognized impairment losses of $2.2 million related to long-lived assets in fiscal 2021.

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

Total undiscounted future payments for lease liabilities were $288.5 million at January 29, 2022. If the incremental borrowing rate increased 10 basis points from the rate in effect at January 29, 2022, the lease liability balance would decrease by $0.3 million.

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

We have not made any material changes in the accounting methodology used to measure future sales returns or gift card breakage in the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Our sales return reserve has decreased by $0.1 million in fiscal 2021. A 10% increase in our sales return reserve at January 29, 2022 would have decreased net income by $0.3 million in fiscal 2021.

Our gift card breakage reserve has increased by $1.5 million in fiscal 2021. A 1% increase in the estimated gift card redemption rate would have decreased net income by $0.1 million in fiscal 2021.

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

At January 29, 2022 and January 30, 2021, we had valuation allowances on our deferred tax assets of $10.0 million and $8.7 million, respectively.  Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

Although management believes that the contingency related judgments and estimates are reasonable, our accrual for claims and contingencies could fluctuate as additional information becomes known, thereby creating variability in our results of operations from period to period.  Additionally, actual results could differ and we may be exposed to losses or gains that could be material. See Note 11, “Commitments and Contingencies,” in the Notes to the consolidated financial statements found in Part IV Item 15 of this Form 10-K.

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

A goodwill impairment analysis was performed for each of our reporting units as of November 1, 2021. Based on this analysis the implied fair value of each of our reporting units was substantially in excess of its carrying value. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in different conclusion.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2021, our net income would have decreased by $0.3 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.  At January 29, 2022, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. dollar, including the Canadian dollar, Euro, Australian dollar, Norwegian krone, and Swiss franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2021 our net income would have decreased or increased by $0.7 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zumiez Inc.’s (the “Company”) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Zumiez Inc. as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2022

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 29, 2022 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

The Company’s independent registered public accounting firm is Moss Adams LLP, Seattle, WA, PCAOB ID: 659.

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2021 and 2020” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 29, 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Store Asset Impairment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated fixed assets, net balance was $91.5 million and operating lease right-of-use asset was $230.2 million as of January 29, 2022. As disclosed in Note 12, the Company recognized a long-lived assets impairment loss of $0.1 million for fixed assets, net and $2.1 million for operating lease right-of-use assets for the year ended January 29, 2022. The Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to its carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

The evaluation of store assets for possible indications of impairment and the determination of the fair value of a store requires management to make significant estimates, complex judgments, and assumptions. These assumptions include revenue growth rates, product margins, operating expenses, current market rents that could be received as sublease income, and discount rate.

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

The primary procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls relating to management’s identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by stores with indicators of impairment, the determination of the fair value of the stores, and the measurement of any resulting impairment.

•

Evaluating management’s store asset impairment analysis including inspecting the Company’s analysis of historical results by store to determine if contrary evidence existed as to the completeness of the population of potentially impaired stores.

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

March 14, 2022

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 29, 2022	January 30, 2021
Assets
Current assets
Cash and cash equivalents	$117,223	$73,622
Marketable securities	177,260	301,920
Receivables	14,427	16,558
Inventories	128,728	134,354
Prepaid expenses and other current assets	10,011	8,823
Total current assets	447,649	535,277
Fixed assets, net	91,451	98,352
Operating lease right-of-use assets	230,187	267,152
Goodwill	57,560	61,470
Intangible assets, net	14,698	16,029
Deferred tax assets, net	8,659	9,927
Other long-term assets	11,808	10,157
Total long-term assets	414,363	463,087
Total assets	$862,012	$998,364

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$55,638	$69,751
Accrued payroll and payroll taxes	31,209	27,911
Income taxes payable	1,137	6,317
Operating lease liabilities	63,577	66,993
Other liabilities	32,878	24,480
Total current liabilities	184,439	195,452
Long-term operating lease liabilities	204,309	246,123
Other long-term liabilities	4,946	4,193
Total long-term liabilities	209,255	250,316
Total liabilities	393,694	445,768
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 21,215 shares issued and outstanding at January 29, 2022 and 25,599 shares issued and outstanding at January 30, 2021	180,824	171,628
Accumulated other comprehensive (loss) income	(13,463)	939
Retained earnings	300,957	380,029
Total shareholders’ equity	468,318	552,596
Total liabilities and shareholders’ equity	$862,012	$998,364

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net sales	$1,183,867	$990,652	$1,034,129
Cost of goods sold	727,137	640,637	667,566
Gross profit	456,730	350,015	366,563
Selling, general and administrative expenses	298,920	253,077	280,756
Operating profit	157,810	96,938	85,807
Interest income, net	3,592	3,518	3,654
Other (expense) income, net	(891)	2,001	1,532
Earnings before income taxes	160,511	102,457	90,993
Provision for income taxes	41,222	26,230	24,112
Net income	$119,289	$76,227	$66,881
Basic earnings per share	$4.93	$3.06	$2.65
Diluted earnings per share	$4.85	$3.00	$2.62
Weighted average shares used in computation of earnings per share:
Basic	24,187	24,942	25,200
Diluted	24,593	25,398	25,535

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 30, 2022	January 30, 2021	February 1, 2020
Net income	$119,289	$76,227	$66,881
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(11,098)	12,289	(4,426)
Net change in unrealized (loss) gain on available-for-sale debt securities	(3,304)	1,241	1,059
Other comprehensive (loss) income, net	(14,402)	13,530	(3,367)
Comprehensive income	$104,887	$89,757	$63,514

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	(Loss) Income	Earnings	Total
Balance at February 2, 2019	25,521	$153,066	$(9,224)	$256,614	$400,456
Net income	—	—	—	66,881	66,881
Other comprehensive loss, net	—	—	(3,367)	—	(3,367)
Issuance and exercise of stock-based awards	307	2,010	—	—	2,010
Stock-based compensation expense	—	6,382	—	—	6,382
Cumulative effect of accounting change under ASC 842	—	—	—	(6,276)	(6,276)
Balance at February 1, 2020	25,828	161,458	(12,591)	317,219	466,086
Net income	—	—	—	76,227	76,227
Other comprehensive income, net	—	—	13,530	—	13,530
Issuance and exercise of stock-based awards	465	3,722	—	—	3,722
Stock-based compensation expense	—	6,448	—	—	6,448
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at January 30, 2021	25,599	171,628	939	380,029	552,596
Net income	—	—	—	119,289	119,289
Other comprehensive loss, net	—	—	(14,402)	—	(14,402)
Issuance and exercise of stock-based awards	197	2,380	—	—	2,380
Stock-based compensation expense	—	6,816	—	—	6,816
Repurchase of common stock	(4,581)	—	—	(198,361)	(198,361)
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities:
Net income	$119,289	$76,227	$66,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,930	24,059	25,449
Noncash lease expense	64,466	61,694	58,223
Deferred taxes	2,374	(3,890)	899
Stock-based compensation expense	6,816	6,448	6,382
Impairment of long-lived assets	2,229	4,803	215
Other	2,728	(570)	(656)
Changes in operating assets and liabilities:
Receivables	2,884	928	3,396
Inventories	2,587	3,946	(6,825)
Prepaid expenses and other assets	(2,824)	1,010	861
Trade accounts payable	(14,060)	20,797	12,756
Accrued payroll and payroll taxes	3,649	3,841	2,735
Income taxes payable	(5,101)	1,602	(1,127)
Operating lease liabilities	(77,657)	(65,479)	(62,217)
Other liabilities	4,640	2,996	(902)
Net cash provided by operating activities	134,950	138,412	106,070
Cash flows from investing activities:
Additions to fixed assets	(15,749)	(9,057)	(18,818)
Purchases of marketable securities and other investments	(160,328)	(222,785)	(236,838)
Sales and maturities of marketable securities and other investments	277,720	121,301	152,725
Net cash provided by (used in) investing activities	101,643	(110,541)	(102,931)
Cash flows from financing activities:
Proceeds from issuance and exercise of stock-based awards	3,001	3,877	2,332
Payments for tax withholdings on equity awards	(621)	(154)	(322)
Common stock repurchased	(193,789)	(13,417)	—
Net cash (used in) provided by financing activities	(191,409)	(9,694)	2,010
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,822)	3,522	(429)
Net increase in cash, cash equivalents, and restricted cash	43,362	21,699	4,720
Cash, cash equivalents, and restricted cash, beginning of period	80,690	58,991	54,271
Cash, cash equivalents, and restricted cash, end of period	$124,052	$80,690	$58,991
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$42,767	$27,598	$24,138
Accrual for repurchase of common stock	4,572	—	—
Accrual for purchases of fixed assets	984	231	1,152

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a global leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 29, 2022, we operated 739 stores; 604 in the United States (“U.S.”), 52 in Canada, 66 in Europe and 17 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 were 52-week periods.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

COVID-19—In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate in mid-March 2020. We began gradually re-opening stores at the end of the first fiscal quarter and into the second fiscal quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during fiscal 2020 and in certain geographies in 2021. By quarter, our stores were open, on an aggregate basis, approximately 50.2%, 73.4%, 94.7% and 93.6%, respectively, of the possible days during each fiscal quarter in fiscal 2020, and approximately 93.4%, 96.3%, 98.6% and 99.4%, respectively, of the possible days during each fiscal quarter in fiscal 2021.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Cash and cash equivalents	$117,223	$73,622	$52,428
Restricted cash included in other long-term assets	6,829	7,068	6,563
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$124,052	$80,690	$58,991

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods. Inventory is at net realizable value which factors in a reserve for inventory whose selling price is below cost and an estimate for inventory shrinkage. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at January 29, 2022 and January 30, 2021 in the amounts of $3.3 million and $2.1 million, respectively.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 29, 2022 and January 30, 2021 was $3.2 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at January 29, 2022 and January 30, 2021 was $3.5 million and $3.6 million, respectively.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $5.6 million at January 29, 2022 and $4.8 million at January 30, 2021. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, we recorded net sales related to gift card breakage income of $1.7 million, $1.5 million and $1.7 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  The deferred revenue related to our customer loyalty program at January 29, 2022 and January 30, 2021 was $1.0 million and $0.7 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $13.5 million, $11.9 million and $11.3 million for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not be realized.  The valuation allowance on our deferred tax assets at January 29, 2022 and January 30, 2021 was $10.0 million and $8.7 million, respectively.

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

Foreign Currency Translation—Our international subsidiaries operate with functional currencies other than the U.S. dollar, including the Canadian dollar, Euro, Australian dollar, Norwegian krone, and Swiss franc. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date.  Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive (loss) income on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recent Accounting Standards—In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions on the agreements, including commitments and contingencies. The new standard is effective for annual periods beginning after December 15, 2021 (fiscal year ending January 28, 2022 for the Company). Early adoption is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is currently evaluating the impact of the adoption of ASU 2021-10 will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective for annual periods beginning after December 15, 2022 (fiscal year ending January 3, 2024 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2021-08 will have on its consolidated financial statements.

3. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
United States	$978,438	$812,825	$855,906
Canada	52,244	52,736	58,350
Europe	134,988	110,345	109,401
Australia	18,197	14,746	10,472
Net sales	$1,183,867	$990,652	$1,034,129

Net sales for the year ended January 29, 2022 included a $4.2 million increase due to the change in foreign exchange rates, which consisted of $3.0 million in Canada, $1.0 million in Australia, and $0.3 in Europe.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 29, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$99,333	$—	$—	$99,333
Money market funds	17,890	—	—	17,890
Total cash and cash equivalents	117,223	—	—	117,223
Marketable securities:
U.S. treasury and government agency securities	29,218	33	(819)	28,432
Corporate debt securities	123,611	436	(851)	123,196
State and local government securities	25,722	62	(152)	25,632
Total marketable securities	$178,551	$531	$(1,822)	$177,260

	January 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,407	$—	$—	$43,407
Money market funds	19,267	—	—	19,267
Corporate debt securities	10,948	—	—	10,948
Total cash and cash equivalents	73,622	—	—	73,622
Marketable securities:
U.S. treasury and government agency securities	53,856	478	(24)	54,310
Corporate debt securities	220,558	2,352	(38)	222,872
State and local government securities	24,363	375	—	24,738
Total marketable securities	$298,777	$3,205	$(62)	$301,920

All of our available-for-sale debt securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 29, 2022
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$20,683	$(785)	$1,622	$(34)	$22,305	$(819)
Corporate debt securities	63,887	(849)	69	(2)	63,956	(851)
State and local government securities	15,639	(152)	-	-	15,639	(152)
Total marketable securities	$100,209	$(1,786)	$1,691	$(36)	$101,900	$(1,822)

	January 30, 2021
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$3,653	$(24)	$—	$—	$3,653	$(24)
Corporate debt securities	36,068	(38)	-	-	36,068	(38)
Total marketable securities	$39,721	$(62)	$—	$—	$39,721	$(62)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

5. Receivables

Receivables consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Credit cards receivable	$7,964	$9,747
Vendor receivable	3,415	2,854
Other receivables	1,116	829
Tenant allowances receivable	967	204
Interest receivable	517	901
Tax-related receivables	448	510
Governmental subsidiaries	-	1,513
Receivables	$14,427	$16,558

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Leasehold improvements	$198,538	$195,526
Fixtures	89,422	88,929
Buildings, land, and building and land improvements	28,179	28,184
Computer equipment, software, store equipment and other	48,356	42,970
Fixed assets, at cost	364,495	355,609
Less: Accumulated depreciation	(273,044)	(257,257)
Fixed assets, net	$91,451	$98,352

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of goods sold	$1,203	$1,213	$1,173
Selling, general and administrative expenses	20,226	22,237	23,861
Depreciation expense	$21,429	$23,450	$25,034

Impairment of Fixed Assets—We recorded $0.1 million, $1.4 million and $0.2 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of income for the years ended January 29, 2022, January 30, 2021 and February 1, 2020.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of February 1, 2020	$57,099
Effects of foreign currency translation	4,371
Balance as of January 30, 2021	61,470
Effects of foreign currency translation	(3,910)
Balance as of January 29, 2022	$57,560

There was no impairment of goodwill for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,698	$—	$14,698
Intangible assets subject to amortization:
Developed technology	3,344	3,344	—
Customer relationships	2,477	2,477	—
Non-compete agreements	210	210	—
Total intangible assets	$20,729	$6,031	$14,698

	January 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$16,002	$—	$16,002
Intangible assets subject to amortization:
Developed technology	3,637	3,637	—
Customer relationships	2,695	2,695	—
Non-compete agreements	230	203	27
Total intangible assets	$22,564	$6,535	$16,029

The impairment of intangible assets for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 was immaterial. All amounts in the tables above are denominated in a foreign currency and subject to foreign exchange fluctuation.

Amortization expense of intangible assets for each of the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 was $0.1 million.  Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued payables	$6,482	$6,715
Accrued indirect taxes	6,451	6,855
Unredeemed gift cards	5,593	4,836
Accrual for repurchase of common stock	4,573	—
Allowance for sales returns	3,521	3,635
Accrued legal settlement	2,834	—
Other current liabilities	2,377	1,543
Deferred revenue	1,047	896
Other liabilities	$32,878	$24,480

9. Revolving Credit Facilities and Debt

On October 14, 2021, we amended our credit agreement with Wells Fargo Bank, N.A. (previously entered into December 7, 2018), which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024. The secured revolving credit facility is available for working capital and other general corporate purposes.  The senior secured credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days.  The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The amount of borrowings available at any time under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The credit facility will mature on December 7, 2024. All obligations under the credit facility are joint and several with Zumiez Services and guaranteed by certain of our subsidiaries.  The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum.

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

There were no borrowings outstanding under the credit facility at January 29, 2022 or January 30, 2021.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 29, 2022 or January 30, 2021.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($16.7 million as of January 29, 2022), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under the secured credit agreement at January 29, 2022.

10. Leases

At January 29, 2022, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At January 29, 2022 and January 30, 2021, the weighted-average of the remaining lease term was 5.0 years and 5.3 years, respectively, and the weighted-average operating lease discount rate was 2.7% and 3.0%, respectively.

The following table presents components of lease expense (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021
Operating lease expense	$73,519	$72,245
Variable lease expense	10,367	3,981
Total lease expense (1)	$83,886	$76,226
(1)	Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(77,657)	$(65,479)
Right-of-use assets obtained in exchange for new operating lease liabilities	37,268	22,732

At January 29, 2022, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2022	$69,672
Fiscal 2023	62,040
Fiscal 2024	52,283
Fiscal 2025	36,828
Fiscal 2026	24,546
Thereafter	40,041
Total minimum lease payments	285,410
Less: interest	(17,524)
Present value of lease obligations	267,886
Less: current portion	(63,577)
Long-term lease obligations (2)	$204,309
(2)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At January 29, 2022, we have excluded from the table above $8.3 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2022.

11. Commitments and Contingencies

Purchase Commitments—At January 29, 2022 and January 30, 2021, we had outstanding purchase orders to acquire merchandise from vendors of $254.6 million and $262.6 million, respectively.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016. Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion. However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed in June 2018 and the plaintiff’s answering appellate brief was filed in August 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed in September 2018 and oral arguments were completed in February 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which will be subject to the court’s approval. We anticipate submitting the settlement for the court’s approval within the next 60 to 90 days. The estimated settlement of $2.8 million was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended January 29, 2022, and in other liabilities on the consolidated balance sheet as of January 29, 2022.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve for fiscal years ended January 29, 2022 and January 30, 2021 was $2.0 million and $1.8.

12. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 29, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,890	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	28,432	—
Corporate debt securities	—	123,196	—
State and local government securities	—	25,632	—
Long-term other assets:
Money market funds	6,829	—	—
Total	$24,719	$177,260	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,267	$—	$—
Corporate debt securities	—	10,948	—
Marketable securities:
U.S. treasury and government agency securities	—	54,310	—
Corporate debt securities	—	222,872	—
State and local government securities	—	24,738	—
Long-term other assets:
Money market funds	7,068	—	—
Total	$26,335	$312,868	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. We recorded impairment charges for operating lease right-of-use assets of $2.1 million in costs of sales and impairment charges for fixed assets of $0.1 million in selling, general and administrative expenses on the consolidated statement of income for the year ended January 29, 2022. We recorded impairment charges for operating right-of-use assets of $3.4 million in costs of sales and impairment charges for fixed assets of $1.4 million in selling, general and administrative expenses on the consolidated statement of income for the year ended January 30, 2021.

13. Stockholders’ Equity

Share Repurchase— In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. The repurchases will be made from time to time on the open market at prevailing market prices. The repurchase program is expected to continue through the fiscal year 2022 that will end on January 28, 2023, unless the time period is extended or shortened by the Board of Directors. The repurchase program supersedes all previously approved and authorized stock repurchase programs, including the repurchase programs previously approved by the Board of Directors on September 16, 2021 and December 2, 2020. As of January 29, 2022, there remains $83.3 million available to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during the fiscal year ended January 29, 2022 (in thousands, except per share amounts):

Number of shares repurchased	4,581
Average price per share of repurchased shares (with commission)	$43.30
Total cost of shares repurchased	$198,361

Accumulated Other Comprehensive (Loss) Income —The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income is as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive (loss) income
Balance at February 2, 2019	$(9,270)	$46	$(9,224)
Other comprehensive loss, net (2)	(4,426)	1,059	(3,367)
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (2)	12,289	1,241	13,530
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (1)	(11,098)	(3,304)	(14,402)
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)

(1)

Other comprehensive loss before reclassifications was $4.4 million, net of taxes for net unrealized losses on available-for-sale investments for the fiscal year ended January 29, 2022. There were $1.1 million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended January 29, 2022.

(2)

Other comprehensive income before reclassifications was $1.7 million, net of taxes for net unrealized gains on available-for-sale investments for the fiscal years ended January 30, 2021 and February 1 2020 and $0.5 million and $0.6 million, net of taxes for net unrealized gains reclassified from accumulated other comprehensive income (loss) for the fiscal years ended January 30, 2021 and February 1, 2020, respectively.

(3)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international securities.

14. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of goods sold	$1,451	$1,339	$1,265
Selling, general and administrative expenses	5,365	5,109	5,117
Total stock-based compensation expense	$6,816	$6,448	$6,382

At January 29, 2022, there was $8.6 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.1 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 2, 2019	544	$21.63
Granted	245	$24.82
Vested	(218)	$22.17
Forfeited	(30)	$22.30
Outstanding at February 1, 2020	541	$22.82
Granted	321	$19.54
Vested	(229)	$22.15
Forfeited	(33)	$21.29
Outstanding at January 30, 2021	600	$21.41
Granted	142	$45.24
Vested	(247)	$21.95
Forfeited	(52)	$25.30
Outstanding at January 29, 2022	443	$28.31	$19,155

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Vest date fair value of restricted stock vested	$11,146	$4,761	$5,339

Stock Options—We had 0.3 million stock options outstanding at January 29, 2022, January 30, 2021, and February 1, 2020 with a grant date weighted average exercise price of $26.37, $22.08 and $23.38, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

15. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
United States	$166,999	$108,412	$93,737
Foreign	(6,488)	(5,955)	(2,744)
Total earnings before income taxes	$160,511	$102,457	$90,993

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$31,231	$22,576	$17,634
State and local	6,521	5,946	4,376
Foreign	1,273	1,598	1,220
Total current	39,025	30,120	23,230
Deferred:
Federal	1,328	(1,198)	241
State and local	873	(808)	277
Foreign	(4)	(1,884)	364
Total deferred	2,197	(3,890)	882
Provision for income taxes	$41,222	$26,230	$24,112

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal effect	3.9	3.8	4.0
Change in valuation allowance	1.4	1.1	2.1
Foreign earnings, net	(0.2)	(0.5)	(0.2)
Stock-based compensation	(1.1)	(0.2)	(0.1)
Other	0.7	0.4	(0.3)
Effective tax rate	25.7%	25.6%	26.5%

The components of deferred income taxes are (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Lease Liability	$66,315	$80,744
Net operating losses	19,093	17,889
Employee benefits, including stock-based compensation	2,046	4,290
Accrued liabilities	2,091	2,014
Inventory	964	1,367
Other	1,468	(310)
Total deferred tax assets	91,977	105,994
Deferred tax liabilities:
Property and equipment	(5,429)	(7,385)
Right of Use Asset	(55,300)	(67,919)
Goodwill and other intangibles	(10,897)	(10,850)
Other	(1,660)	(1,203)
Total deferred tax liabilities	(73,286)	(87,357)
Net valuation allowances	(10,032)	(8,710)
Net deferred tax assets	$8,659	$9,927

At January 29, 2022 and January 30, 2021, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $75.7 million and $72.0 million, respectively. The tax-effected foreign net operating loss carryovers were $19.1 million and $17.9 million at January 29, 2022 and January 30, 2021, respectively.  The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At January 29, 2022 and January 30, 2021, we had valuation allowances on our deferred tax assets of $10.0 million and $8.7 million, respectively, primarily due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal year 2018 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2016. We are no longer subject to examination for all foreign income tax returns before fiscal 2015.

16. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$119,289	$76,227	$66,881
Weighted average common shares for basic earnings per share	24,187	24,942	25,200
Dilutive effect of stock options and restricted stock	406	456	335
Weighted average common shares for diluted earnings per share	24,593	25,398	25,535
Basic earnings per share	$4.93	$3.06	$2.65
Diluted earnings per share	$4.85	$3.00	$2.62

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share was 0.1 million for the fiscal year ended January 29, 2022 and less than 0.1 million for fiscal years ended January 30, 2021 and February 1, 2020, respectively.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $1.6 million, $1.2 million and $1.3 million for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.  We had accrued charitable contributions payable to the Zumiez Foundation of $1.5 million and $1.2 million at January 29, 2022 and January 30, 2021, respectively.

18. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Men's Apparel	43%	39%	39%
Hardgoods	16%	19%	13%
Accessories	17%	17%	17%
Footwear	13%	13%	18%
Women's Apparel	11%	12%	13%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales (1):
United States	$978,438	$812,825	$855,906
Foreign	205,429	177,827	178,223
Total net sales	$1,183,867	$990,652	$1,034,129

	January 29, 2022	January 30, 2021
Long-lived assets (2):
United States	$199,640	$238,684
Foreign	121,998	126,820
Total long-lived assets	$321,638	$365,504

(1)

Net sales are allocated based on the location in which the sale was originated.  Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on zumiez.com and to foreign for sales on zumiez.ca, blue-tomato.com and fasttimes.com.au.

(2)	Long-lived assets include fixed assets, net and operating lease right-of-use assets.

19. Subsequent Events

Subsequent to January 29, 2022, we repurchased 1.5 million of our common stock at an average price of $44.03, totaling $67.4 million, pursuant to the share repurchase program approved in December 2021. There remains $15.8 million available to repurchase common stock under the share repurchase program.

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

10.28

Credit Agreement dated as of December 7, 2018 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.28 to the Form 8-K filed by the Company on December 7, 2018]

10.29

First Amendment to Credit Agreement dated as of October 14, 2021 by and among Zumiez Inc., Zumiez Services Ince. And Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on October 18, 2021]

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 29, 2022 and January 30, 2021; (ii) Consolidated Statements of Income for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 14, 2022
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 14, 2022
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 14, 2022	/S/ STEVEN P. LOUDEN	March 14, 2022
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steven P. Louden, Director

/S/ JAMES P. MURPHY	March 14, 2022	/S/TRAVIS D. SMITH	March 14, 2022
Signature	Date	Signature	Date
James P. Murphy, Director		Travis D. Smith, Director

/S/ KALEN F. HOLMES	March 14, 2022	/S/ SCOTT A. BAILEY	March 14, 2022
Signature	Date	Signature	Date
Kalen F. Holmes, Director		Scott A. Bailey, Director

/S/ LILIANA GIL VALLETTA	March 14, 2022
Signature	Date
Liliana Gil Valletta, Director