Form 10-Q
period 2022-07-30
Zumiez Inc
filed 2022-09-08
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2022

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

At September 1, 2022, there were 19,470,365 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2022	January 29, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,144	$117,223
Marketable securities	107,036	177,260
Receivables	24,201	14,427
Inventories	151,071	128,728
Prepaid expenses and other current assets	14,053	10,011
Total current assets	355,505	447,649
Fixed assets, net	91,196	91,451
Operating lease right-of-use assets	228,243	230,187
Goodwill	54,017	57,560
Intangible assets, net	13,679	14,698
Deferred tax assets, net	6,546	8,659
Other long-term assets	11,425	11,808
Total long-term assets	405,106	414,363
Total assets	$760,611	$862,012

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$72,915	$55,638
Accrued payroll and payroll taxes	16,970	31,209
Operating lease liabilities	67,411	63,577
Other liabilities	23,951	34,015
Total current liabilities	181,247	184,439
Long-term operating lease liabilities	196,073	204,309
Other long-term liabilities	4,995	4,946
Total long-term liabilities	201,068	209,255
Total liabilities	382,315	393,694
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,474 shares issued and outstanding at July 30, 2022 and 21,215 shares issued and outstanding at January 29, 2022	184,619	180,824
Accumulated other comprehensive loss	(26,662)	(13,463)
Retained earnings	220,339	300,957
Total shareholders’ equity	378,296	468,318
Total liabilities and shareholders’ equity	$760,611	$862,012

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$219,993	$268,666	$440,679	$547,735
Cost of goods sold	144,929	163,701	293,242	339,602
Gross profit	75,064	104,965	147,437	208,133
Selling, general and administrative expenses	70,109	73,011	141,985	141,900
Operating profit	4,955	31,954	5,452	66,233
Interest income, net	358	965	850	1,940
Other income (expense), net	233	(151)	405	103
Earnings before income taxes	5,546	32,768	6,707	68,276
Provision for income taxes	2,479	8,770	4,037	17,893
Net income	$3,067	$23,998	$2,670	$50,383
Basic earnings per share	$0.16	$0.95	$0.14	$2.00
Diluted earnings per share	$0.16	$0.94	$0.14	$1.96
Weighted average shares used in computation of earnings per share:
Basic	19,084	25,274	19,308	25,221
Diluted	19,262	25,651	19,592	25,675

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$3,067	$23,998	$2,670	$50,383
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(3,774)	(2,694)	(10,146)	(2,426)
Net change in unrealized gain (loss) on available-for-sale debt securities	386	104	(3,053)	(657)
Other comprehensive loss, net	(3,388)	(2,590)	(13,199)	(3,083)
Comprehensive (loss) income	$(321)	$21,408	$(10,529)	$47,300

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at April 30, 2022	19,459	$182,899	$(23,274)	$217,272	$376,897
Net income	—	—	—	3,067	3,067
Other comprehensive loss, net	—	—	(3,388)	—	(3,388)
Issuance and exercise of stock-based awards	15	(93)	—	—	(93)
Stock-based compensation expense	—	1,813	—	—	1,813
Balance at July 30, 2022	$19,474	$184,619	$(26,662)	$220,339	$378,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at May 1, 2021	25,780	$174,921	$446	$406,414	$581,781
Net income	—	—	—	23,998	23,998
Other comprehensive loss, net	—	—	(2,590)	—	(2,590)
Issuance and exercise of stock-based awards	26	339	—	—	339
Stock-based compensation expense	—	1,691	—	—	1,691
Repurchase of common stock	(247)	—	—	(10,923)	(10,923)
Balance at July 31, 2021	25,559	$176,951	$(2,144)	$419,489	$594,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net income	—	—	—	2,670	2,670
Other comprehensive loss, net	—	—	(13,199)	—	(13,199)
Issuance and exercise of stock-based awards	173	282	—	—	282
Stock-based compensation expense	—	3,513	—	—	3,513
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at July 30, 2022	19,474	$184,619	$(26,662)	$220,339	$378,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	50,383	50,383
Other comprehensive loss, net	—	—	(3,083)	—	(3,083)
Issuance and exercise of stock-based awards	207	1,892	—	—	1,892
Stock-based compensation expense	—	3,431	—	—	3,431
Repurchase of common stock	(247)	—	—	(10,923)	(10,923)
Balance at July 31, 2021	25,559	$176,951	$(2,144)	$419,489	$594,296

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$2,670	$50,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	10,598	11,639
Noncash lease expense	33,040	32,044
Deferred taxes	3,035	4,260
Stock-based compensation expense	3,513	3,431
Impairment of long-lived assets	65	2,079
Other	(115)	1,064
Changes in operating assets and liabilities:
Receivables	(5,496)	(5,353)
Inventories	(24,671)	(15,408)
Prepaid expenses and other assets	(3,946)	(4,173)
Trade accounts payable	17,084	10,178
Accrued payroll and payroll taxes	(13,958)	(4,462)
Income taxes payable	(4,128)	(304)
Operating lease liabilities	(37,239)	(40,413)
Other liabilities	(4,611)	7,165
Net cash (used in) provided by operating activities	(24,159)	52,130
Cash flows from investing activities:
Additions to fixed assets	(10,253)	(5,418)
Purchases of marketable securities and other investments	(1,914)	(112,888)
Sales and maturities of marketable securities and other investments	67,890	75,234
Net cash provided by (used in) investing activities	55,723	(43,072)
Cash flows from financing activities:
Proceeds from revolving credit facilities	2,430	—
Payments on revolving credit facilities	(2,430)	—
Proceeds from issuance and exercise of stock-based awards	781	2,452
Payments for tax withholdings on equity awards	(499)	(560)
Common stock repurchased	(87,860)	(10,481)
Net cash used in financing activities	(87,578)	(8,589)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,367)	139
Net (decrease) increase in cash, cash equivalents, and restricted cash	(58,381)	608
Cash, cash equivalents, and restricted cash, beginning of period	124,052	80,690
Cash, cash equivalents, and restricted cash, end of period	$65,671	$81,298
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,027	$13,542
Accrual for purchases of fixed assets	2,466	686
Accrual for repurchase of common stock	—	442

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At July 30, 2022, we operated 751 stores; 611 in the United States (“U.S.”), 69 in Europe, 52 in Canada, and 19 in Australia.

COVID-19— In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate in mid-March 2020. We began gradually re-opening retail stores near the end of the first quarter and into the second quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during fiscal 2020 and in certain geographies in 2021. Due to the COVID-19 pandemic, our stores were open on an aggregate basis, approximately 96.3% and 95.0% of the possible days across the global business during the three and six months ended July 31, 2021, and 100% during the three and six months ended July 30, 2022.

On April 1, 2022, we received 3.2 million Euro ($3.6 million) as a taxable subsidy from the German government related to our European business for costs incurred during fiscal 2020 and fiscal 2021 related to the COVID-19 pandemic. The subsidy received was granted free of future obligations to repay and was recorded in selling, general and administrative expenses on the condensed consolidated statement of operations in the first quarter of fiscal 2022.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended July 30, 2022 and July 31, 2021 were 13-week periods. The six months ended July 30, 2022 and July 31, 2021 were 26-week periods.

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

	July 30, 2022	January 29, 2022
Cash and cash equivalents	$59,144	$117,223
Restricted cash included in other long-term assets	6,527	6,829
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$65,671	$124,052

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
United States	$178,265	$226,043	$354,694	$464,832
Canada	11,637	11,483	21,543	21,357
Europe	24,709	27,012	54,211	53,268
Australia	5,382	4,128	10,231	8,278
Net sales	$219,993	$268,666	$440,679	$547,735

Net sales for the three months ended July 30, 2022 included a $4.7 million decrease due to the change in foreign exchange rates, which consisted of $3.7 million in Europe, $0.5 million in Australia and $0.5 million in Canada. Net sales for the six months ended July 30, 2022 included a $7.5 million decrease due to the change in foreign exchange rates, which consisted of $6.2 million in Europe, $0.7 million in Australia and $0.6 million in Canada.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.7 million at July 30, 2022 and $5.6 million at January 29, 2022, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million at July 30, 2022 and $1.0 million at January 29, 2022, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	July 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$52,453	$—	$—	$52,453
Money market funds	5,192	—	—	5,192
Corporate debt securities	1,499	—	—	1,499
Total cash and cash equivalents	59,144	—	—	59,144
Marketable securities:
U.S. treasury and government agency securities	24,320	1	(2,108)	22,213
Corporate debt securities	70,837	—	(2,739)	68,098
State and local government securities	17,281	—	(556)	16,725
Total marketable securities	$112,438	$1	$(5,403)	$107,036

	January 29, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$99,333	$—	$—	$99,333
Money market funds	17,890	—	—	17,890
Total cash and cash equivalents	117,223	—	—	117,223
Marketable securities:
U.S. treasury and government agency securities	29,218	33	(819)	28,432
Corporate debt securities	123,611	436	(851)	123,196
State and local government securities	25,722	62	(152)	25,632
Total marketable securities	$178,551	$531	$(1,822)	$177,260

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$17,594	$(1,555)	$4,524	$(553)	$22,118	$(2,108)
Corporate debt securities	63,002	(2,491)	5,096	(248)	68,098	(2,739)
State and local government securities	16,725	(556)	—	—	16,725	(556)
Total marketable securities	$97,321	$(4,602)	$9,620	$(801)	$106,941	$(5,403)

	January 29, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$20,683	$(785)	$1,622	$(34)	$22,305	$(819)
Corporate debt securities	63,887	(849)	69	(2)	63,956	(851)
State and local government securities	15,639	(152)	—	—	15,639	(152)
Total marketable securities	$100,209	$(1,786)	$1,691	$(36)	$101,900	$(1,822)

4. Leases

At July 30, 2022, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from less than one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease expense	$18,480	$19,302	$36,758	$37,388
Variable lease expense	1,641	1,811	3,775	3,767
Total lease expense (1)	$20,121	$21,113	$40,533	$41,155

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(37,239)	$(40,413)
Right-of-use assets obtained in exchange for new operating lease liabilities	36,700	16,102

Weighted-average remaining lease term and discount rate were as follows:

	July 30, 2022	July 31, 2021
Weighted-average remaining lease term	4.9	5.1
Weighted-average discount rate	2.5%	2.8%

At July 30, 2022, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2022	$36,705
Fiscal 2023	71,121
Fiscal 2024	56,250
Fiscal 2025	39,160
Fiscal 2026	26,784
Thereafter	48,867
Total minimum lease payments	278,887
Less: interest	(15,403)
Present value of lease obligations	263,484
Less: current portion	(67,411)
Long-term lease obligations (1)	$196,073

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At July 30, 2022, we have excluded from the table above $5.1 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2023.

5. Commitments and Contingencies

Purchase Commitments—At July 30, 2022, we had outstanding purchase orders to acquire merchandise from vendors of $236.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time.  In May 2017 we moved for judgment on the pleadings in that plaintiff’s cause of action for reporting-time pay should fail as a matter of law as the plaintiff and the other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  In August 2017, the court denied the motion.  However, in October 2017 the district court certified the order denying the motion for judgment on the pleadings for immediate interlocutory review by the United States Court of Appeals for the Ninth Circuit.  We then filed a petition for permission to appeal the order denying the motion for judgment on the pleadings with the United States Court of Appeals for the Ninth Circuit, which petition was then granted in January 2018.  Our opening appellate brief was filed on June 6, 2018 and the plaintiff’s answering appellate brief was filed August 6, 2018.  Our reply brief to the Plaintiff’s answering appellate brief was filed on September 26, 2018 and oral arguments were completed on February 4, 2019.  On May 20, 2019, the United States Court of Appeals for the Ninth Circuit granted our motion for leave to file a supplemental brief addressing new authority. On June 10, 2019, the plaintiff’s supplemental answering brief was filed with the United States Court of Appeals for the Ninth Circuit.  We then filed our supplemental reply brief to the plaintiff’s supplemental answering brief with the United States Court of Appeals for the Ninth Circuit on June 24, 2019. On March 19, 2020 the United States Court of Appeals for the Ninth Circuit published its opinion (i) affirming the District Court’s denial of judgment on the pleadings on plaintiff’s reporting time pay and minimum wage claims, (ii) reversing the District Court’s denial of judgment on the pleadings on plaintiff’s expense reimbursement claim and (iii) refusing to certify the reporting time pay question to the California Supreme Court.  On April 2, 2020 we filed a petition for rehearing en banc to certify the reporting time pay question to the California Supreme Court and on April 27, 2020 plaintiff filed a response to our petition for rehearing en banc. We in turn filed a reply in support of our petition for rehearing en banc on May 1, 2020. On May 14, 2020, the United States Court of Appeals for the Ninth Circuit denied our petition for rehearing en banc. The case was remanded to the Eastern District of California, Sacramento for further proceedings. The parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which was submitted for the court’s approval. Final approval of the settlement was granted per the court’s order issued on July 26, 2022. The settlement of $2.8 million is included in other liabilities on the consolidated balance sheet as of July 30, 2022 and January 29, 2022, respectively, and was recorded in selling, general and administrative expenses on the consolidated statement of operations in the second quarter of 2021. The settlement was paid to the claims administrator for disbursement on August 19, 2022.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at July 30, 2022 and January 29, 2022 was $2.2 million and $2.0 million.

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

There were no borrowings outstanding under the credit facility at July 30, 2022 or January 29, 2022. We had open commercial letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at July 30, 2022 and no open commercial letters of credit outstanding at January 29, 2022. We had $0.6 million in issued, but undrawn, standby letters of credit at July 30, 2022 and no issued standby letters of credit at January 29, 2022.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($15.3 million as of July 30, 2022), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this secured credit facility at July 30, 2022 or January 29, 2022.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	July 30, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,192	$—	$—
Corporate debt securities	—	1,499	—
Marketable securities:
U.S. treasury and government agency securities	—	22,213	—
Corporate debt securities	—	68,098	—
State and local government securities	—	16,725	—
Other long-term assets:
Money market funds	6,527	—	—
Total	$11,719	$108,535	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,890	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	28,432	—
Corporate debt securities	—	123,196	—
State and local government securities	—	25,632	—
Other long-term assets:
Money market funds	6,829	—	—
Total	$24,719	$177,260	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended July 30, 2022, we recognized less than $0.1 million in impairment losses related to operating lease right-of-use assets and fixed assets. During the six months ended July 30, 2022, we recognized less than $0.1 million in impairment losses related to operating lease right-of-use assets and fixed assets. During the three months ended July 31, 2021, we recognized no impairment losses related to operating lease right-of-use assets or fixed assets. During the six months ended July 31, 2021, we recognized impairment losses of $2.1 million related to operating lease right-of-use assets and no impairment losses related to fixed assets.

8. Stockholders’ Equity

Share Repurchase—In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. This repurchase program superseded all previously approved and authorized stock repurchase programs, including the repurchase programs previously approved by the Board of Directors in September 2021 and December 2020. The December 2021 stock repurchase program was completed in March 2022. There were no common stock repurchases during the three months ended July 30, 2022.

The following table summarizes common stock repurchase activity during the six months ended July 30, 2022 (in thousands, except per share amounts):

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

Accumulated Other Comprehensive (Loss) Income —The components of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized (losses) gains on available-for- sale debt securities	Accumulated other comprehensive (loss) income
Three months ended July 30, 2022:
Balance at April 30, 2022	$(18,877)	$(4,397)	$(23,274)
Other comprehensive loss, net (1)	(3,774)	386	(3,388)
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)
Three months ended July 31, 2021:
Balance at May 1, 2021	$(1,139)	$1,585	$446
Other comprehensive loss, net (1)	(2,694)	104	(2,590)
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)

	Foreign currency translation adjustments (3)	Net unrealized (losses) gains on available-for- sale investments	Accumulated other comprehensive (loss) income
Six months ended July 30, 2022:
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (2)	(10,146)	(3,053)	(13,199)
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)
Six months ended July 31, 2021:
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (2)	(2,426)	(657)	(3,083)
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)

(1)

Other comprehensive income before reclassifications was $0.4 million and $0.0 million, net of taxes for net unrealized (losses) gains on available-for-sale investments for the three months ended July 30, 2022 and July 31, 2021. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive (loss) income was $0.0 million and $0.1 million for the three months ended July 30, 2022 and July 31, 2021, respectively.

(2)

Other comprehensive loss before reclassifications was $3.1 million and $0.8 million, net of taxes for net unrealized (losses) gains on available-for-sale investments for the six months ended July 30, 2022 and July 31, 2021. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive (loss) income was $0.0 million and $0.1 million for the six months ended July 30, 2022 and July 31, 2021, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cost of goods sold	$391	$356	$735	$727
Selling, general and administrative expenses	1,422	1,335	2,778	2,704
Total stock-based compensation expense	$1,813	$1,691	$3,513	$3,431

At July 30, 2022, there was $12.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 29, 2022	443	$28.31
Granted	172	$39.38
Vested	(195)	$26.99
Forfeited	(18)	$32.54
Outstanding at July 30, 2022	402	$33.51	$10,445

We had 0.3 million stock options outstanding at July 30, 2022 with a weighted average exercise price of $29.30 and 0.3 million stock options outstanding at January 29, 2022 with a weighted average exercise price of $26.37.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$3,067	$23,998	$2,670	$50,383
Weighted average common shares for basic earnings per share:	19,084	25,274	19,308	25,221
Dilutive effect of stock options and restricted stock	178	377	284	454
Weighted average common shares for diluted earnings per share:	19,262	25,651	19,592	25,675
Basic earnings per share	$0.16	$0.95	$0.14	$2.00
Diluted earnings per share	$0.16	$0.94	$0.14	$1.96

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three and six months ended July 30, 2022 and July 31, 2021, respectively.

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

Fiscal 2022 is the 52-week period ending January 28, 2023. Fiscal 2021 was the 52-week period ending January 29, 2022. The first six months of fiscal 2022 was the 26-week period ended July 30, 2022. The first six months of fiscal 2021 was the 26-week period ended July 31, 2021.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of the COVID-19 pandemic on our operations and financial results; foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2021 and 2022 that are expected to continue. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the three and six months ended July 30, 2022.

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.9	60.9	66.5	62.0
Gross profit	34.1	39.1	33.5	38.0
Selling, general and administrative expenses	31.8	27.2	32.3	25.9
Operating profit	2.3	11.9	1.2	12.1
Interest and other income, net	0.2	0.3	0.3	0.4
Earnings before income taxes	2.5	12.2	1.5	12.5
Provision for income taxes	1.1	3.3	0.9	3.3
Net income	1.4%	8.9%	0.6%	9.2%

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

Our stores were open, on an aggregate basis, approximately 100% of the possible days across the global business during the three months and six months ended July 30, 2022, compared to 96.3% and 95.0% during the three and six months ended July 30, 2021.

Three Months (13 weeks) Ended July 30, 2022 Compared With Three Months (13 weeks) Ended July 31, 2021

Net Sales

Net sales were $220.0 million for the three months ended July 30, 2022 compared to $268.7 million for the three months ended July 31, 2021, a decrease of $48.7 million or 18.1%. The decrease in sales was primarily driven by the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19 and the continued inflationary pressures on the consumer. By region, North America sales decreased $47.6 million or 20.1% and other international sales (which consists of Europe and Australia sales) decreased $1.0 million or 3.4% for the three months ended July 30, 2022 compared to the three months ended July 31, 2021. Excluding the impact of changes in foreign exchange rates, North America sales decreased $47.1 million or 19.8% and other international sales increased $3.1 million or 10.0% for the three months ended July 30, 2022 compared to the three months ended July 31, 2021.

Net sales included a decrease in transactions and dollars per transaction. Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. By category, net sales were primarily driven by a decrease in men’s clothing followed by hardgoods, accessories, women’s clothing, and footwear.

Gross Profit

Gross profit was $75.1 million for the three months ended July 30, 2022 compared to $105.0 million for the three months ended July 31, 2021, a decrease of $29.9 million, or 28.5%. As a percent of net sales, gross profit decreased 500 basis points for the three months ended July 30, 2022 to 34.1% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 220 basis point deleverage in store occupancy costs, a 120 basis point increase in inventory shrinkage, a 80 basis point increase in web shipping costs, and a 70 basis point increase in distribution center costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $70.1 million for the three months ended July 30, 2022 compared to $73.0 million for the three months ended July 31, 2021, a decrease of $2.9 million, or 4.0%. SG&A expenses as a percent of net sales increased 460 basis points for the three months ended July 30, 2022 to 31.8%. The increase was primarily driven by 290 basis points due to store wages tied to both deleverage on lower sales as well as rate increase, 90 basis points due to non-wage store costs primarily impacted by deleverage on lower sales, 90 basis points in corporate costs and 90 basis points in non-store wages. These increases were partially offset by 110 basis points due to legal settlement costs recorded in the prior year related to the putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc.

Net Income

Net income for the three months ended July 30, 2022 was $3.1 million, or $0.16 earnings per diluted share, compared with net income of $24.0 million, or $0.94 earnings per diluted share, for the three months ended July 31, 2021.  Our effective income tax rate for the three months ended July 30, 2022 was a 44.7% provision for income taxes compared to a 26.8% provision for income taxes for the three months ended July 31, 2021. The increase was primarily due the exclusion of net losses in certain jurisdictions from our estimated annual effective tax rate, due to the uncertainty of the realization of our deferred tax assets in certain jurisdictions, and the proportion of earnings or loss before income taxes across jurisdictions.

Six Months (26 weeks) Ended July 30, 2022 Compared With Six Months (26 weeks) Ended July 31, 2021

Net Sales

Net sales were $440.7 million for the six months ended July 30, 2022 compared to $547.7 million for the six months ended July 31, 2021, a decrease of $107.1 million or 19.5%. The decrease in sales was primarily driven by the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19 and the continued inflationary pressures on the consumer. By region, North America sales decreased $110.0 million or 22.6% and other international sales (which consists of Europe and Australia sales) increased $2.9 million or 4.7% for the six months ended July 30, 2022 compared to the six months ended July 31, 2021. Excluding the impact of changes in foreign exchange rates, North America sales decreased $109.3 million or 22.5% and other international sales increased $9.8 million or 15.8% for the six months ended July 30, 2022 compared to the six months ended July 31, 2021.

Net sales included a decrease in transactions and dollars per transaction. Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. By category, net sales were primarily driven by a decrease in men’s clothing followed by hardgoods, accessories, women’s clothing, and footwear.

Gross Profit

Gross profit was $147.4 million for the six months ended July 30, 2022 compared to $208.1 million for the six months ended July 31, 2021, a decrease of $60.7 million, or 29.2%. As a percent of net sales, gross profit decreased 450 basis points for the six months ended July 30, 2022 to 33.5%, as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 260 basis point deleverage in store occupancy costs, a 80 basis point increase in web shipping costs, a 70 basis point increase in distribution center costs and a 60 basis point decrease in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $142.0 million for the six months ended July 30, 2022 compared to $141.9 million for the six months ended July 31, 2021, an increase of $0.1 million, or 0.1%. SG&A expenses as a percent of net sales increased 640 basis points for the six months ended July 30, 2022 to 32.3%. The increase was primarily driven by 350 basis points due to store wages tied to both deleverage on lower sales as well as rate increase, 140 basis points due to non-wage store costs primarily impacted by deleverage on lower sales, 110 basis points in non-store wages, 110 basis points in corporate costs and 100 basis points in Events as we got back to our normal cadence. These increases were partially offset by a 70 basis point decrease in annual incentive compensation, 60 basis points due to an increase in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022, and 50 basis points due to legal settlement costs recorded in the prior year related to the putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc.

Net Income

Net income for the six months ended July 30, 2022 was $2.7 million, or $0.14 earnings per diluted share for the six months ended July 30, 2022, compared with net income of  $50.4 million, or $1.96 earnings per diluted share, for the six months ended July 31, 2021 . Our effective income tax rate for the six months ended July 30, 2022 was a 60.2% provision for income taxes compared to a 26.2% provision for income taxes for the six months ended July 31, 2021. The increase was primarily due the exclusion of net losses in certain jurisdictions from our estimated annual effective tax rate, due to the uncertainty of the realization of our deferred tax assets in certain jurisdictions, and the proportion of earnings or loss before income taxes across jurisdictions.

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

During fiscal 2022, we expect to spend approximately $29 million to $31 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 35 new stores we remain on track to open in fiscal 2022 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2022 will not be different from the number of stores we plan to open, or that actual fiscal 2022 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $76.3 million to $24.2 million used in operating activities for the six months ended July 30, 2022 from $52.1 million provided operating activities for the six months ended July 31, 2021. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $55.7 million for the six months ended July 30, 2022 related to $66.0 million in net sales of marketable securities, partially offset by $10.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $43.1 million for the six months ended July 31, 2021, related to $37.7 million in net purchases of marketable securities and $5.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the six months ended July 30, 2022 was $87.6 million, related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.8 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the six months ended July 31, 2021 was $8.6 million, related to $10.5 million used in the repurchase of common stock and $0.6 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $2.5 million in proceeds from the issuance and exercise of stock-based awards.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024. The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum. We had open commercial letters of credit outstanding of less than $0.1 million at July 30, 2022 and no open commercial letters of credit outstanding at January 29, 2022. We had $0.6 million in issued, but undrawn, standby letters of credit at July 30, 2022 and no issued standby letters of credit at January 29, 2022.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($15.3 million as of July 30, 2022), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this credit facility at July 30, 2022 or January 29, 2022.

At July 30, 2022, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Our market risk profile at July 30, 2022 has not significantly changed since January 29, 2022. Our market risk profile at January 29, 2022 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchase of common stock of the Company made during the thirteen weeks ended July 30, 2022 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 1, 2022 - May 28, 2022	—	$-	—	$-
May 29, 2022 - July 2, 2022 (2)	3	$28.72	—	$-
July 3, 2022 - July 30, 2022	—	$-	—	$-
Total	3		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. There was no authorized share repurchase program during the thirteen weeks ended July 30, 2022.

(2)

During the thirteen weeks ended July 30, 2022, 3,210 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 30, 2022 (unaudited) and January 29, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 30, 2022 and July 31, 2021; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended July 30, 2022 and July 31, 2021; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 30, 2022 and July 31, 2021; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022 and July 31, 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 8, 2022	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)