Form 10-Q
period 2022-10-29
Zumiez Inc
filed 2022-12-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2022

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

At November 28, 2022, there were 19,490,759 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at October 29, 2022 (unaudited) and January 29, 2022	3

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 29, 2022 and October 30, 2021	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 29, 2022 and October 30, 2021	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 29, 2022 and October 30, 2021	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022 and October 30, 2021	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	30

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Mine Safety Disclosures	31

	Item 5.	Other Information	31

	Item 6.	Exhibits	32

Signature			33

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29, 2022	January 29, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$49,336	$117,223
Marketable securities	91,776	177,260
Receivables	19,824	14,427
Inventories	177,205	128,728
Prepaid expenses and other current assets	15,166	10,011
Total current assets	353,307	447,649
Fixed assets, net	91,590	91,451
Operating lease right-of-use assets	220,420	230,187
Goodwill	52,899	57,560
Intangible assets, net	13,199	14,698
Deferred tax assets, net	6,794	8,659
Other long-term assets	11,598	11,808
Total long-term assets	396,500	414,363
Total assets	$749,807	$862,012

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$69,076	$55,638
Accrued payroll and payroll taxes	20,557	31,209
Operating lease liabilities	65,236	63,577
Other liabilities	20,677	34,015
Total current liabilities	175,546	184,439
Long-term operating lease liabilities	188,818	204,309
Other long-term liabilities	4,773	4,946
Total long-term liabilities	193,591	209,255
Total liabilities	369,137	393,694
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,490 shares issued and outstanding at October 29, 2022 and 21,215 shares issued and outstanding at January 29, 2022	186,684	180,824
Accumulated other comprehensive loss	(33,285)	(13,463)
Retained earnings	227,271	300,957
Total shareholders’ equity	380,670	468,318
Total liabilities and shareholders’ equity	$749,807	$862,012

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$237,591	$289,455	$678,270	$837,190
Cost of goods sold	155,608	174,791	448,861	514,393
Gross profit	81,983	114,664	229,409	322,797
Selling, general and administrative expenses	71,544	74,822	213,519	216,722
Operating profit	10,439	39,842	15,890	106,075
Interest income, net	428	893	1,279	2,833
Other (expense) income, net	(1,256)	468	(850)	571
Earnings before income taxes	9,611	41,203	16,319	109,479
Provision for income taxes	2,679	10,501	6,717	28,394
Net income	$6,932	$30,702	$9,602	$81,085
Basic earnings per share	$0.36	$1.26	$0.50	$3.26
Diluted earnings per share	$0.36	$1.25	$0.49	$3.20
Weighted average shares used in computation of earnings per share:
Basic	19,101	24,284	19,239	24,905
Diluted	19,248	24,629	19,490	25,325

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$6,932	$30,702	$9,602	$81,085
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(4,476)	(2,340)	(14,622)	(4,766)
Net change in unrealized loss on available-for-sale debt securities	(2,147)	(1,383)	(5,200)	(2,040)
Other comprehensive loss, net	(6,623)	(3,723)	(19,822)	(6,806)
Comprehensive income (loss)	$309	$26,979	$(10,220)	$74,279

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 30, 2022	19,474	$184,619	$(26,662)	$220,339	$378,296
Net income	—	—	—	6,932	6,932
Other comprehensive loss, net	—	—	(6,623)	—	(6,623)
Issuance and exercise of stock-based awards	16	329	—	—	329
Stock-based compensation expense	—	1,736	—	—	1,736
Balance at October 29, 2022	19,490	$186,684	$(33,285)	$227,271	$380,670

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 31, 2021	25,559	$176,951	$(2,144)	$419,489	$594,296
Net income	—	—	—	30,702	30,702
Other comprehensive loss, net	—	—	(3,723)	—	(3,723)
Issuance and exercise of stock-based awards	(5)	411	—	—	411
Stock-based compensation expense	—	1,687	—	—	1,687
Repurchase of common stock	(2,235)	—	—	(91,631)	(91,631)
Balance at October 30, 2021	23,319	$179,049	$(5,867)	$358,560	$531,742

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net income	—	—	—	9,602	9,602
Other comprehensive loss, net	—	—	(19,822)	—	(19,822)
Issuance and exercise of stock-based awards	189	611	—	—	611
Stock-based compensation expense	—	5,249	—	—	5,249
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at October 29, 2022	19,490	$186,684	$(33,285)	$227,271	$380,670

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	81,085	81,085
Other comprehensive loss, net	—	—	(6,806)	—	(6,806)
Issuance and exercise of stock-based awards	202	2,303	—	—	2,303
Stock-based compensation expense	—	5,118	—	—	5,118
Repurchase of common stock	(2,482)	—	—	(102,554)	(102,554)
Balance at October 30, 2021	23,319	$179,049	$(5,867)	$358,560	$531,742

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$9,602	$81,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	15,802	17,318
Noncash lease expense	50,074	48,131
Deferred taxes	3,441	2,772
Stock-based compensation expense	5,249	5,118
Impairment of long-lived assets	372	2,079
Other	1,331	1,204
Changes in operating assets and liabilities:
Receivables	(2,317)	(3,681)
Inventories	(52,020)	(41,702)
Prepaid expenses and other assets	(5,365)	(4,275)
Trade accounts payable	14,570	14,276
Accrued payroll and payroll taxes	(10,191)	(351)
Income taxes payable	(1,790)	4,253
Operating lease liabilities	(56,796)	(59,099)
Other liabilities	(8,374)	4,808
Net cash (used in) provided by operating activities	(36,412)	71,936
Cash flows from investing activities:
Additions to fixed assets	(17,720)	(8,808)
Purchases of marketable securities and other investments	(1,914)	(151,089)
Sales and maturities of marketable securities and other investments	80,051	186,116
Net cash provided by investing activities	60,417	26,219
Cash flows from financing activities:
Proceeds from revolving credit facilities	2,430	—
Payments on revolving credit facilities	(2,430)	—
Proceeds from issuance and exercise of stock-based awards	1,110	2,863
Payments for tax withholdings on equity awards	(499)	(560)
Common stock repurchased	(87,860)	(98,520)
Net cash used in financing activities	(87,249)	(96,217)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,978)	(66)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(68,222)	1,872
Cash, cash equivalents, and restricted cash, beginning of period	124,052	80,690
Cash, cash equivalents, and restricted cash, end of period	$55,830	$82,562
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,166	$20,507
Accrual for purchases of fixed assets	1,802	1,851
Accrual for repurchase of common stock	—	4,034

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At October 29, 2022, we operated 760 stores; 614 in the United States (“U.S.”), 73 in Europe, 52 in Canada, and 21 in Australia.

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended October 29, 2022 and October 30, 2021 were 13-week periods. The nine months ended October 29, 2022 and October 30, 2021 were 39-week periods.

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

	October 29, 2022	January 29, 2022
Cash and cash equivalents	$49,336	$117,223
Restricted cash included in other long-term assets	6,494	6,829
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$55,830	$124,052

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
United States	$192,743	$242,238	$547,437	$707,070
Canada	13,578	15,220	35,121	36,577
Europe	26,006	28,924	80,217	82,192
Australia	5,264	3,073	15,495	11,351
Net sales	$237,591	$289,455	$678,270	$837,190

Net sales for the three months ended October 29, 2022 included a $5.8 million decrease due to the change in foreign exchange rates, which consisted of $4.6 million in Europe, $0.7 million in Canada and $0.5 million in Australia. Net sales for the nine months ended October 29, 2022 included a $13.3 million decrease due to the change in foreign exchange rates, which consisted of $10.7 million in Europe, $1.3 million in Canada and $1.3 million in Australia

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.4 million at October 29, 2022 and $5.6 million at January 29, 2022, respectively. Deferred revenue related to our STASH loyalty program was $1.2 million at October 29, 2022 and $1.0 million at January 29, 2022, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 29, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,607	$—	$—	$43,607
Money market funds	5,729	—	—	5,729
Total cash and cash equivalents	49,336	—	—	49,336
Marketable securities:
U.S. treasury and government agency securities	22,020	—	(3,745)	18,275
Corporate debt securities	61,538	—	(3,775)	57,763
State and local government securities	16,498	—	(760)	15,738
Total marketable securities	$100,056	$—	$(8,280)	$91,776

	January 29, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$99,333	$—	$—	$99,333
Money market funds	17,890	—	—	17,890
Total cash and cash equivalents	117,223	—	—	117,223
Marketable securities:
U.S. treasury and government agency securities	29,218	33	(819)	28,432
Corporate debt securities	123,611	436	(851)	123,196
State and local government securities	25,722	62	(152)	25,632
Total marketable securities	$178,551	$531	$(1,822)	$177,260

All of our marketable securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 29, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$9,011	$(1,809)	$9,264	$(1,936)	$18,275	$(3,745)
Corporate debt securities	24,836	(1,502)	32,927	(2,273)	57,763	(3,775)
State and local government securities	13,018	(606)	2,720	(154)	15,738	(760)
Total marketable securities	$46,865	$(3,917)	$44,911	$(4,363)	$91,776	$(8,280)

	January 29, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$20,683	$(785)	$1,622	$(34)	$22,305	$(819)
Corporate debt securities	63,887	(849)	69	(2)	63,956	(851)
State and local government securities	15,639	(152)	—	—	15,639	(152)
Total marketable securities	$100,209	$(1,786)	$1,691	$(36)	$101,900	$(1,822)

4. Leases

At October 29, 2022, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease expense	$18,591	$17,727	$55,349	$55,114
Variable lease expense	1,905	2,467	5,680	6,235
Total lease expense (1)	$20,496	$20,194	$61,029	$61,349

(1)

Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(56,796)	$(59,099)
Right-of-use assets obtained in exchange for new operating lease liabilities	49,331	31,458

Weighted-average remaining lease term and discount rate were as follows:

	October 29, 2022	October 30, 2021
Weighted-average remaining lease term	5.0	5.2
Weighted-average discount rate	2.5%	2.7%

At October 29, 2022, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2022	$15,927
Fiscal 2023	72,231
Fiscal 2024	56,910
Fiscal 2025	40,265
Fiscal 2026	28,145
Thereafter	55,366
Total minimum lease payments	268,844
Less: interest	(14,790)
Present value of lease obligations	254,054
Less: current portion	(65,236)
Long-term lease obligations (1)	$188,818

(1)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At October 29, 2022, we have excluded from the table above $4.6 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2023.

5. Commitments and Contingencies

Purchase Commitments—At October 29, 2022, we had outstanding purchase orders to acquire merchandise from vendors of $181.1 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time. After several years of procedural motions and appeals related thereto, the parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which was submitted for the court’s approval. The settlement of $2.8 million is included in other liabilities on the consolidated balance sheet as of January 29, 2022, and was recorded in selling, general and administrative expenses on the consolidated statement of operations in the second quarter of fiscal 2021. Final approval of the settlement was granted per the court’s order issued on July 26, 2022 and the settlement was paid to the claims administrator for disbursement on August 19, 2022.

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. Responsive pleadings have not yet been filed. We are in the process of investigating the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at October 29, 2022 and January 29, 2022 was $2.1 million and $2.0 million.

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

There were no borrowings outstanding under the credit facility at October 29, 2022 or January 29, 2022. We had open commercial letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at October 29, 2022 and no open commercial letters of credit outstanding at January 29, 2022. We had $0.6 million in issued, but undrawn, standby letters of credit at October 29, 2022 and no issued standby letters of credit at January 29, 2022.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($14.9 million as of October 29, 2022), which may be used to guarantee payment of letters of credit. Either party has a right to terminate this credit agreement at any time with immediate effect. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this secured credit facility at October 29, 2022 or January 29, 2022.

7. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1— Quoted prices in active markets for identical assets or liabilities;
•	Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 29, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,729	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	18,275	—
Corporate debt securities	—	57,763	—
State and local government securities	—	15,738	—
Other long-term assets:
Money market funds	6,494	—	—
Total	$12,223	$91,776	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,890	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	28,432	—
Corporate debt securities	—	123,196	—
State and local government securities	—	25,632	—
Other long-term assets:
Money market funds	6,829	—	—
Total	$24,719	$177,260	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended October 29, 2022, we recognized $0.1 million in impairment losses related to operating lease right-of-use assets and $0.2 million in impairment losses related to fixed assets. During the nine months ended October 29, 2022, we recognized $0.2 million in impairment losses related to operating lease right-of-use assets and $0.2 million in impairment losses related to fixed assets. During the three months ended October 30, 2021, we recognized no impairment losses related to operating lease right-of-use assets or fixed assets. During the nine months ended October 30, 2021, we recognized impairment losses of $2.1 million related to operating lease right-of-use assets and no impairment losses related to fixed assets.

8. Stockholders’ Equity

Share Repurchase—In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. This repurchase program superseded all previously approved and authorized stock repurchase programs, including the repurchase programs previously approved by the Board of Directors in September 2021 and December 2020. The December 2021 stock repurchase program was completed in March 2022. There were no common stock repurchases during the three months ended October 29, 2022.

The following table summarizes common stock repurchase activity during the nine months ended October 29, 2022 (in thousands, except per share amounts):

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

Accumulated Other Comprehensive (Loss) Income —The components of accumulated other comprehensive (loss) income and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive (loss) income into net income are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized (losses) gains on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended October 29, 2022:
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)
Other comprehensive loss, net (1)	(4,476)	(2,147)	(6,623)
Balance at October 29, 2022	$(27,127)	$(6,158)	$(33,285)
Three months ended October 30, 2021:
Balance at July 31, 2021	$(3,833)	$1,689	$(2,144)
Other comprehensive loss, net (1)	(2,340)	(1,383)	(3,723)
Balance at October 30, 2021	$(6,173)	$306	$(5,867)

	Foreign currency translation adjustments (3)	Net unrealized (losses) gains on available-for- sale investments	Accumulated other comprehensive (loss) income
Nine months ended October 29, 2022:
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (2)	(14,622)	(5,200)	(19,822)
Balance at October 29, 2022	$(27,127)	$(6,158)	$(33,285)
Nine months ended October 30, 2021:
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (2)	(4,766)	(2,040)	(6,806)
Balance at October 30, 2021	$(6,173)	$306	$(5,867)

(1)

Other comprehensive loss before reclassifications was $2.2 million and $1.6 million, net of taxes for net unrealized (losses) gains on available-for-sale investments for the three months ended October 29, 2022 and October 30, 2021. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive (loss) income was $0.1 million and $0.2 million for the three months ended October 29, 2022 and October 30, 2021, respectively.

(2)

Other comprehensive loss before reclassifications was $5.3 million and $2.4 million, net of taxes for net unrealized (losses) gains on available-for-sale investments for the nine months ended October 29, 2022 and October 30, 2021. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive (loss) income was $0.1 million and $0.4 million for the nine months ended October 29, 2022 and October 30, 2021, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cost of goods sold	$364	$358	$1,099	$1,085
Selling, general and administrative expenses	1,372	1,329	4,150	4,033
Total stock-based compensation expense	$1,736	$1,687	$5,249	$5,118

At October 29, 2022, there was $10.5 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 29, 2022	443	$28.31
Granted	176	$38.97
Vested	(195)	$26.99
Forfeited	(24)	$32.99
Outstanding at October 29, 2022	400	$33.38	$9,058

We had 0.3 million stock options outstanding at October 29, 2022 with a weighted average exercise price of $29.30 and 0.3 million stock options outstanding at January 29, 2022 with a weighted average exercise price of $26.37.

10. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$6,932	$30,702	$9,602	$81,085
Weighted average common shares for basic earnings per share:	19,101	24,284	19,239	24,905
Dilutive effect of stock options and restricted stock	147	345	251	420
Weighted average common shares for diluted earnings per share:	19,248	24,629	19,490	25,325
Basic earnings per share	$0.36	$1.26	$0.50	$3.26
Diluted earnings per share	$0.36	$1.25	$0.49	$3.20

There were 0.1 million anti-dilutive common shares related to stock-based awards for the three and nine months ended October 29, 2022 and October 30, 2021, respectively.

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

Fiscal 2022 is the 52-week period ending January 28, 2023. Fiscal 2021 was the 52-week period ending January 29, 2022. The first nine months of fiscal 2022 was the 39-week period ended October 29, 2022. The first nine months of fiscal 2021 was the 39-week period ended October 30, 2021.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of the COVID-19 pandemic on our operations and financial results; foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2021 and 2022 that are expected to continue. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the three and nine months ended October 29, 2022.

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5	60.4	66.2	61.4
Gross profit	34.5	39.6	33.8	38.6
Selling, general and administrative expenses	30.1	25.8	31.5	25.9
Operating profit	4.4	13.8	2.3	12.7
Interest and other (expense) income, net	(0.4)	0.4	0.1	0.4
Earnings before income taxes	4.0	14.2	2.4	13.1
Provision for income taxes	1.1	3.6	1.0	3.4
Net income	2.9%	10.6%	1.4%	9.7%

Three Months (13 weeks) Ended October 29, 2022 Compared With Three Months (13 weeks) Ended October 30, 2021

Net Sales

Net sales were $237.6 million for the three months ended October 29, 2022 compared to $289.5 million for the three months ended October 30, 2021, a decrease of $51.9 million or 17.9%. The decrease in sales was primarily driven by continued inflationary pressures on the consumer and the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19. By region, North America sales decreased $51.1 million or 19.9% and other international sales (which consists of Europe and Australia sales) decreased $0.7 million or 2.3% for the three months ended October 29, 2022 compared to the three months ended October 30, 2021. Excluding the impact of changes in foreign exchange rates, North America sales decreased $50.4 million or 19.6% and other international sales increased $4.4 million or 13.8% for the three months ended October 29, 2022 compared to the three months ended October 30, 2021.

Net sales included a decrease in transactions and dollars per transaction. Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. By category, net sales were primarily driven by a decrease in men’s clothing followed by hardgoods, women’s clothing, accessories, and footwear.

Gross Profit

Gross profit was $82.0 million for the three months ended October 29, 2022 compared to $114.7 million for the three months ended October 30, 2021, a decrease of $32.7 million, or 28.5%. As a percent of net sales, gross profit decreased 510 basis points for the three months ended October 29, 2022 to 34.5% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 250 basis point deleverage in store occupancy costs, a 100 basis point increase in web shipping costs, a 70 basis point deleverage in distribution center costs, a 40 basis point deleverage in buying and private label costs, a 40 basis point decrease in product margin, and a 30 basis point increase in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $71.5 million for the three months ended October 29, 2022 compared to $74.8 million for the three months ended October 30, 2021, a decrease of $3.3 million, or 4.4%. SG&A expenses as a percent of net sales increased 430 basis points for the three months ended October 29, 2022 to 30.1%. The increase was primarily driven by 220 basis points due to store wages tied to both deleverage on lower sales as well as rate increase, 120 basis points due to non-wage store costs primarily impacted by deleverage on lower sales, 90 basis points in non-store wages, and 30 basis points in corporate. These increases were partially offset by a 70 basis point decrease in annual incentive compensation.

Net Income

Net income for the three months ended October 29, 2022 was $6.9 million, or $0.36 earnings per diluted share, compared with net income of $30.7 million, or $1.25 earnings per diluted share, for the three months ended October 30, 2021.  Our effective income tax rate for the three months ended October 29, 2022 was a 27.9% provision for income taxes compared to a 25.5% provision for income taxes for the three months ended October 30, 2021. The increase in effective income tax rate was primarily due to an increase in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate, due to the uncertainty of the realization of our deferred tax assets in certain jurisdictions, and the proportion of earnings or loss before income taxes across jurisdictions.

Nine Months (39 weeks) Ended October 29, 2022 Compared With Nine Months (39 weeks) Ended October 30, 2021

Net Sales

Net sales were $678.3 million for the nine months ended October 29, 2022 compared to $837.2 million for the nine months ended October 30, 2021, a decrease of $158.9 million or 19.0%. The decrease in sales was primarily driven by continued inflationary pressures on the consumer and the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19. By region, North America sales decreased $161.1 million or 21.7% and other international sales (which consists of Europe and Australia sales) increased $2.2 million or 2.3% for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. Excluding the impact of changes in foreign exchange rates, North America sales decreased $159.8 million or 21.5% and other international sales increased $14.2 million or 15.1% for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021.

Net sales included a decrease in transactions and dollars per transaction. Dollars per transaction decreased due to a decrease in units per transaction, partially offset by an increase in average unit retail. By category, net sales were primarily driven by a decrease in men’s clothing followed by hardgoods, accessories, women’s clothing, and footwear.

Gross Profit

Gross profit was $229.4 million for the nine months ended October 29, 2022 compared to $322.8 million for the nine months ended October 30, 2021, a decrease of $93.4 million, or 28.9%. As a percent of net sales, gross profit decreased 480 basis points for the nine months ended October 29, 2022 to 33.8%, as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 260 basis point deleverage in store occupancy costs, a 90 basis point increase in web shipping costs, a 70 basis point deleverage in distribution center costs, a 50 basis point increase in inventory shrinkage, and a 40 basis point deleverage in buying and private label costs. These increases were partially offset by 30 basis points in annual incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $213.5 million for the nine months ended October 29, 2022 compared to $216.7 million for the nine months ended October 30, 2021, a decrease of $3.2 million, or 1.5%. SG&A expenses as a percent of net sales increased 560 basis points for the nine months ended October 29, 2022 to 31.5%. The increase was primarily driven by 300 basis points due to store wages tied to both deleverage on lower sales as well as rate increase, 140 basis points due to non-wage store costs primarily impacted by deleverage on lower sales, 100 basis points in non-store wages, 80 basis points in corporate costs and 70 basis points in Events as we got back to our normal cadence. These increases were partially offset by a 70 basis point decrease in annual incentive compensation, 40 basis points due to an increase in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022, and 30 basis points due to legal settlement costs recorded in the prior year and paid during the three month period ending October 29, 2022 related to the putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc.

Net Income

Net income for the nine months ended October 29, 2022 was $9.6 million, or $0.49 earnings per diluted share for the nine months ended October 29, 2022, compared with net income of  $81.1 million, or $3.20 earnings per diluted share, for the nine months ended October 30, 2021 . Our effective income tax rate for the nine months ended October 29, 2022 was a 41.2% provision for income taxes compared to a 25.9% provision for income taxes for the nine months ended October 30, 2021. The increase in effective income tax rate was primarily due to an increase in net losses in certain jurisdictions which are excluded from our estimated annual effective tax rate, due to the uncertainty of the realization of our deferred tax assets in certain jurisdictions, and the proportion of earnings or loss before income taxes across jurisdictions.

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

During fiscal 2022, we expect to spend approximately $27 million to $29 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 33 new stores we remain on track to open in fiscal 2022 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2022 will not be different from the number of stores we plan to open, or that actual fiscal 2022 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities decreased by $108.3 million to $36.4 million used in operating activities for the nine months ended October 29, 2022 from $71.9 million provided operating activities for the nine months ended October 30, 2021. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly.  Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $60.4 million for the nine months ended October 29, 2022 related to $78.1 million in net sales of marketable securities, partially offset by $17.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash provided by investing activities was $26.2 million for the nine months ended October 30, 2021, related to $35.0 million in net sales of marketable securities, partially offset by $8.8 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities for the nine months ended October 29, 2022 was $87.2 million, related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $1.1 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the nine months ended October 30, 2021 was $96.2 million, related to $98.5 million used in the repurchase of common stock and $0.6 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $2.9 million in proceeds from the issuance and exercise of stock-based awards.

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

We had open commercial letters of credit outstanding of less than $0.1 million at October 29, 2022 and no open commercial letters of credit outstanding at January 29, 2022. We had $0.6 million in issued, but undrawn, standby letters of credit at October 29, 2022 and no issued standby letters of credit at January 29, 2022.

Additionally, we maintain a credit facility with UBS Switzerland AG of up to 15.0 million Euro ($14.9 million as of October 29, 2022), which may be used to guarantee payment of letters of credit. The credit facility bears interest at 1.25%. There were no borrowings outstanding under this credit facility at October 29, 2022 or January 29, 2022.

At October 29, 2022, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Our market risk profile at October 29, 2022 has not significantly changed since January 29, 2022. Our market risk profile at January 29, 2022 is disclosed in our Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 29, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no issuer purchases of common stock during the thirteen weeks ended October 29, 2022.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 29, 2022 (unaudited) and January 29, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 29, 2022 and October 30, 2021; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 29, 2022 and October 30, 2021; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 29, 2022 and October 30, 2021; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022 and October 30, 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 5, 2022	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)