Form 10-K
period 2023-01-28
Zumiez Inc
filed 2023-03-20
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZUMZ	Nasdaq Global Select

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 30, 2022, was $410,960,446.  At March 12, 2023, there were 19,489,583 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 31, 2023, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2023 will be the 53 week period ending February 3, 2024. Fiscal 2022 was the 52 week period ending January 28, 2023. Fiscal 2021 was the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021.  Fiscal 2019 was the 52 week period ending February 1, 2020.  Fiscal 2018 was the 52 week period ending February 2, 2019.

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

We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 28, 2023, we operated 758 stores; 608 in the United States (“U.S.”), 51 in Canada, 78 in Europe and 21 in Australia.

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

Opening or Acquiring New Store Locations.  We believe our brand has appeal that provides select store expansion opportunities, particularly within our international markets.  During the last three fiscal years, we have opened 67 new stores consisting of 32 stores in fiscal 2022, 23 stores in fiscal 2021 and 12 stores in fiscal 2020.  We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 23 new stores in fiscal 2023, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success.  No single third-party brand that we carry accounted for more than 6.3%, 7.9% and 9.4% of our net sales in fiscal 2022, 2021 and 2020, respectively.  We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors.  Given our scale and market position, we believe that many of our key vendors view us as an important retail partner.  This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers.  Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories.  Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer.  For fiscal 2022, 2021 and 2020, our private label merchandise represented 18.4%, 13.3%, and 11.4% of our net sales, respectively.

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy.  We utilize a broad vendor base that allows us to shift our merchandise purchases as required to react quickly to changing consumer demands and market conditions.  We manage the purchasing and allocation process by reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends and selecting branded merchandise styles in quantities, colors and sizes to meet inventory levels established by management.  We coordinate inventory levels in connection with individual stores’ sales strength, our promotions and seasonality. We utilize a localized fulfillment strategy to fulfill the vast majority of our ecommerce orders through our stores to enhance customer experience, maximize inventory productivity and reduce shipping time.

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

Stores

Store Locations. At January 28, 2023, we operated 758 stores in the following locations:

United States and Puerto Rico - 608 Stores
Alabama	4	Indiana	10	Nebraska	3	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	6
Arizona	11	Kansas	3	New Jersey	19	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	92	Louisiana	6	New York	31	Texas	48
Colorado	19	Maine	3	Nevada	10	Utah	14
Connecticut	9	Maryland	11	North Carolina	14	Vermont	1
Delaware	4	Massachusetts	10	North Dakota	4	Virginia	14
Florida	38	Michigan	14	Ohio	14	Washington	22
Georgia	17	Minnesota	11	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	13	Wisconsin	13
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	17	Montana	5	Puerto Rico	5

Canada - 51 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	24

Europe - 78 Stores
Austria	18	Netherlands	4	Switzerland	12
Finland	7	Norway	3
Germany	32	Sweden	2

Australia - 21 Stores
New South Wales	4
Queensland	6
South Australia	2
Victoria	9

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed (1)	Total Number of Stores End of Year
2022	32	13	758
2021	23	5	739
2020	12	9	721

(1)	Store closures above do not include short-term closures due to the impact of the novel coronavirus (“COVID-19”) pandemic.

Store Design and Environment.  We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers.  Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop.  Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently.  Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates.  At January 28, 2023, our stores averaged approximately 2,914 square feet.  All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons.  During fiscal 2022, approximately 54% of our net sales occurred in the third and fourth quarters combined.  As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year.  Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

At January 28, 2023, we employed approximately 2,600 full-time and approximately 6,800 part-time employees globally.  However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.  None of our employees are represented by a labor union and we believe that our relationship with our employees is positive.

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

The Zumiez culture is built on a set of shared values that have been in place since the inception of the business. These shared values include empowered managers, teaching and learning, competition, recognition, and fairness and honesty.  Our culture strives to integrate quality teaching and learning experiences throughout the organization. We do this through a comprehensive training program, which primarily focuses on sales, management and customer service training in our stores and is more focused on professional development in our home office. Our training programs have been developed internally and are almost exclusively taught internally by Zumiez employees to Zumiez employees. The training programs have been developed to empower our employees to make good business decisions.

We believe Zumiez is a place where people have a voice, will be heard, and have bias-free opportunities.  Accordingly, our work place is built upon the foundation of inclusion and equity where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back and empowering others.  In this regard, we strive for our employees within a trade area to be reflective of the communities they serve.  Pay equity, meaning pay parity between employees performing similar job duties, without regard for race or gender, is a base line component of this focus on inclusion and equity and something we evaluate as part of our pay practice procedures.

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

In times when there is a decline in disposable income and consumer confidence, there could be a trend to consumers seeking more inexpensive or value-oriented merchandise. As a retailer that sells a substantial majority of branded merchandise, this could disproportionately impact us more than vertically integrated private label retailers or we may be forced to rely on promotional sales to compete in our market which could have a material adverse effect on our financial position.

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

With store closures not withstanding, consumer fears about becoming ill with the virus may persist, adversely affecting traffic to our stores. Consumer spending may also be negatively impacted by general economic downturn and decreased consumer confidence resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our ecommerce channel. The potential reduction in consumer visits to our stores, caused by COVID-19, and any decreased spending at retail stores or online caused by a lack of consumer confidence and spending following the pandemic, could result in a loss of sales and profits.

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

All of our stores are occupied under operating leases and encompassed approximately 2.2 million total square feet at January 28, 2023.

We own approximately 356,000 square feet of land in Lynnwood, Washington on which we own a 63,071 square foot home office. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada.  We lease 112,112 square feet to serve as a distribution and ecommerce fulfillment center and office space in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. We lease a 21,754 square feet building that serves as a distribution and ecommerce fulfillment center and office space in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.

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

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 28, 2023, there were 19,488,709 shares of common stock outstanding.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index during the period commencing on February 3, 2018 and ending on January 28, 2023.  The comparison assumes $100 was invested on February 3, 2018 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23

Zumiez	100.00	122.34	151.68	209.64	210.46	125.30
NASDAQ Composite	100.00	99.32	126.17	181.79	199.33	163.55
NASDAQ Retail Trade	100.00	106.44	124.08	195.39	185.75	145.31

Holders of the Company’s Capital Stock

We had approximately 12 shareholders of record as of March 12, 2023. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories such as the Depository Trust Company.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future.  Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table presents information of our common stock made during the thirteen weeks ended January 28, 2023 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (1)
October 30, 2022—November 26, 2022	—	$—	—	$—
November 27, 2022—December 31, 2022 (2)	426	21.15	—	—
January 1, 2023—January 28, 2023	—	—	—	—
Total	426		—

(1)

The share repurchase program is conducted under authorizations made from time to time by our Board of Directors.  There was no authorized share repurchase program during the thirteen weeks ended January 28, 2023.

(2)

During the thirteen weeks ended January 28, 2023, 426 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

Fiscal 2022—A Review of This Past Year

After a record year of sales and earnings in fiscal 2021 fueled by domestic government stimulus yielding 19.5% growth in net sales and 61.6% growth in diluted earnings per share, fiscal 2022 was much more challenging.  During the front half of fiscal 2022 we were facing difficult year-over-year sales comparisons from the record US government stimulus in early fiscal 2021. In addition, there was significant inflationary pressure on discretionary spending in our customer base and more competition for discretionary dollars from categories such as travel and entertainment. This resulted in a 19% decrease in net sales for the full year fiscal 2022. The lower sales level combined with inflation in our cost structure resulted in a decrease in earnings per diluted share of 77.7%.

After six straight years of product margin gains, fiscal 2022 Product margin decreased 50 basis points from the prior year driven primarily by the difficult sales environment during the back-to-school and holiday peaks necessitating discounting to maintain a healthy inventory position at year end.  Regardless of this decrease, fiscal 2022 product margin is at the second highest level in our history and we believe current levels represent structural gains rather than short-term, pandemic related improvements. In a more normalized sales environment, we anticipate that we can recover what was lost in fiscal 2022 and continue to grow product margins through existing initiatives in the business over time. Total gross margin decreased by 470 basis points in fiscal 2022.  Beyond the product margin impact discussed above, the 19.0% decrease in net sales created deleverage of significant fixed costs included in gross margin such as occupancy, distribution center, and merchandising expenses. While we were able to reduce total selling, general and administrative expenses in 2022, these costs deleveraged due to the sales decline. Our earnings per diluted share of $1.08 in fiscal 2022 was down from an all-time high in fiscal 2021 of $4.85.  We added 32 new stores in fiscal 2022 including 16 in North America, 12 new Blue Tomato stores in Europe and 4 new Fast Times store in Australia.  We believe that we still have meaningful expansion opportunities internationally in both existing and new markets.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms. We remain committed to serving the customer through introducing newness in our product offering launching over 100 new brands in 2022.  We made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer. We are continuing to deliver our online orders in North America from our stores, which has provided substantial improvements in the speed of delivery to our customers, eliminated the need to manage two pools of inventory separately for digital and physical demand, and created one cost structure for execution of both physical and digital sales. Internationally we continue to see deeper penetration of localized fulfillment and are in various stages of roll-out in different countries.  In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings per share for fiscal 2022 compared to fiscal 2021:

	Fiscal 2022	Fiscal 2021	% Change
Net sales (in thousands) (1)	$958,380	$1,183,867	-19.0%
Operating profit (in thousands)	$31,100	$157,810	-80.3%
Operating margin	3.2%	13.3%
Diluted earnings per share	$1.08	$4.85	-77.7%

(1)

The decrease in net sales was primarily driven by continued inflationary pressures on the consumer and the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19. The decrease in net sales was driven by a decrease in transactions and a decrease in dollars per transaction. The decrease in dollars per transaction was driven by a decrease in units per transaction, partially offset by an increase in average unit retail. For the year, the men’s category was our largest declining category followed by hardgoods, accessories, women’s and footwear.

Fiscal 2023—A Look At the Upcoming Year

In fiscal 2023, our focus remains on serving the customer with strategic investments largely tied to enhancing the customer experience while increasing market share and creating operational efficiencies to drive long-term operating margin back to historical levels. Though 2022 was a highly challenging year, the balance sheet remains strong with $173.5 million in cash and marketable securities at the end of fiscal 2022 and a current asset level that is much larger than current liabilities. This gives us the security to manage through potential difficulties while also investing in important strategic initiatives to drive shareholder value over the long-term.

Exiting a difficult year for sales and earnings in fiscal 2022, the macro-economic environment in 2023 remains unclear. Inflation remains high compared to historical levels and this continues to weigh on the discretionary income of our customer base. Economic indicators show that our customers savings levels are decreasing and credit card levels are increasing. While current conditions appear difficult for consumers, we remain focused on our long-term initiatives that will help us capitalize on opportunities as these circumstances improve.  These include concepts like; continued globalization of the brand to enhance our ability to reach consumers in each geography that we operate, an intense focus with our brand partners to bring forth relevant product with the speed expected by our customers, aggressively managing inventory levels, continuing to rethink how the customer interacts with the brand, and actively managing how we optimize the trade areas in which we serve our customers.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of the COVID-19 pandemic on our operations and financial results; foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2021 and 2022 that are expected to continue into 2023. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2022.

These and other factors can affect our operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years and the results presented in this report are not necessarily indicative of future operating results.

Results of Operations

In December 2019, a novel strain of coronavirus (COVID-19) was first identified, and in

2020, the World Health Organization categorized COVID-19 as a pandemic. In the best interest of our customers and employees and in line with governmental regulations, all stores were closed by March 19, 2020. We began gradually re-opening physical stores at the end of the first fiscal quarter and into the second fiscal quarter, with the majority of our stores open through the third and fourth quarter. In certain regions, COVID-19 related short-term closures continued into fiscal 2021, primarily in Europe, Canada, and Australia. Due to the COVID-19 pandemic, our stores were open, on an aggregate basis, approximately 100%, 97% and 78% of the possible days during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

The following table presents selected items on the consolidated statements of income as a percent of net sales:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.1%	61.4%	64.7%
Gross profit	33.9%	38.6%	35.3%
Selling, general and administrative expenses	30.7%	25.3%	25.5%
Operating profit	3.2%	13.3%	9.8%
Interest and other income, net	0.2%	0.3%	0.5%
Earnings before income taxes	3.4%	13.6%	10.3%
Provision for income taxes	1.2%	3.5%	2.6%
Net income	2.2%	10.1%	7.7%

Fiscal 2022 Results Compared With Fiscal 2021

Net Sales

Net sales were $958.4 million for fiscal 2022 compared to $1,183.9 million for fiscal 2021, a decrease of  $225.5 million or 19.0%. The decrease in sales was primarily driven by continued inflationary pressures on the consumer, foreign exchange rate fluctuation, and the benefits from domestic stimulus in the prior year when consumers were less likely to spend on travel and in-person entertainment due to COVID-19.

The decrease in net sales was driven by a decrease in transactions and a decrease in dollars per transaction. The decrease in dollars per transaction was driven by a decrease in units per transaction, partially offset by an increase in average unit retail. For the year, the men’s category was our largest declining category followed by hardgoods, accessories, women’s, and footwear.

By region, North America sales decreased $228.3 million or 22.2% and other international sales increased $2.8 million or 1.8% during fiscal 2022 compared to fiscal 2021. Net sales for the year ended January 28, 2023 included a $17.7 million decrease due to the change in foreign exchange rates, which consisted of $13.7 million in Europe, $2.2 million in Canada, and $1.8 million in Australia. Excluding the impact of changes in foreign exchange rates, North America sales decreased $226.1 million or 21.9% and other international sales increased $18.4 million or 12.0% during fiscal 2022 compared to fiscal 2021.

Gross Profit

Gross profit was $324.7 million for fiscal 2022 compared to $456.7 million for fiscal 2021, a decrease of $132.1 million, or 28.9%.  As a percentage of net sales, gross profit decreased 470 basis points in fiscal 2022 to 33.9%, as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 240 basis point deleverage in store occupancy costs, a 90 basis point increase in web shipping costs, a 70 basis point deleverage in distribution center costs, a 50 basis point decrease in product margin, a 40 basis point deleverage in buying and private label costs, and a 30 basis point increase in inventory shrinkage. These increases were partially offset by a 30 basis point decrease in annual incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $293.6 million for fiscal 2022 compared to $298.9 million for fiscal 2021, a decrease of $5.3 million, or 1.8%. SG&A expenses as a percent of net sales increased 540 basis points in fiscal 2022 to 30.7%. The increase was primarily driven by 260 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by management of hours, 140 basis points due to store costs not tied to wages primarily impacted by deleverage on lower sales, 100 basis points in non-store wages, 70 basis points in corporate costs and 70 basis points in our training events as we got back to our normal cadence. These increases were partially offset by a 70 basis point decrease in annual incentive compensation and a 30 basis points decrease due to an increase in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022.

Net Income

Net income for fiscal 2022 was $21.0 million, or $1.08 per diluted share, compared with net income of $119.3 million, or $4.85 per diluted share, for fiscal 2021.  Our effective income tax rate for fiscal 2022 was 35.2% compared to 25.7% for fiscal 2021. The increase in effective income tax rate for fiscal 2022 compared to fiscal 2021 was primarily related to an increase in foreign losses in certain jurisdictions, which are subject to a valuation allowance. Due to cumulative and ongoing foreign losses in such jurisdictions, the realization of such deferred tax assets is uncertain and thus subject to a valuation allowance. The increase in the valuation allowance in fiscal 2022 resulted in $3.0 million of income tax expense or 9.3% when compared to fiscal 2021 of $2.2 million or 1.4%.

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

At January 28, 2023 and January 29, 2022, cash, cash equivalents and current marketable securities were $173.5 million and $294.5 million. Working capital, the excess of current assets over current liabilities, was $194.4 million at the end of fiscal 2022, a decrease of 26.2% from $263.2 million at the end of fiscal 2021.  The decrease in cash, cash equivalents and current marketable securities in fiscal 2022 was due to repurchases of common stock of $87.9 million and $25.6 million of capital expenditures primarily related to the opening of 32 new stores and 2 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Total cash (used in) provided by
Operating activities	$(379)	$134,950	$138,412
Investing activities	54,209	101,643	(110,541)
Financing activities	(87,257)	(191,409)	(9,694)
Effect of exchange rate changes on cash and cash equivalents	(2,172)	(1,822)	3,522
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(35,599)	$43,362	$21,699

Operating Activities

Net cash provided by operating activities decreased by $135.3 million in fiscal 2022 to $0.4 million cash used in operating activities from $135.0 million cash provided by operating activities in fiscal 2021. Net cash provided by operating activities decreased by $3.5 million in fiscal 2021 to $135.0 million from $138.4 million in fiscal 2020. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales.  Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $54.2 million in fiscal 2022 related to $79.8 million in net sales of marketable securities and $25.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash provided by investing activities was $101.6 million in fiscal 2021 related to $117.4 million in net sales of marketable securities and $15.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $110.5 million in fiscal 2020 related to $101.4 million in net purchases of marketable securities and $9.1 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities in fiscal 2022 was $87.3 million related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $1.1 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2021 was $191.4 million related to $193.8 million used in the repurchase of common stock and $0.6 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $3.0 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2020 was $9.7 million related to $13.4 million used in the repurchase of common stock and $0.2 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $3.9 million in proceeds from the issuance and exercise of stock-based awards.

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

During fiscal 2022, we spent $25.6 million on capital expenditures which consisted of $13.8 million of costs related to investment in 32 new stores and 2 remodeled or relocated stores, $6.6 million associated with improvements to our websites and $5.2 million in other improvements.

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

In fiscal 2023, we expect to spend approximately $21 million to $23 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 23 new stores we plan to open in fiscal 2023 and remodels or relocations of existing stores.  There can be no assurance that the number of stores that we actually open in fiscal 2023 will not be different from the number of stores we plan to open, or that actual fiscal 2023 capital expenditures will not differ from this expected amount.

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

At January 28, 2023, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of January 28, 2023, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024.  The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days.  The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.  Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at January 28, 2023. We had $0.6 million in issued, but undrawn, standby letters of credit at January 28, 2023.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro. The credit facility bore interest at 1.25%. This credit facility was closed on December 30, 2022.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material. Our inventory reserves have decreased by $0.8 million in fiscal 2022.

A 10% decrease in the sales price of our inventory at January 28, 2023 would have decreased net income by $0.6 million in fiscal 2022.

A 10% increase in actual physical inventory shrinkage rate at January 28, 2023 would have decreased net income by less than $0.1 million in fiscal 2022.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.  Declines in projected cash flow of the assets could result in impairment. We recognized impairment losses of $2.1 million related to long-lived assets in fiscal 2022.

A 10 basis point decrease in forecasted sales assumptions would have resulted in an additional impairment charge of $0.1 million in fiscal 2022.

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

Total undiscounted future payments for lease liabilities were $272.8 million at January 28, 2023. If the incremental borrowing rate increased 10 basis points from the rate in effect at January 28, 2023, the lease liability balance would decrease by $0.3 million.

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

Our sales return reserve has decreased by $0.4 million in fiscal 2022. A 10% increase in our sales return reserve at January 28, 2023 would have decreased net income by $0.3 million in fiscal 2022.

Our gift card breakage reserve has increased by $1.8 million in fiscal 2022. A 1% increase in the estimated gift card redemption rate would have decreased net income by $0.1 million in fiscal 2022.

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

At January 28, 2023 and January 29, 2022, we had valuation allowances on our deferred tax assets of $12.8 million and $10.0 million, respectively.  Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, no impairment was recorded. All reporting units had a fair value in excess of the carrying value. If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

A goodwill impairment analysis was performed for each of our reporting units as of November 1, 2022. Based on this analysis the implied fair value of each of our reporting units was in excess of its carrying value. A 10% decrease in the estimated fair value of the Blue Tomato reporting unit based on a future cash flow valuation model, would not have resulted in a different conclusion.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals.  If our current portfolio average yield rate decreased by 10% in fiscal 2022, our net income would have decreased by $0.2 million.  This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility.  To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.  At January 28, 2023, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. Dollar, including the Canadian Dollar, Euro, Australian Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2022 our net income would have decreased or increased by $1.0 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 28, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 28, 2023 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

The Company’s independent registered public accounting firm is Moss Adams LLP, Seattle, WA, PCAOB ID: 659.

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2022 and 2021” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 28, 2023 and January 29, 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Asset Impairment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $56.6 million and $14.4 million, respectively, at January 28, 2023. For the year ended January 28, 2023, there was no impairment of goodwill and the impairment of intangible assets recognized by the Company was immaterial. The Company has an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If management chooses not to perform the qualitative test or determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company’s evaluation of impairment of goodwill and intangible assets requires a comparison of the reporting unit’s and intangible asset’s fair value to their carrying value.  If the fair value of the reporting unit or intangible asset is lower than the carrying value, then the Company records an impairment in the amount equal to the excess, not to exceed the carrying value.

The determination of the fair value of the reporting unit and intangible assets requires management to make significant estimates, complex judgments, and assumptions. These assumptions include forecasts of future cash flows, long-term growth rates, weighted average cost of capital, valuation ratios derived from market transactions of similar companies, and royalty rates.

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

•

Testing management’s process for determining the fair value of the Europe reporting unit and related intangible assets. We evaluated the reasonableness of management’s forecasts of future cashflows and long-term growth rates by comparing these forecasts to historical operating results of the Company as well as a retrospective review of the accuracy of management’s prior forecasts.

•

Utilizing a valuation specialist to assist in testing the management’s income and market approach models for the Europe reporting unit and relief from royalty method for intangible assets and certain related significant assumptions.

•

Evaluating whether the assumptions used were reasonable by considering the past performance of the reporting unit and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Store Asset Impairment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated fixed assets, net balance was $93.7 million and operating lease right-of-use asset was $222.2 million as of January 28, 2023. For the year ended January 28, 2023, the Company recognized store asset impairment losses of $2.1 million, as disclosed in Note 12, which consists of impairment charges for fixed assets of $1.7 million and impairment charges for operating right-of-use assets of $0.4 million. The Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to its carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

The evaluation of store assets for possible indications of impairment and the determination of the fair value of a store requires management to make significant estimates, complex judgments, and assumptions. These assumptions include estimated future cashflows, sublease income, and discount rate.

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

March 20, 2023

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2023	January 29, 2022
Assets
Current assets
Cash and cash equivalents	$81,503	$117,223
Marketable securities	91,986	177,260
Receivables	20,613	14,427
Inventories	134,824	128,728
Prepaid expenses and other current assets	11,252	10,011
Total current assets	340,178	447,649
Fixed assets, net	93,746	91,451
Operating lease right-of-use assets	222,240	230,187
Goodwill	56,566	57,560
Intangible assets, net	14,443	14,698
Deferred tax assets, net	8,205	8,659
Other long-term assets	12,525	11,808
Total long-term assets	407,725	414,363
Total assets	$747,903	$862,012

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$40,379	$55,638
Accrued payroll and payroll taxes	16,321	31,209
Operating lease liabilities	65,460	63,577
Other liabilities	23,649	34,015
Total current liabilities	145,809	184,439
Long-term operating lease liabilities	188,835	204,309
Other long-term liabilities	5,931	4,946
Total long-term liabilities	194,766	209,255
Total liabilities	340,575	393,694
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,489 shares issued and outstanding at January 28, 2023 and 21,215 shares issued and outstanding at January 29, 2022	188,418	180,824
Accumulated other comprehensive loss	(19,793)	(13,463)
Retained earnings	238,703	300,957
Total shareholders’ equity	407,328	468,318
Total liabilities and shareholders’ equity	$747,903	$862,012

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Net sales	$958,380	$1,183,867	$990,652
Cost of goods sold	633,702	727,137	640,637
Gross profit	324,678	456,730	350,015
Selling, general and administrative expenses	293,578	298,920	253,077
Operating profit	31,100	157,810	96,938
Interest income, net	1,924	3,592	3,518
Other (expense) income, net	(557)	(891)	2,001
Earnings before income taxes	32,467	160,511	102,457
Provision for income taxes	11,433	41,222	26,230
Net income	$21,034	$119,289	$76,227
Basic earnings per share	$1.10	$4.93	$3.06
Diluted earnings per share	$1.08	$4.85	$3.00
Weighted average shares used in computation of earnings per share:
Basic	19,208	24,187	24,942
Diluted	19,428	24,593	25,398

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$21,034	$119,289	$76,227
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(2,596)	(11,098)	12,289
Net change in unrealized (loss) gain on available-for-sale debt securities	(3,734)	(3,304)	1,241
Other comprehensive (loss) income, net	(6,330)	(14,402)	13,530
Comprehensive income	$14,704	$104,887	$89,757

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	(Loss) Income	Earnings	Total
Balance at February 1, 2020	25,828	$161,458	$(12,591)	$317,219	$466,086
Net income	—	—	—	76,227	76,227
Other comprehensive income, net	—	—	13,530	—	13,530
Issuance and exercise of stock-based awards	465	3,722	—	—	3,722
Stock-based compensation expense	—	6,448	—	—	6,448
Repurchase of common stock	(694)	—	—	(13,417)	(13,417)
Balance at January 30, 2021	25,599	171,628	939	380,029	552,596
Net income	—	—	—	119,289	119,289
Other comprehensive loss, net	—	—	(14,402)	—	(14,402)
Issuance and exercise of stock-based awards	197	2,380	—	—	2,380
Stock-based compensation expense	—	6,816	—	—	6,816
Repurchase of common stock	(4,581)	—	—	(198,361)	(198,361)
Balance at January 29, 2022	21,215	180,824	(13,463)	300,957	468,318
Net income	—	—	—	21,034	21,034
Other comprehensive loss, net	—	—	(6,330)	—	(6,330)
Issuance and exercise of stock-based awards	188	603	—	—	603
Stock-based compensation expense	—	6,991	—	—	6,991
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net income	$21,034	$119,289	$76,227
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	21,626	22,930	24,059
Noncash lease expense	67,394	64,466	61,694
Deferred taxes	2,485	2,374	(3,890)
Stock-based compensation expense	6,991	6,816	6,448
Impairment of long-lived assets	2,081	2,229	4,803
Other	1,176	2,728	(570)
Changes in operating assets and liabilities:
Receivables	(1,716)	2,884	928
Inventories	(5,279)	2,587	3,946
Prepaid expenses and other assets	(1,082)	(2,824)	1,010
Trade accounts payable	(15,484)	(14,060)	20,797
Accrued payroll and payroll taxes	(14,895)	3,649	3,841
Income taxes payable	(2,320)	(5,101)	1,602
Operating lease liabilities	(76,605)	(77,657)	(65,479)
Other liabilities	(5,785)	4,640	2,996
Net cash (used in) provided by operating activities	(379)	134,950	138,412
Cash flows from investing activities:
Additions to fixed assets	(25,627)	(15,749)	(9,057)
Purchases of marketable securities and other investments	(1,914)	(160,328)	(222,785)
Sales and maturities of marketable securities and other investments	81,750	277,720	121,301
Net cash provided by (used in) investing activities	54,209	101,643	(110,541)
Cash flows from financing activities:
Proceeds from revolving credit facilities	3,979	—	—
Payments on revolving credit facilities	(3,979)	—	—
Proceeds from issuance and exercise of stock-based awards	1,111	3,001	3,877
Payments for tax withholdings on equity awards	(508)	(621)	(154)
Common stock repurchased	(87,860)	(193,789)	(13,417)
Net cash used in financing activities	(87,257)	(191,409)	(9,694)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,172)	(1,822)	3,522
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,599)	43,362	21,699
Cash, cash equivalents, and restricted cash, beginning of period	124,052	80,690	58,991
Cash, cash equivalents, and restricted cash, end of period	$88,453	$124,052	$80,690
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$11,309	$42,767	$27,598
Accrual for repurchase of common stock	—	4,572	—
Accrual for purchases of fixed assets	1,433	984	231

See accompanying notes to consolidated financial statements

ZUMIEZ INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly-owned subsidiaries, (“Zumiez”, the “Company,” “we,” “us,” “its” and “our”) is a global leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times.  We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 28, 2023, we operated 758 stores; 608 in the United States (“U.S.”), 51 in Canada, 78 in Europe and 21 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years.  The fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021 were 52-week periods.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

COVID-19—In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began closing our retail stores across all markets that we operate in mid-March 2020. We began gradually re-opening stores at the end of the first fiscal quarter and into the second fiscal quarter of fiscal 2020, with the majority of our stores open through the third and fourth quarter of fiscal 2020. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during fiscal 2020 and in certain geographies in 2021. By quarter, our stores were open, on an aggregate basis, approximately 50.2%, 73.4%, 94.7% and 93.6%, respectively, of the possible days during each fiscal quarter in fiscal 2020, approximately 93.4%, 96.3%, 98.6% and 99.4%, respectively, of the possible days during each fiscal quarter in fiscal 2021, and approximately 100% of the possible days during each fiscal quarter in fiscal 2022.

On April 1, 2022, we received 3.2 million Euro ($3.6 million) as a taxable subsidy from the German government related to our European business for costs incurred during fiscal 2020 and fiscal 2021 related to the COVID-19 pandemic. The subsidy was granted free of future obligations to repay and was accounted for using IAS 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy. The amount was recorded as a reduction to expense in selling, general and administrative expenses on the consolidated statement of operations in the first quarter of fiscal 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	January 28, 2023	January 29, 2022	January 30, 2021
Cash and cash equivalents	$81,503	$117,223	$73,622
Restricted cash included in other long-term assets	6,950	6,829	7,068
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$88,453	$124,052	$80,690

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value.  The cost of merchandise inventories are based upon an average cost methodology.  Merchandise inventories may include items that have been written down to our best estimate of their net realizable value.  Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors.  The inventory related to this reserve is not marked up in subsequent periods. Inventory is at net realizable value which factors in a reserve for inventory whose selling price is below cost and an estimate for inventory shrinkage. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters.  We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at January 28, 2023 and January 29, 2022 in the amounts of $2.5 million and $3.3 million, respectively.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 28, 2023 and January 29, 2022 was $3.4 million and $3.2 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations.  For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment.  Taxes collected from our customers are recorded on a net basis.  We accrue for estimated sales returns by customers based on historical return experience.  The allowance for sales returns at January 28, 2023 and January 29, 2022 was $3.1 million and $3.5 million, respectively.  We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $4.9 million at January 28, 2023 and $5.6 million at January 29, 2022. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns.  For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, we recorded net sales related to gift card breakage income of $1.9 million, $1.7 million and $1.5 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities.  The points can be redeemed for a broad range of rewards, including product and experiential rewards.  Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates.  Revenue is recognized upon redemption of points for rewards.  Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed.  The deferred revenue related to our customer loyalty program at January 28, 2023 and January 29, 2022 was $1.2 million and $1.0 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed.  Advertising expenses are net of sponsorships and vendor reimbursements.  Advertising expense was $10.4 million, $13.5 million and $11.9 million for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

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

Income Taxes—We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that we expect to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not be realized.  The valuation allowance on our deferred tax assets at January 28, 2023 and January 29, 2022 was $12.8 million and $10.0 million, respectively.

We regularly evaluate the likelihood of realizing the benefit of income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized.  Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits of $2.5 million and $1.7 million are recorded in other long-term liabilities on the consolidated balance sheets at January 28, 2023 and January 29, 2022, respectively.

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

Foreign Currency Translation—Our international subsidiaries operate with functional currencies other than the U.S. Dollar, including the Canadian Dollar, Australian Dollar, Euro, Norwegian Krone, Swedish Krona, and Swiss Franc. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date.  Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive loss on the consolidated balance sheets.

Segment Reporting—We identify our operating segments according to how our business activities are managed and evaluated.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

Recent Accounting Standards—In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions on the agreements, including commitments and contingencies. We adopted this standard prospectively for the fiscal year ending January 28, 2023 and the adoption did not have a material impact on our financial statement disclosure.

3. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
United States	$753,761	$978,438	$812,825
Canada	48,610	52,244	52,736
Europe	132,216	134,988	110,345
Australia	23,793	18,197	14,746
Net sales	$958,380	$1,183,867	$990,652

Net sales for the year ended January 28, 2023 included a $17.7 million decrease due to the change in foreign exchange rates, which consisted of $13.7 million in Europe, $2.2 million in Canada, and $1.8 in Australia.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,587	$—	$—	$30,587
Money market funds	22,121	—	—	22,121
Corporate debt securities	28,802	—	(7)	28,795
Total cash and cash equivalents	81,510	—	(7)	81,503
Marketable securities:
U.S. treasury and government agency securities	20,973	—	(2,891)	18,082
Corporate debt securities	60,832	—	(2,848)	57,984
State and local government securities	16,490	—	(570)	15,920
Total marketable securities	$98,295	$—	$(6,309)	$91,986

	January 29, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$99,333	$—	$—	$99,333
Money market funds	17,890	—	—	17,890
Total cash and cash equivalents	117,223	—	—	117,223
Marketable securities:
U.S. treasury and government agency securities	29,218	33	(819)	28,432
Corporate debt securities	123,611	436	(851)	123,196
State and local government securities	25,722	62	(152)	25,632
Total marketable securities	$178,551	$531	$(1,822)	$177,260

All of our available-for-sale debt securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 28, 2023
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$27,099	$(7)	$—	$—	$27,099	$(7)
Total cash and cash equivalents	$27,099	$(7)	$—	$—	$27,099	$(7)

Marketable securities:
U.S. treasury and government agency securities	$3,682	$(229)	$14,399	$(2,662)	$18,081	$(2,891)
Corporate debt securities	12,044	(604)	45,940	(2,244)	57,984	(2,848)
State and local government securities	2,434	(50)	13,487	(520)	15,921	(570)
Total marketable securities	$18,160	$(883)	$73,826	$(5,426)	$91,986	$(6,309)

	January 29, 2022
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$20,683	$(785)	$1,622	$(34)	$22,305	$(819)
Corporate debt securities	63,887	(849)	69	(2)	63,956	(851)
State and local government securities	15,639	(152)	-	-	15,639	(152)
Total marketable securities	$100,209	$(1,786)	$1,691	$(36)	$101,900	$(1,822)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

5. Receivables

Receivables consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Credit cards receivable	$7,840	$7,964
Vendor receivable	6,345	3,415
Tax-related receivable	3,727	448
Other receivables	1,686	1,116
Tenant allowances receivable	688	967
Interest receivable	327	517
Receivables	$20,613	$14,427

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Leasehold improvements	$205,850	$198,538
Fixtures	91,954	89,422
Buildings, land, and building and land improvements	28,179	28,179
Computer equipment, software, store equipment and other	56,707	48,356
Fixed assets, at cost	382,690	364,495
Less: Accumulated depreciation	(288,944)	(273,044)
Fixed assets, net	$93,746	$91,451

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of goods sold	$1,670	$1,203	$1,213
Selling, general and administrative expenses	19,649	20,226	22,237
Depreciation expense	$21,319	$21,429	$23,450

Impairment of Fixed Assets—We recorded $1.7 million, $0.1 million and $1.4 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of income for the years ended January 28, 2023, January 29, 2022 and January 30, 2021.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 30, 2021	$61,470
Effects of foreign currency translation	(3,910)
Balance as of January 29, 2022	57,560
Effects of foreign currency translation	(994)
Balance as of January 28, 2023	$56,566

There was no impairment of goodwill for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,443	$—	$14,443
Intangible assets subject to amortization:
Developed technology	3,262	3,262	—
Customer relationships	2,417	2,417	—
Non-compete agreements	213	213	—
Total intangible assets	$20,335	$5,892	$14,443

	January 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,698	$—	$14,698
Intangible assets subject to amortization:
Developed technology	3,344	3,344	—
Customer relationships	2,477	2,477	—
Non-compete agreements	210	210	—
Total intangible assets	$20,729	$6,031	$14,698

There was no impairment of intangible assets for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021. All amounts in the tables above are denominated in a foreign currency and subject to foreign exchange fluctuation.

We recorded no amortization expense for intangible assets for the year ended January 28, 2023. We recorded $0.1 million of amortization expense for intangible assets for the years ended January 29, 2022 and January 30, 2021. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income.

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued payables	$6,499	$6,482
Accrued indirect taxes	5,210	6,451
Unredeemed gift cards	4,916	5,593
Allowance for sales returns	3,089	3,521
Other current liabilities	1,667	2,377
Deferred revenue	1,231	1,047
Income taxes payable	1,037	1,137
Accrual for repurchase of common stock	—	4,573
Accrued legal settlement	—	2,834
Other liabilities	$23,649	$34,015

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

There were no borrowings outstanding under the credit facility at January 28, 2023 or January 29, 2022.  We had no open commercial letters of credit outstanding under our secured revolving credit facility at January 28, 2023 or January 29, 2022. We had $0.6 million in issued, but undrawn, standby letters of credit at January 28, 2023 and no issued standby letters of credit at January 29, 2022.

Additionally, on October 12, 2020, we entered into a credit facility with UBS Switzerland AG of up to 15.0 million Euro. The credit facility bore interest at 1.25%. This credit facility was closed on December 30, 2022.

10. Leases

At January 28, 2023, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to eleven years, with varying renewal and termination options. At January 28, 2023 and January 29, 2022, the weighted-average of the remaining lease term was 5.0 years and the weighted-average operating lease discount rate was 2.5% and 2.7%, respectively.

The following table presents components of lease expense (in thousands):

	Year Ended
	January 28, 2023	January 29, 2022
Operating lease expense	$74,316	$73,519
Variable lease expense	7,882	10,367
Total lease expense (1)	$82,198	$83,886
(1)	Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(76,605)	$(77,657)
Right-of-use assets obtained in exchange for new operating lease liabilities	61,371	37,268

At January 28, 2023, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2023	$70,735
Fiscal 2024	60,712
Fiscal 2025	43,134
Fiscal 2026	30,464
Fiscal 2027	23,379
Thereafter	40,581
Total minimum lease payments	269,005
Less: interest	(14,710)
Present value of lease obligations	254,295
Less: current portion	(65,460)
Long-term lease obligations (2)	$188,835
(2)	Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At January 28, 2023, we have excluded from the table above $5.4 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2023.

11. Commitments and Contingencies

Purchase Commitments—At January 28, 2023 and January 29, 2022, we had outstanding purchase orders to acquire merchandise from vendors of $174.3 million and $254.6 million, respectively.  We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

A putative class action, Alexia Herrera, on behalf of herself and all other similarly situated, v. Zumiez Inc., was filed against us in the Eastern District Count of California, Sacramento Division under case number 2:16-cv-01802-SB in August 2016.  Alexandra Bernal filed the initial complaint and then in October 2016 added Alexia Herrera as a named plaintiff and Alexandra Bernal left the case.  The putative class action lawsuit against us alleges, among other things, various violations of California’s wage and hour laws, including alleged violations of failure to pay reporting time. After several years of procedural motions and appeals related thereto, the parties held mediation with a private mediator on June 23, 2021. The parties reached a resolution in principle for all class claims, which was submitted for the court’s approval. The settlement of $2.8 million is included in other liabilities on the consolidated balance sheet as of January 29, 2022, and was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended January 29, 2022. Final approval of the settlement was granted per the court’s order issued on July 26, 2022 and the settlement was paid to the claims administrator for disbursement on August 19, 2022.

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. A responsive pleading to the first amended complaint has not yet been filed. We are in the process of investigating the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits.  We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience.  The self-insurance reserve for fiscal years ended January 28, 2023 and January 29, 2022 was $2.8 million and $2.0 million.

12. Fair Value Measurements

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•	Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,121	$—	$—
Corporate debt securities	—	28,795	—
Marketable securities:
U.S. treasury and government agency securities	—	18,082	—
Corporate debt securities	—	57,984	—
State and local government securities	—	15,920	—
Long-term other assets:
Money market funds	6,950	—	—
Total	$29,071	$120,781	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,890	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	28,432	—
Corporate debt securities	—	123,196	—
State and local government securities	—	25,632	—
Long-term other assets:
Money market funds	6,829	—	—
Total	$24,719	$177,260	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. We recorded impairment charges for operating lease right-of-use assets of $0.4 million in cost of sales and impairment charges for fixed assets of $1.7 million in selling, general and administrative expenses on the consolidated statement of income for the year ended January 28, 2023. We recorded impairment charges for operating right-of-use assets of $2.1 million in costs of sales and impairment charges for fixed assets of $0.1 million in selling, general and administrative expenses on the consolidated statement of income for the year ended January 29, 2022.

13. Stockholders’ Equity

Share Repurchase— In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. This repurchase program superseded all previously approved and authorized stock repurchase programs. The December 2021 stock repurchase program was completed in March 2022.

The following table summarizes common stock repurchase activity (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Number of shares repurchased	1,914	4,581	694
Average price per share of repurchased shares (with commission)	$43.51	$43.30	$19.31
Total cost of shares repurchased	$83,288	$198,361	$13,417

Accumulated Other Comprehensive (Loss) Income —The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive (loss) income into net income is as follows (in thousands):

	Foreign currency translation adjustments (4)	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive (loss) income
Balance at February 1, 2020	$(13,696)	$1,105	$(12,591)
Other comprehensive income, net (3)	12,289	1,241	13,530
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (2)	(11,098)	(3,304)	(14,402)
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (1)	(2,596)	(3,734)	(6,330)
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)

(1)

Other comprehensive loss before reclassifications was $3.8 million, net of taxes for net unrealized losses on available-for-sale investments for the fiscal year ended January 28, 2023. There were $0.1 million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended January 28, 2023.

(2)

Other comprehensive loss before reclassification was $4.4 million, net of taxes for net unrealized losses on available-for-sale securities for the fiscal year ended January 29, 2022. There were $1.1 million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended January 29, 2022.

(3)

Other comprehensive income before reclassifications was $1.7 million, net of taxes for net unrealized gains on available-for-sale investments for the fiscal year ended January 30, 2021. There were $0.5 million net unrealized gains, net of taxes reclassified from accumulated other comprehensive income for the fiscal year ended January 30, 2021.

(4)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international securities.

14. Equity Awards

General—We maintain several equity incentive plans under which we may grant incentive stock options, nonqualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of goods sold	$1,464	$1,451	$1,339
Selling, general and administrative expenses	5,527	5,365	5,109
Total stock-based compensation expense	$6,991	$6,816	$6,448

At January 28, 2023, there was $8.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock.  This cost has a weighted-average recognition period of 1.1 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2020	541	$22.82
Granted	321	$19.54
Vested	(229)	$22.15
Forfeited	(33)	$21.29
Outstanding at January 30, 2021	600	$21.41
Granted	142	$45.24
Vested	(247)	$21.95
Forfeited	(52)	$25.30
Outstanding at January 29, 2022	443	$28.31
Granted	178	$38.81
Vested	(198)	$27.01
Forfeited	(26)	$33.41
Outstanding at January 28, 2023	397	$33.34	$10,212

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Vest date fair value of restricted stock vested	$8,076	$11,146	$4,761

Stock Options—We had 0.3 million stock options outstanding at January 28, 2023, January 29, 2022, and January 30, 2021 with a grant date weighted average exercise price of $29.30, $26.37 and $22.08, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds.  The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

15. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
United States	$40,632	$166,999	$108,412
Foreign	(8,165)	(6,488)	(5,955)
Total earnings before income taxes	$32,467	$160,511	$102,457

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$5,897	$31,231	$22,576
State and local	1,613	6,521	5,946
Foreign	1,508	1,273	1,598
Total current	9,018	39,025	30,120
Deferred:
Federal	1,663	1,328	(1,198)
State and local	340	873	(808)
Foreign	412	(4)	(1,884)
Total deferred	2,415	2,197	(3,890)
Provision for income taxes	$11,433	$41,222	$26,230

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal effect	5.5	3.9	3.8
Change in valuation allowance	9.3	1.4	1.1
Foreign earnings, net	3.3	(0.2)	(0.5)
Stock-based compensation	(2.3)	(1.1)	(0.2)
Tax credits	(1.3)	(0.4)	(0.7)
Other	(0.3)	1.1	1.1
Effective tax rate	35.2%	25.7%	25.6%

The components of deferred income taxes are (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Lease Liability	$65,237	$66,315
Net operating losses	20,347	19,093
Employee benefits, including stock-based compensation	2,410	2,046
Deferred losses	2,263	813
Accrued liabilities	1,605	2,091
Other	1,282	655
Inventory	884	964
Total deferred tax assets	94,028	91,977
Deferred tax liabilities:
Right of Use Asset	(55,441)	(55,300)
Goodwill and other intangibles	(10,771)	(10,897)
Property and equipment	(4,699)	(5,429)
Prepaid expenses	(1,131)	(1,026)
Other	(1,031)	(634)
Total deferred tax liabilities	(73,073)	(73,286)
Net valuation allowances	(12,750)	(10,032)
Net deferred tax assets	$8,205	$8,659

At January 28, 2023 and January 29, 2022, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $88.1 million and $75.7 million, respectively. The tax-effected foreign net operating loss carryovers were $20.3 million and $19.1 million at January 28, 2023 and January 29, 2022, respectively.  The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At January 28, 2023 and January 29, 2022, we had valuation allowances on our deferred tax assets of $12.8 million and $10.0 million, respectively, primarily due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Beginning unrecognized tax benefits	$1,743	$1,143	$841
Increase related to prior year tax positions	818	—	—
Increase related to current year tax positions	446	796	406
Decrease related to lapsing of statute of limitations	(485)	(196)	(104)
Ending unrecognized tax benefits	$2,522	$1,743	$1,143

At January 28, 2023 we had $2.5 million of gross unrecognized tax benefits of which $1.5 million, if recognized, would affect our effective tax rate. We recognized an expense of $0.1 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2022, 2021 and 2020, respectively. At January 28, 2023 and January 29, 2022, we had accrued interest and penalties of $0.3 million and $0.1 million, respectively, within our consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Our U.S. federal income tax returns are no longer subject to examination for years before fiscal year 2019 and with few exceptions, we are no longer subject to U.S. state examinations for years before fiscal 2018. We are no longer subject to examination for all foreign income tax returns before fiscal 2016.

16. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$21,034	$119,289	$76,227
Weighted average common shares for basic earnings per share	19,208	24,187	24,942
Dilutive effect of stock options and restricted stock	220	406	456
Weighted average common shares for diluted earnings per share	19,428	24,593	25,398
Basic earnings per share	$1.10	$4.93	$3.06
Diluted earnings per share	$1.08	$4.85	$3.00

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share was 0.1 million for the fiscal year ended January 28, 2023 and less than 0.1 million for fiscal years ended January 29, 2022 and January 30, 2021.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged.  Our Chairman of the Board is also the President of the Zumiez Foundation.  We committed charitable contributions to the Zumiez Foundation of $0.9 million, $1.6 million and $1.2 million for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.  We had accrued charitable contributions payable to the Zumiez Foundation of $0.5 million and $1.5 million at January 28, 2023 and January 29, 2022, respectively.

18. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Men's Apparel	43%	43%	39%
Hardgoods	13%	16%	19%
Accessories	18%	17%	17%
Footwear	15%	13%	13%
Women's Apparel	11%	11%	12%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales (1):
United States	$753,761	$978,438	$812,825
Foreign	204,619	205,429	177,827
Total net sales	$958,380	$1,183,867	$990,652

	January 28, 2023	January 29, 2022
Long-lived assets (2):
United States	$186,433	$199,640
Foreign	129,553	121,998
Total long-lived assets	$315,986	$321,638

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 28, 2023 and January 29, 2022; (ii) Consolidated Statements of Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 20, 2023
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 20, 2023
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 20, 2023	/S/ STEVEN P. LOUDEN	March 20, 2023
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steven P. Louden, Director

/S/ JAMES P. MURPHY	March 20, 2023	/S/TRAVIS D. SMITH	March 20, 2023
Signature	Date	Signature	Date
James P. Murphy, Director		Travis D. Smith, Director

/S/ CARMEN R. BAUZA	March 20, 2023	/S/ SCOTT A. BAILEY	March 20, 2023
Signature	Date	Signature	Date
Carmen R. Bauza, Director		Scott A. Bailey, Director

/S/ LILIANA GIL VALLETTA	March 20, 2023
Signature	Date
Liliana Gil Valletta, Director