Form 10-Q
period 2023-04-29
Zumiez Inc
filed 2023-06-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
☐
Emerging growth company	☐		☐

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

At May 29, 2023, there were 19,779,446 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2023	January 28, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$66,655	$81,503
Marketable securities	88,684	91,986
Receivables	20,655	20,613
Inventories	147,871	134,824
Prepaid expenses and other current assets	12,755	11,252
Total current assets	336,620	340,178
Fixed assets, net	94,419	93,746
Operating lease right-of-use assets	216,091	222,240
Goodwill	56,925	56,566
Intangible assets, net	14,404	14,443
Deferred tax assets, net	11,034	8,205
Other long-term assets	12,005	12,525
Total long-term assets	404,878	407,725
Total assets	$741,498	$747,903

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$59,551	$40,379
Accrued payroll and payroll taxes	18,378	16,321
Operating lease liabilities	63,866	65,460
Other liabilities	19,298	23,649
Total current liabilities	161,093	145,809
Long-term operating lease liabilities	182,507	188,835
Other long-term liabilities	6,055	5,931
Total long-term liabilities	188,562	194,766
Total liabilities	349,655	340,575
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,782 shares issued and outstanding at April 29, 2023 and 19,489 shares issued and outstanding at January 28, 2023	190,599	188,418
Accumulated other comprehensive loss	(19,077)	(19,793)
Retained earnings	220,321	238,703
Total shareholders’ equity	391,843	407,328
Total liabilities and shareholders’ equity	$741,498	$747,903

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net sales	$182,887	$220,686
Cost of goods sold	133,529	148,312
Gross profit	49,358	72,374
Selling, general and administrative expenses	70,712	71,877
Operating (loss) profit	(21,354)	497
Interest income, net	858	492
Other (expense) income, net	(541)	172
(Loss) earnings before income taxes	(21,037)	1,161
(Benefit from) provision for income taxes	(2,655)	1,558
Net loss	$(18,382)	$(397)
Basic loss per share	$(0.96)	$(0.02)
Diluted loss per share	$(0.96)	$(0.02)
Weighted average shares used in computation of loss per share:
Basic	19,197	19,533
Diluted	19,197	19,533

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net loss	$(18,382)	$(397)
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	386	(6,372)
Net change in unrealized gain (loss) on available-for-sale debt securities	330	(3,439)
Other comprehensive income (loss), net	716	(9,811)
Comprehensive loss	$(17,666)	$(10,208)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(18,382)	(18,382)
Other comprehensive income, net	—	—	716	—	716
Issuance and exercise of stock-based awards	293	275	—	—	275
Stock-based compensation expense	—	1,906	—	—	1,906
Balance at April 29, 2023	19,782	$190,599	$(19,077)	$220,321	$391,843

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net loss	—	—	—	(397)	(397)
Other comprehensive loss, net	—	—	(9,811)	—	(9,811)
Issuance and exercise of stock-based awards	158	375	—	—	375
Stock-based compensation expense	—	1,700	—	—	1,700
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at April 30, 2022	19,459	$182,899	$(23,274)	$217,272	$376,897

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(18,382)	$(397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	5,379	5,416
Noncash lease expense	16,313	16,495
Deferred taxes	(2,912)	1,838
Stock-based compensation expense	1,906	1,700
Impairment of long-lived assets	312	-
Other	375	(72)
Changes in operating assets and liabilities:
Receivables	1,030	(4,172)
Inventories	(13,091)	(14,580)
Prepaid expenses and other assets	(925)	(280)
Trade accounts payable	18,868	9,672
Accrued payroll and payroll taxes	2,087	(11,696)
Income taxes payable	(301)	(4,987)
Operating lease liabilities	(18,609)	(18,403)
Other liabilities	(4,929)	(5,011)
Net cash used in operating activities	(12,879)	(24,477)
Cash flows from investing activities:
Additions to fixed assets	(5,438)	(3,562)
Purchases of marketable securities and other investments	(1,850)	(1,914)
Sales and maturities of marketable securities and other investments	5,571	64,041
Net cash (used in) provided by investing activities	(1,717)	58,565
Cash flows from financing activities:
Proceeds from revolving credit facilities	1,549	17,414
Payments on revolving credit facilities	(1,549)	(17,414)
Proceeds from issuance and exercise of stock-based awards	460	782
Payments for tax withholdings on equity awards	(185)	(407)
Common stock repurchased	—	(87,860)
Net cash provided by (used in) financing activities	275	(87,485)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(509)	(1,497)
Net decrease in cash, cash equivalents, and restricted cash	(14,830)	(54,894)
Cash, cash equivalents, and restricted cash, beginning of period	88,453	124,052
Cash, cash equivalents, and restricted cash, end of period	$73,623	$69,158
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$536	$4,657
Accrual for purchases of fixed assets	2,323	2,530

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At April 29, 2023, we operated 758 stores; 607 in the United States (“U.S.”), 80 in Europe, 50 in Canada, and 21 in Australia.

COVID-19— In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. Changes in our operations due to COVID-19 resulted in material fluctuations to our results of operations during fiscal 2020 and in certain geographies during fiscal 2021. On April 1, 2022, we received 3.2 million Euro ($3.6 million) as a taxable subsidy from the German government related to our European business for costs incurred during fiscal 2020 and fiscal 2021 related to the COVID-19 pandemic. The subsidy received was granted free of future obligations to repay and was recorded as a reduction to selling, general and administrative expenses on the condensed consolidated statement of operations in the first quarter of fiscal 2022.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended April 29, 2023 and April 30, 2022 were 13-week periods.

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

The financial data at January 28, 2023 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 28, 2023, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

Reclassifications—Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the consolidated statements of operations.

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

	April 29, 2023	January 28, 2023
Cash and cash equivalents	$66,655	$81,503
Restricted cash included in other long-term assets	6,968	6,950
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$73,623	$88,453

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
United States	$135,549	$176,429
Canada	8,434	9,906
Europe	33,511	29,502
Australia	5,393	4,849
Net sales	$182,887	$220,686

Net sales for the three months ended April 29, 2023 included a $1.9 million decrease due to the change in foreign exchange rates, which consisted of $0.8 million in Europe, $0.6 million in Canada and $0.5 million in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $4.0 million at April 29, 2023 and $4.9 million at January 28, 2023, respectively. Deferred revenue related to our STASH loyalty program was $1.2 million at April 29, 2023 and January 28, 2023.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	April 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$33,592	$—	$—	$33,592
Money market funds	22,382	—	—	22,382
Corporate debt securities	10,683	—	(2)	10,681
Total cash and cash equivalents	66,657	—	(2)	66,655
Marketable securities:
U.S. treasury and government agency securities	20,147	—	(2,945)	17,202
Corporate debt securities	57,926	—	(2,447)	55,479
State and local government securities	16,483	—	(480)	16,003
Total marketable securities	$94,556	$—	$(5,872)	$88,684

	January 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,587	$—	$—	$30,587
Money market funds	22,121	—	—	22,121
Corporate debt securities	28,802	—	(7)	28,795
Total cash and cash equivalents	81,510	—	(7)	81,503
Marketable securities:
U.S. treasury and government agency securities	20,973	—	(2,891)	18,082
Corporate debt securities	60,832	—	(2,848)	57,984
State and local government securities	16,490	—	(570)	15,920
Total marketable securities	$98,295	$—	$(6,309)	$91,986

All of our marketable securities have an effective maturity date or weighted average life of five years or less at the time of purchase and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	April 29, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$6,940	$(2)	$—	$—	$6,940	$(2)
Total cash and cash equivalents	6,940	(2)	—	—	6,940	(2)
Marketable securities:
U.S. treasury and government agency securities	$47	$(1)	$17,155	$(2,944)	$17,202	$(2,945)
Corporate debt securities	—	—	55,479	(2,447)	55,479	(2,447)
State and local government securities	—	—	16,003	(480)	16,003	(480)
Total marketable securities	$47	$(1)	$88,637	$(5,871)	$88,684	$(5,872)

	January 28, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$27,099	$(7)	$—	$—	$27,099	$(7)
Total cash and cash equivalents	27,099	(7)	-	-	27,099	(7)
Marketable securities:
U.S. treasury and government agency securities	3,682	(229)	14,399	(2,662)	18,081	(2,891)
Corporate debt securities	12,044	(604)	45,940	(2,244)	57,984	(2,848)
State and local government securities	2,434	(50)	13,487	(520)	15,921	(570)
Total marketable securities	$18,160	$(883)	$73,826	$(5,426)	$91,986	$(6,309)

4. Leases

At April 29, 2023, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating lease expense	$17,766	$18,278
Variable lease expense	3,052	2,134
Total lease expense (1)	$20,818	$20,412

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(18,609)	$(18,403)
Right-of-use assets obtained in exchange for new operating lease liabilities	10,076	30,207

Weighted-average remaining lease term and discount rate were as follows:

	April 29, 2023	April 30, 2022
Weighted-average remaining lease term	5.0	4.9
Weighted-average discount rate	2.6%	2.5%

At April 29, 2023, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2023	$52,943
Fiscal 2024	63,724
Fiscal 2025	45,801
Fiscal 2026	31,402
Fiscal 2027	24,173
Thereafter	43,053
Total minimum lease payments	261,096
Less: interest	(14,723)
Present value of lease obligations	246,373
Less: current portion	(63,866)
Long-term lease obligations (1)	$182,507

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At April 29, 2023, we have excluded from the table above $3.0 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2023.

5. Commitments and Contingencies

Purchase Commitments—At April 29, 2023, we had outstanding purchase orders to acquire merchandise from vendors of $183.8 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. An answer was filed on March 14, 2023. Zumiez has subsequently filed motions to compel the individual claims into arbitration. We continue to investigate the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at April 29, 2023 and January 28, 2023 was $2.5 million and $2.8 million, respectively.

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

There were no borrowings outstanding under the credit facility at April 29, 2023 or January 28, 2023. We had open commercial letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at April 29, 2023 and no open commercial letters of credit outstanding at January 28, 2023. We had $0.6 million in issued, but undrawn, standby letters of credit at April 29, 2023 and January 28, 2023.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	April 29, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,382	$—	$—
Corporate debt securities	—	10,681	—
Marketable securities:
U.S. treasury and government agency securities	—	17,202	—
Corporate debt securities	—	55,479	—
State and local government securities	—	16,003	—
Other long-term assets:
Money market funds	6,968	—	—
Total	$29,350	$99,365	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,121	$—	$—
Corporate debt securities	—	28,795	—
Marketable securities:
U.S. treasury and government agency securities	—	18,082	—
Corporate debt securities	—	57,984	—
State and local government securities	—	15,920	—
Other long-term assets:
Money market funds	6,950	—	—
Total	$29,071	$120,781	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended April 29, 2023, we recognized $0.2 million in impairment losses related to fixed assets and $0.1 million in impairment losses related to operating lease right-of-use assets. During the three months ended April 30, 2022, we recognized no impairment losses related to operating lease right-of-use assets or fixed assets.

8. Stockholders’ Equity

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (2)	Net unrealized losses on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended April 29, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive income, net (1)	386	330	716
Balance at April 29, 2023	$(14,715)	$(4,362)	$(19,077)
Three months ended April 30, 2022:
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (1)	(6,372)	(3,439)	(9,811)
Balance at April 30, 2022	$(18,877)	$(4,397)	$(23,274)

(1)
Other comprehensive income before reclassifications was $0.3 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended April 29, 2023. Other comprehensive loss before reclassifications was $3.4 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended April 30, 2022. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss were less than $0.1 million for the three months ended April 29, 2023 and April 30, 2022, respectively.

(2)
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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Cost of goods sold	$392	$344
Selling, general and administrative expenses	1,514	1,356
Total stock-based compensation expense	$1,906	$1,700

At April 29, 2023, there was $13.2 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2023	397	$33.34
Granted	286	$20.64
Vested	(158)	$29.42
Forfeited	(5)	$28.05
Outstanding at April 29, 2023	520	$27.58	$9,098

We had 0.4 million stock options outstanding at April 29, 2023 with a grant date weighted average exercise price of $27.23 and 0.3 million stock options outstanding at January 28, 2023 with a grant date weighted average exercise price of $29.30.

10. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Net loss	$(18,382)	$(397)
Weighted average common shares for basic loss per share:	19,197	19,533
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	19,197	19,533
Basic loss per share	$(0.96)	$(0.02)
Diluted loss per share	$(0.96)	$(0.02)

There were 0.4 million anti-dilutive common shares related to stock-based awards for the three months ended April 29, 2023 and April 30, 2022, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 20, 2023 and in this Form 10-Q.

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

Fiscal 2023 is the 53-week period ending February 3, 2024. Fiscal 2022 was the 52-week period ending January 28, 2023. The first three months of fiscal 2023 was the 13-week period ended April 29, 2023. The first three months of fiscal 2022 was the 13-week period ended April 30, 2022.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2022 and 2023. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2022 and the first three months of fiscal 2023.

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended
	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%
Cost of goods sold	73.0	67.2
Gross profit	27.0	32.8
Selling, general and administrative expenses	38.7	32.6
Operating (loss) profit	(11.7)	0.2
Interest and other income, net	0.2	0.3
(Loss) earnings before income taxes	(11.5)	0.5
(Benefit from) provision for income taxes	(1.4)	0.7
Net loss	(10.1)%	(0.2)%

Three Months (13 weeks) Ended April 29, 2023 Compared With Three Months (13 weeks) Ended April 30, 2022

Net Sales

Net sales were $182.9 million for the three months ended April 29, 2023 compared to $220.7 million for the three months ended April 30, 2022, a decrease of $37.8 million or 17.1%. The decrease in sales was driven by our North America business offset by more favorable results for Europe and Australia. During the quarter the business continued to see softer sales primarily driven by continued inflationary pressures on the consumer. By region, North America sales decreased $42.4 million or 22.7% and other international sales (which consists of Europe and Australia sales) increased $4.6 million or 13.3% for the three months ended April 29, 2023 compared to the three months ended April 30, 2022. Excluding the impact of changes in foreign exchange rates, North America sales decreased $41.8 million or 22.4% and other international sales increased $5.9 million or 17.1% for the three months ended April 29, 2023 compared to the three months ended April 30, 2022.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by a decrease in men’s clothing followed by footwear, accessories, hardgoods, and women’s clothing.

Gross Profit

Gross profit was $49.4 million for the three months ended April 29, 2023 compared to $72.4 million for the three months ended April 30, 2022, a decrease of $23.0 million, or 31.8%. As a percent of net sales, gross profit decreased 580 basis points for the three months ended April 29, 2023 to 27.0% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 290 basis point deleverage in store occupancy costs, a 70 basis point decrease in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), a 60 basis point deleverage in web shipping costs, a 50 basis point deleverage in distribution center costs, a 40 basis point increase in buying and private label costs, and a 40 basis point increase in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $70.7 million for the three months ended April 29, 2023 compared to $71.9 million for the three months ended April 30, 2022, a decrease of $1.2 million, or 1.6%. SG&A expenses as a percent of net sales increased 610 basis points for the three months ended April 29, 2023 to 38.7%. The increase was primarily driven by 270 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 180 basis points due to a decrease in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022, 160 basis points due to store costs not tied to wages primarily impacted by deleverage on lower sales, 90 basis points in non-store wages, 20 basis points in stock compensation expenses, 20 basis points in annual incentive compensation, and 20 basis points in other corporate costs. These increases were partially offset by a 150 basis point decrease in events as our important 100K event was held in the prior year first quarter but not in the current year first quarter.

Net Loss

Net loss for the three months ended April 29, 2023 was $18.4 million, or $0.96 loss per diluted share, compared with net loss of $0.4 million, or $0.02 loss per diluted share, for the three months ended April 30, 2022. Our effective income tax rate for the three months ended April 29, 2023 was a 12.6% benefit from income taxes compared to a 134.2% provision for income taxes for the three months ended April 30, 2022. The decrease in effective income tax rate was primarily due to an increase in net losses and the allocation of those losses across the jurisdictions that we operate.

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

During fiscal 2023, we expect to spend approximately $20 million to $22 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 23 new stores we remain on track to open in fiscal 2023 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2023 will not be different from the number of stores we plan to open, or that actual fiscal 2023 capital expenditures will not differ from our expectations.

Operating Activities

Net cash from operating activities increased by $11.6 million to $12.9 million used in operating activities for the three months ended April 29, 2023 from $24.5 million used in operating activities for the three months ended April 30, 2022. Net cash used in operating activities was $12.9 million for the three months ended April 29, 2023 related to $15.9 million in unfavorable changes in our operating assets and liabilities and a $18.4 million net loss, excluding $21.4 million of noncash charges included within net loss for the period. Net cash used in operating activities was $24.5 million for the three months ended April 30, 2022 related to $49.5 million in unfavorable changes in our operating assets and liabilities and a $0.4 million net loss, excluding $25.4 million of noncash charges included within net loss for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended April 29, 2023 related to $5.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $3.7 million in net sales of marketable securities. Net cash provided by investing activities was $58.6 million for the three months ended April 30, 2022, related to $62.1 million in net sales of marketable securities, partially offset by $3.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used provided by financing activities for the three months ended April 29, 2023 was $0.3 million, related $0.5 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash used in financing activities for the three months ended April 30, 2022 was $87.5 million, related to $87.9 million used in the repurchase of common stock and $0.4 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.8 million in proceeds from the issuance and exercise of stock-based awards.

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

We had open commercial letters of credit outstanding of less than $0.1 million at April 29, 2023 and no open commercial letters of credit outstanding at January 28, 2023. We had $0.6 million in issued, but undrawn, standby letters of credit at April 29, 2023 and January 28, 2023.

At April 29, 2023 , we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

Our retail market historically has been subject to substantial cyclicality. As the U.S. and global economic and political conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. Economic and consumer confidence can also be affected by a variety of factors, including housing prices, unemployment rates and inflation. Sustained levels of inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, geopolitical instability, economic uncertainty, slower growth or a recession, volatility in the stock market, and other disruptions impacting the retail industry could adversely impact demand for our services. When disposable income decreases or discretionary consumer spending is reduced due to a decline in consumer confidence, purchases of apparel and related products may decline. A deterioration in macroeconomic conditions or consumer confidence or uncertainty in the U.S. and global economies and political environment could have a material adverse impact on our results of operations and financial position.

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

The credit facility contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances. The credit facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control. Additionally, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support their commitments to us in the future. Several bank failures have occurred during 2023 and it is possible that other banks will face similar difficulty in the future. Although we do not maintain any direct deposit accounts, credit agreements or letters of credit with any financial institution currently in receivership, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. Additionally, U.S. debt ceiling and budget deficit concerns have increased the possibility of credit rating downgrades, or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including in June 2023, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States. The impact of the increased debt ceiling and/or downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. If our lenders fail, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at April 29, 2023 has not significantly changed since January 28, 2023. Our market risk profile at January 28, 2023 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of April 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended April 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 28, 2023. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 29, 2023 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
January 29, 2023 - February 25, 2023	—	$-	—	$-
February 26, 2023 - April 1, 2023 (2)	9,406	$19.64	—	$-
April 2, 2023 - April 29, 2023	—	$-	—	$-
Total	9,406		—

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. There was no authorized share repurchase program during the thirteen weeks ended April 29, 2023.
(2)
During the thirteen weeks ended April 29, 2023, 9,406 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.30	Zumiez Inc. 2023 Equity Incentive Plan [Incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed by the Company on June 2, 2023]

10.31	Form of Restricted Stock Award Agreement and Terms and Conditions [Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.32	Form of Restricted Stock Unit Award Agreement and Terms and Conditions [Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.33	Form of Stock Option Award Agreement and Terms and Conditions [Incorporated by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.34	Zumiez Inc. 2023 Employee Stock Purchase Plan [Incorporated by reference to Exhibit 10.34 to the Company's Current Report on Form 8-K filed by the Company on June 2, 2023]

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at April 29, 2023 (unaudited) and January 28, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended April 29, 2023 and April 30, 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 29, 2023 and April 30, 2022; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 29, 2023 and April 30, 2022; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2023 and April 30, 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 5, 2023	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)