Form 10-Q
period 2023-07-29
Zumiez Inc
filed 2023-09-07
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2023

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

At August 31, 2023, there were 19,808,346 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2023	January 28, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57,854	$81,503
Marketable securities	82,128	91,986
Receivables	23,910	20,613
Inventories	156,654	134,824
Prepaid expenses and other current assets	14,523	11,252
Total current assets	335,069	340,178
Fixed assets, net	94,193	93,746
Operating lease right-of-use assets	221,538	222,240
Goodwill	56,889	56,566
Intangible assets, net	14,409	14,443
Deferred tax assets, net	12,161	8,205
Other long-term assets	11,575	12,525
Total long-term assets	410,765	407,725
Total assets	$745,834	$747,903

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$69,773	$40,379
Accrued payroll and payroll taxes	14,608	16,321
Operating lease liabilities	66,087	65,460
Other liabilities	19,312	23,649
Total current liabilities	169,780	145,809
Long-term operating lease liabilities	184,439	188,835
Other long-term liabilities	6,191	5,931
Total long-term liabilities	190,630	194,766
Total liabilities	360,410	340,575
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,809 shares issued and outstanding at July 29, 2023 and 19,489 shares issued and outstanding at January 28, 2023	192,169	188,418
Accumulated other comprehensive loss	(18,557)	(19,793)
Retained earnings	211,812	238,703
Total shareholders’ equity	385,424	407,328
Total liabilities and shareholders’ equity	$745,834	$747,903

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$194,438	$219,993	$377,325	$440,679
Cost of goods sold	132,760	144,929	266,290	293,242
Gross profit	61,678	75,064	111,035	147,437
Selling, general and administrative expenses	72,171	70,109	142,881	141,985
Operating (loss) profit	(10,493)	4,955	(31,846)	5,452
Interest income, net	775	358	1,632	850
Other income (expense), net	423	233	(118)	405
(Loss) earnings before income taxes	(9,295)	5,546	(30,332)	6,707
(Benefit from) provision for income taxes	(786)	2,479	(3,441)	4,037
Net (loss) income	$(8,509)	$3,067	$(26,891)	$2,670
Basic (loss) earnings per share	$(0.44)	$0.16	$(1.40)	$0.14
Diluted (loss) earnings per share	$(0.44)	$0.16	$(1.40)	$0.14
Weighted average shares used in computation of (loss) earnings per share:
Basic	19,311	19,084	19,254	19,308
Diluted	19,311	19,262	19,254	19,592

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income	$(8,509)	$3,067	$(26,891)	$2,670
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	385	(3,774)	771	(10,146)
Net change in unrealized gain (loss) on available-for-sale debt securities	135	386	465	(3,053)
Other comprehensive income (loss), net	520	(3,388)	1,236	(13,199)
Comprehensive loss	$(7,989)	$(321)	$(25,655)	$(10,529)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at April 29, 2023	19,782	$190,599	$(19,077)	$220,321	$391,843
Net loss	—	—	—	(8,509)	(8,509)
Other comprehensive income, net	—	—	520	—	520
Issuance and exercise of stock-based awards	27	—	—	—	—
Stock-based compensation expense	—	1,570	—	—	1,570
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at April 30, 2022	19,459	$182,899	$(23,274)	$217,272	$376,897
Net income	—	—	—	3,067	3,067
Other comprehensive loss, net	—	—	(3,388)	—	(3,388)
Issuance and exercise of stock-based awards	15	(93)	—	—	(93)
Stock-based compensation expense	—	1,813	—	—	1,813
Balance at July 30, 2022	19,474	$184,619	$(26,662)	$220,339	$378,296

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(26,891)	(26,891)
Other comprehensive income, net	—	—	1,236	—	1,236
Issuance and exercise of stock-based awards	320	275	—	—	275
Stock-based compensation expense	—	3,476	—	—	3,476
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net income	—	—	—	2,670	2,670
Other comprehensive loss, net	—	—	(13,199)	—	(13,199)
Issuance and exercise of stock-based awards	173	282	—	—	282
Stock-based compensation expense	—	3,513	—	—	3,513
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at July 30, 2022	19,474	$184,619	$(26,662)	$220,339	$378,296

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net (loss) income	$(26,891)	$2,670
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	10,881	10,598
Noncash lease expense	34,380	33,040
Deferred taxes	(4,060)	3,035
Stock-based compensation expense	3,476	3,513
Impairment of long-lived assets	338	65
Other	84	(115)
Changes in operating assets and liabilities:
Receivables	(1,113)	(5,496)
Inventories	(21,721)	(24,671)
Prepaid expenses and other assets	(3,807)	(3,946)
Trade accounts payable	30,150	17,084
Accrued payroll and payroll taxes	(1,676)	(13,958)
Income taxes payable	(1,044)	(4,128)
Operating lease liabilities	(38,783)	(37,239)
Other liabilities	(4,480)	(4,611)
Net cash used in operating activities	(24,266)	(24,159)
Cash flows from investing activities:
Additions to fixed assets	(11,879)	(10,253)
Purchases of marketable securities and other investments	(1,850)	(1,914)
Sales and maturities of marketable securities and other investments	12,284	67,890
Net cash (used in) provided by investing activities	(1,445)	55,723
Cash flows from financing activities:
Proceeds from revolving credit facilities	25,682	19,844
Payments on revolving credit facilities	(25,682)	(19,844)
Proceeds from issuance and exercise of stock-based awards	460	781
Payments for tax withholdings on equity awards	(185)	(499)
Common stock repurchased	—	(87,860)
Net cash provided by (used in) financing activities	275	(87,578)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	179	(2,367)
Net decrease in cash, cash equivalents, and restricted cash	(25,257)	(58,381)
Cash, cash equivalents, and restricted cash, beginning of period	88,453	124,052
Cash, cash equivalents, and restricted cash, end of period	$63,196	$65,671
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$1,520	$5,027
Accrual for purchases of fixed assets	1,784	2,466

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At July 29, 2023, we operated 761 stores; 609 in the United States (“U.S.”), 81 in Europe, 49 in Canada, and 22 in Australia.

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended July 29, 2023 and July 30, 2022 were 13-week periods. The six months ended July 29, 2023 and July 30, 2022 were 26-week periods.

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

	July 29, 2023	January 28, 2023
Cash and cash equivalents	$57,854	$81,503
Restricted cash included in other long-term assets	5,342	6,950
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$63,196	$88,453

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
United States	$149,991	$178,265	$285,541	$354,694
Canada	9,682	11,637	18,116	21,543
Europe	29,488	24,709	62,999	54,211
Australia	5,277	5,382	10,669	10,231
Net sales	$194,438	$219,993	$377,325	$440,679

Net sales for the three months ended July 29, 2023 included a $0.8 million increase due to the change in foreign exchange rates, which consisted of a $1.3 million increase in Europe partially offset by a $0.3 million decrease in Canada and a $0.2 million decrease in Australia. Net sales for the six months ended July 29, 2023 included a $1.2 million decrease due to the change in foreign exchange rates, which consisted of a $1.0 million decrease in Canada and a $0.7 million decrease in Australia, partially offset by a $0.5 million increase in Europe.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.5 million at July 29, 2023 and $4.9 million at January 28, 2023, respectively. Deferred revenue related to our STASH loyalty program was $1.2 million at July 29, 2023 and January 28, 2023.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	July 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,711	$—	$—	$23,711
Money market funds	28,079	—	—	28,079
Corporate debt securities	6,064	—	—	6,064
Total cash and cash equivalents	57,854	—	—	57,854
Marketable securities:
U.S. treasury and government agency securities	19,204	—	(3,198)	16,006
Corporate debt securities	54,638	—	(2,127)	52,511
State and local government securities	13,975	—	(364)	13,611
Total marketable securities	$87,817	$—	$(5,689)	$82,128

	January 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,587	$—	$—	$30,587
Money market funds	22,121	—	—	22,121
Corporate debt securities	28,802	—	(7)	28,795
Total cash and cash equivalents	81,510	—	(7)	81,503
Marketable securities:
U.S. treasury and government agency securities	20,973	—	(2,891)	18,082
Corporate debt securities	60,832	—	(2,848)	57,984
State and local government securities	16,490	—	(570)	15,920
Total marketable securities	$98,295	$—	$(6,309)	$91,986

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	July 29, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$34	$(1)	$15,972	$(3,197)	$16,006	$(3,198)
Corporate debt securities	1,595	(5)	50,916	(2,122)	52,511	(2,127)
State and local government securities	—	—	13,611	(364)	13,611	(364)
Total marketable securities	$1,629	$(6)	$80,499	$(5,683)	$82,128	$(5,689)

	January 28, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$27,099	$(7)	$—	$—	$27,099	$(7)
Total cash and cash equivalents	27,099	(7)	-	-	27,099	(7)
Marketable securities:
U.S. treasury and government agency securities	3,682	(229)	14,399	(2,662)	18,081	(2,891)
Corporate debt securities	12,044	(604)	45,940	(2,244)	57,984	(2,848)
State and local government securities	2,434	(50)	13,487	(520)	15,921	(570)
Total marketable securities	$18,160	$(883)	$73,826	$(5,426)	$91,986	$(6,309)

4. Leases

At July 29, 2023, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease expense	$19,864	$18,480	$37,630	$36,758
Variable lease expense	728	1,641	3,780	3,775
Total lease expense (1)	$20,592	$20,121	$41,410	$40,533

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(38,783)	$(37,239)
Right-of-use assets obtained in exchange for new operating lease liabilities	32,900	36,700

Weighted-average remaining lease term and discount rate were as follows:

	July 29, 2023	July 30, 2022
Weighted-average remaining lease term	4.9	4.9
Weighted-average discount rate	2.9%	2.5%

At July 29, 2023, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2023	$36,235
Fiscal 2024	70,590
Fiscal 2025	52,382
Fiscal 2026	34,335
Fiscal 2027	26,197
Thereafter	47,008
Total minimum lease payments	266,747
Less: interest	(16,221)
Present value of lease obligations	250,526
Less: current portion	(66,087)
Long-term lease obligations (1)	$184,439

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At July 29, 2023, we have excluded from the table above $2.4 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2024.

5. Commitments and Contingencies

Purchase Commitments—At July 29, 2023, we had outstanding purchase orders to acquire merchandise from vendors of $151.2 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. An answer was filed on March 14, 2023. Zumiez intends to enforce individual arbitrations of the plaintiffs' claims. We continue to investigate the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at July 29, 2023 and January 28, 2023 was $2.2 million and $2.8 million, respectively.

6. Revolving Credit Facilities and Debt

On October 14, 2021, we amended our credit agreement with Wells Fargo Bank, N.A. (previously entered into December 7, 2018), which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024. A second amendment was made on July 27, 2023 which provided revised financial maintenance covenants through the duration of the facility. The secured revolving credit facility is available for working capital and other general corporate purposes. The senior secured credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The amount of borrowings available at any time under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. The credit facility will mature on December 1, 2024. All obligations under the credit facility are joint and several with Zumiez Services and guaranteed by certain of our subsidiaries. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors. Amounts borrowed under the credit facility bear interest at a daily simple SOFR rate plus a margin of 1.35% per annum.

The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. The credit facility contains certain financial maintenance covenants that generally require we/us to have a quick ratio of 1.25:1.0 at the end of each fiscal quarter, and EBITDA not less than $12.0 million as of the fiscal quarters ending July 29, 2023 and October 28, 2023, and not less than $20.0 million as of the fiscal quarter ending February 3, 2024 and each fiscal quarter thereafter. EBITDA is defined as net profit before tax, depreciation and amortization expense, goodwill and other intangible impairment, leased right-of-use asset impairment, and store fixed asset impairment (up to an aggregate of $5.0 million), plus interest expense (net of capitalized interest expense). The credit facility contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances. The credit facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

There were no borrowings outstanding under the credit facility at July 29, 2023 or January 28, 2023. We had open commercial letters of credit outstanding of less than $0.1 million under our secured revolving credit facility at July 29, 2023 and no open commercial letters of credit outstanding at January 28, 2023. We had $3.5 million and $0.6 million in issued, but undrawn, standby letters of credit at July 29, 2023 and January 28, 2023, respectively.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	July 29, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,079	$—	$—
Corporate debt securities	—	6,064	—
Marketable securities:
U.S. treasury and government agency securities	—	16,006	—
Corporate debt securities	—	52,511	—
State and local government securities	—	13,611	—
Other long-term assets:
Money market funds	5,342	—	—
Total	$33,421	$88,192	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,121	$—	$—
Corporate debt securities	—	28,795	—
Marketable securities:
U.S. treasury and government agency securities	—	18,082	—
Corporate debt securities	—	57,984	—
State and local government securities	—	15,920	—
Other long-term assets:
Money market funds	6,950	—	—
Total	$29,071	$120,781	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended July 29, 2023 we recognized no material impairment losses related to fixed assets or operating lease right-of-use assets. During the six months ended July 29, 2023, we recognized $0.3 million in impairment losses related to fixed assets and $0.1 million in impairment losses related to operating lease right-of-use assets. During the three and six months ended July 30, 2022, we recognized less than $0.1 million in impairment losses related to operating lease right-of-use assets and fixed assets.

8. Stockholders’ Equity

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended July 29, 2023:
Balance at April 29, 2023	$(14,715)	$(4,362)	$(19,077)
Other comprehensive income, net (1)	385	135	520
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)
Three months ended July 30, 2022:
Balance at April 30, 2022	$(18,877)	$(4,397)	$(23,274)
Other comprehensive loss, net (1)	(3,774)	386	(3,388)
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale investments	Accumulated other comprehensive loss
Six months ended July 29, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive income, net (2)	771	465	1,236
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)
Six months ended July 30, 2022:
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (2)	(10,146)	(3,053)	(13,199)
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)

(1)
Other comprehensive income before reclassifications was $0.1 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended July 29, 2023. Other comprehensive income before reclassifications was $0.4 million, net of taxes for net unrealized gains on available-for-sale investments for the three months ended July 30, 2022. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended July 29, 2023 and July 30, 2022, respectively.

(2)
Other comprehensive income before reclassifications was $0.5 million, net of taxes for net unrealized losses on available-for-sale investments for the six months ended July 29, 2023. Other comprehensive loss before reclassifications was $3.1 million, net of taxes for net unrealized losses on available-for-sale investments for the six months ended July 30, 2022. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the six months ended July 29, 2023 and July 30, 2022, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cost of goods sold	$382	$391	$774	$735
Selling, general and administrative expenses	1,188	1,422	2,702	2,778
Total stock-based compensation expense	$1,570	$1,813	$3,476	$3,513

At July 29, 2023, there was $11.9 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2023	397	$33.34
Granted	330	$20.08
Vested	(190)	$29.49
Forfeited	(25)	$32.97
Outstanding at July 29, 2023	512	$26.24	$9,684

We had 0.4 million stock options outstanding at July 29, 2023 with a grant date weighted average exercise price of $26.51 and 0.3 million stock options outstanding at January 28, 2023 with a grant date weighted average exercise price of $29.30.

10. (Loss) Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) earnings	$(8,509)	$3,067	$(26,891)	$2,670
Weighted average common shares for basic (loss) earnings per share:	19,311	19,084	19,254	19,308
Dilutive effect of stock options and restricted stock	—	178	—	284
Weighted average common shares for diluted (loss) earnings per share:	19,311	19,262	19,254	19,592
Basic (loss) earnings per share	$(0.44)	$0.16	$(1.40)	$0.14
Diluted (loss) earnings per share	$(0.44)	$0.16	$(1.40)	$0.14

There were 0.4 million and 0.1 million anti-dilutive common shares related to stock-based awards for the three months ended July 29, 2023 and July 30, 2022, respectively. There were 0.5 million and 0.1 million anti-dilutive common shares related to stock-based awards for the six months ended July 29, 2023 and July 30, 2022, respectively.

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

Fiscal 2023 is the 53-week period ending February 3, 2024. Fiscal 2022 was the 52-week period ending January 28, 2023. The first six months of fiscal 2023 was the 26-week period ended July 29, 2023. The first six months of fiscal 2022 was the 26-week period ended July 30, 2022.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2022 and 2023. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2022 and the first six months of fiscal 2023.

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.3	65.9	70.6	66.5
Gross profit	31.7	34.1	29.4	33.5
Selling, general and administrative expenses	37.1	31.8	37.8	32.3
Operating (loss) profit	(5.4)	2.3	(8.4)	1.2
Interest and other income, net	0.6	0.2	0.4	0.3
(Loss) earnings before income taxes	(4.8)	2.5	(8.0)	1.5
(Benefit from) provision for income taxes	(0.4)	1.1	(0.9)	0.9
Net (loss) income	(4.4)%	1.4%	(7.1)%	0.6%

Three Months (13 weeks) Ended July 29, 2023 Compared With Three Months (13 weeks) Ended July 30, 2022

Net Sales

Net sales were $194.4 million for the three months ended July 29, 2023 compared to $220.0 million for the three months ended July 30, 2022, a decrease of $25.6 million or 11.6%. The decrease in sales was driven by our North America and Australia business offset by more favorable results in Europe. During the quarter, the business continued to see softer sales primarily driven by continued inflationary pressures on the consumer, a shift in spending to travel and experiences, and softer demands for full price key styles and trends in the North America business. By region, North America sales decreased $30.2 million or 15.9% and other international sales (which consists of Europe and Australia sales) increased $4.7 million or 15.5% for the three months ended July 29, 2023 compared to the three months ended July 30, 2022. Excluding the impact of changes in foreign exchange rates, North America sales decreased $29.9 million or 15.7% and other international sales increased $3.6 million or 11.8% for the three months ended July 29, 2023 compared to the three months ended July 30, 2022.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by a decrease in hardgoods followed by footwear, women's clothing, accessories, and men's clothing.

Gross Profit

Gross profit was $61.7 million for the three months ended July 29, 2023 compared to $75.1 million for the three months ended July 30, 2022, a decrease of $13.4 million, or 17.8%. As a percent of net sales, gross profit decreased 240 basis points for the three months ended July 29, 2023 to 31.7% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 210 basis point deleverage in store occupancy costs, a 70 basis point decrease in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), and a 20 basis point increase in buying and private label costs. These decreases were partially offset by 30 basis point decreases in inventory shrinkage and web shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $72.2 million for the three months ended July 29, 2023 compared to $70.1 million for the three months ended July 30, 2022, an increase of $2.1 million, or 2.9%. SG&A expenses as a percent of net sales increased 530 basis points for the three months ended July 29, 2023 to 37.1%. The increase was primarily driven by 210 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 160 basis points due to store costs not tied to store wages primarily impacted by deleverage on lower sales, 80 basis points in non-store wages, and 60 basis points in events.

Net Loss

Net loss for the three months ended July 29, 2023 was $8.5 million, or $0.44 loss per diluted share, compared with net income of $3.1 million, or $0.16 earnings per diluted share, for the three months ended July 30, 2022. Our effective income tax rate for the three months ended July 29, 2023 was a 8.5% benefit from income taxes compared to a 44.7% provision for income taxes for the three months ended July 30, 2022. The decrease in effective income tax rate was primarily due to an increase in net losses and the allocation of those losses across the jurisdictions that we operate.

Six Months (26 weeks) Ended July 29, 2023 Compared With Six Months (26 weeks) Ended July 30, 2022

Net Sales

Net sales were $377.3 million for the six months ended July 29, 2023 compared to $440.7 million for the six months ended July 30, 2022, a decrease of $63.4 or 14.4%. The decrease in sales was driven by our North America business offset by more favorable results for Europe and Australia. During the first half of the year the business continued to see softer sales primarily driven by continued inflationary pressures on the consumer, a shift in spending to travel and experiences, and softer demands for full price key styles and trends in the North America business. By region, North America sales decreased $72.6 million or 19.3% and other international sales (which consists of Europe and Australia sales) increased $9.2 or 14.3% for the six months ended July 29, 2023 compared to the six months ended July 30, 2022. Excluding the impact of changes in foreign exchange rates, North America sales decreased $71.6 million or 19.0% and other international sales increased $9.5 million or 14.7% for the six months ended July 29, 2023 compared to the six months ended July 30, 2022.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail, partially offset by a decrease in units per transaction. By category, net sales were primarily driven by a decrease in footwear followed by hardgoods, men's clothing, accessories, and women's clothing.

Gross Profit

Gross profit was $111.0 million for the six months ended July 29, 2023 compared to $147.4 million for the six months ended July 30, 2022, a decrease of $36.4 million, or 24.7%. As a percent of net sales, gross profit decreased 410 basis points for the six months ended July 29, 2023 to 29.4% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 250 basis point deleverage in store occupancy costs, a 70 basis point decrease in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), a 30 basis point increase in buying and private label costs, a 20 basis point increase in web shipping costs, and a 20 basis point deleverage in distribution center costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $142.9 million for the six months ended July 29, 2023 compared to $142.0 million for the six months ended July 30, 2022, an increase of $0.9 million, or 0.6%. SG&A expenses as a percent of net sales increased 550 basis points for the six months ended July 29, 2023 to 37.8%. The increase was primarily driven by 240 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 160 basis points due to store costs not tied to store wages primarily impacted by deleverage on lower sales, 80 basis points due to a decrease in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022, and 80 basis points in non-store wages. These increases were partially offset by a 40 basis point decrease in events.

Net Loss

Net loss for the six months ended July 29, 2023 was $26.9 million, or $1.40 loss per diluted share, compared with net income of $2.7 million, or $0.14 earnings per diluted share, for the six months ended July 30, 2022. Our effective income tax rate for the six months ended July 29, 2023 was a 11.3% benefit from income taxes compared to a 60.2% provision for income taxes for the six months ended July 30, 2022. The decrease in effective income tax rate was primarily due to an increase in net losses and the allocation of those losses across the jurisdictions that we operate.

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

During fiscal 2023, we expect to spend approximately $19 million to $21 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 19 new stores we remain on track to open in fiscal 2023 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we open in fiscal 2023 will not be different from the number of stores we plan to open, or that actual fiscal 2023 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $0.1 million to $24.3 million used in operating activities for the six months ended July 29, 2023 from $24.2 million used in operating activities for the six months ended July 30, 2022. Net cash used in operating activities was $24.3 million for the six months ended July 29, 2023 related to $42.5 million in unfavorable changes in our operating assets and liabilities and a $26.9 million net loss, excluding $45.1 million of noncash charges included within net loss for the period. Net cash used in operating activities was $24.2 million for the six months ended July 29, 2022 related to $77.0 million in unfavorable changes in our operating assets and liabilities and $2.7 million net income, excluding $50.1 million of noncash charges included within net income for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended July 29, 2023 related to $11.9 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $10.4 million in net sales of marketable securities. Net cash provided by investing activities was $55.7 million for the six months ended July 30, 2022, related to $66.0 million in net sales of marketable securities, partially offset by $10.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities for the six months ended July 29, 2023 was $0.3 million, related to $0.5 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash used in financing activities for the six months ended July 30, 2022 was $87.6 million, related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $0.8 million in proceeds from the issuance and exercise of stock-based awards.

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

We had open commercial letters of credit outstanding of less than $0.1 million at July 29, 2023 and no open commercial letters of credit outstanding at January 28, 2023. We had $3.5 million and $0.6 million in issued, but undrawn, standby letters of credit at July 29, 2023 and January 28, 2023, respectively.

At July 29, 2023 , we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2023, and up to $35.0 million after December 1, 2023 and through December 1, 2024. The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. The credit facility contains certain financial maintenance covenants that generally require us to have a quick ratio of 1.25:1.0 at the end of each fiscal quarter, and EBITDA not less than $12.0 million as of the fiscal quarters ending July 29, 2023 and October 28, 2023, and not less than $20,0 million as of the fiscal quarter ending February 3, 2024 and each fiscal quarter thereafter. EBITDA is defined as net profit before tax, depreciation and amortization expense, goodwill and other intangible impairment, leased right-of-use asset impairment, and store fixed asset impairment (up to an aggregate of $5.0 million), plus interest expense (net of capitalized interest expense). These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at July 29, 2023 has not significantly changed since January 28, 2023. Our market risk profile at January 28, 2023 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of July 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended July 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of common stock during the thirteen weeks ended July 29, 2023.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Effective as of July 27, 2023, Zumiez Inc. and Zumiez Services Inc. entered into a Second Amendment to Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement Amendment"). The Credit Agreement Amendment provides for certain revised financial maintenance covenants as discussed in further detail in Item 1, Note 6—Revolving Credit Facilities and Debt. The Credit Agreement Amendment is also filed as an exhibit to this report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.35	Second Amendment to Credit Agreement dated effective as of July 27, 2023 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at July 29, 2023 (unaudited) and January 28, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 29, 2023 and July 30, 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 29, 2023 and July 30, 2022; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 29, 2023 and July 30, 2022; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2023 and July 30, 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 7, 2023	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)