Form 10-Q
period 2023-10-28
Zumiez Inc
filed 2023-12-04
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2023

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

At November 29, 2023, there were 19,834,032 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at October 28, 2023 (unaudited) and January 28, 2023	3

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 28, 2023 and October 29, 2022	4

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 28, 2023 and October 29, 2022	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 28, 2023 and October 29, 2022	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2023 and October 29, 2022	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II.	Other Information

	Item 1.	Legal Proceedings	34

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Mine Safety Disclosures	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

Signature			36

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2023	January 28, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,968	$81,503
Marketable securities	86,857	91,986
Receivables	23,022	20,613
Inventories	175,882	134,824
Prepaid expenses and other current assets	11,315	11,252
Total current assets	346,044	340,178
Fixed assets, net	92,925	93,746
Operating lease right-of-use assets	212,984	222,240
Goodwill	55,145	56,566
Intangible assets, net	13,819	14,443
Deferred tax assets, net	10,788	8,205
Other long-term assets	11,321	12,525
Total long-term assets	396,982	407,725
Total assets	$743,026	$747,903

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$74,337	$40,379
Accrued payroll and payroll taxes	18,756	16,321
Operating lease liabilities	69,084	65,460
Other liabilities	19,602	23,649
Total current liabilities	181,779	145,809
Long-term operating lease liabilities	176,233	188,835
Other long-term liabilities	5,550	5,931
Total long-term liabilities	181,783	194,766
Total liabilities	363,562	340,575
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,836 shares issued and outstanding at October 28, 2023 and 19,489 shares issued and outstanding at January 28, 2023	194,230	188,418
Accumulated other comprehensive loss	(24,347)	(19,793)
Retained earnings	209,581	238,703
Total shareholders’ equity	379,464	407,328
Total liabilities and shareholders’ equity	$743,026	$747,903

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$216,339	$237,591	$593,664	$678,270
Cost of goods sold	143,135	155,608	409,425	448,861
Gross profit	73,204	81,983	184,239	229,409
Selling, general and administrative expenses	73,361	71,544	216,243	213,519
Operating (loss) profit	(157)	10,439	(32,004)	15,890
Interest income, net	948	428	2,581	1,279
Other expense, net	(1,037)	(1,256)	(1,156)	(850)
(Loss) earnings before income taxes	(246)	9,611	(30,579)	16,319
Provision for (Benefit from) income taxes	1,985	2,679	(1,456)	6,717
Net (loss) income	$(2,231)	$6,932	$(29,122)	$9,602
Basic (loss) earnings per share	$(0.12)	$0.36	$(1.51)	$0.50
Diluted (loss) earnings per share	$(0.12)	$0.36	$(1.51)	$0.49
Weighted average shares used in computation of (loss) earnings per share:
Basic	19,327	19,101	19,278	19,239
Diluted	19,327	19,248	19,278	19,490

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income	$(2,231)	$6,932	$(29,122)	$9,602
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	(6,116)	(4,476)	(5,345)	(14,622)
Net change in unrealized loss on available-for-sale debt securities	326	(2,147)	791	(5,200)
Other comprehensive loss, net	(5,790)	(6,623)	(4,554)	(19,822)
Comprehensive income (loss)	$(8,021)	$309	$(33,676)	$(10,220)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424
Net loss	—	—	—	(2,231)	(2,231)
Other comprehensive loss, net	—	—	(5,790)	—	(5,790)
Issuance and exercise of stock-based awards	27	429	—	—	429
Stock-based compensation expense	—	1,632	—	—	1,632
Balance at October 28, 2023	19,836	$194,230	$(24,347)	$209,581	$379,464

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 30, 2022	19,474	$184,619	$(26,662)	$220,339	$378,296
Net income	—	—	—	6,932	6,932
Other comprehensive loss, net	—	—	(6,623)	—	(6,623)
Issuance and exercise of stock-based awards	16	329	—	—	329
Stock-based compensation expense	—	1,736	—	—	1,736
Balance at October 29, 2022	19,490	$186,684	$(33,285)	$227,271	$380,670

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(29,122)	(29,122)
Other comprehensive loss, net	—	—	(4,554)	—	(4,554)
Issuance and exercise of stock-based awards	347	704	—	—	704
Stock-based compensation expense	—	5,108	—	—	5,108
Balance at October 28, 2023	19,836	$194,230	$(24,347)	$209,581	$379,464

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net income	—	—	—	9,602	9,602
Other comprehensive loss, net	—	—	(19,822)	—	(19,822)
Issuance and exercise of stock-based awards	189	611	—	—	611
Stock-based compensation expense	—	5,249	—	—	5,249
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at October 29, 2022	19,490	$186,684	$(33,285)	$227,271	$380,670

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net (loss) income	$(29,122)	$9,602
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	16,209	15,802
Noncash lease expense	51,607	50,074
Deferred taxes	(3,014)	3,441
Stock-based compensation expense	5,108	5,249
Impairment of long-lived assets	925	372
Other	943	1,331
Changes in operating assets and liabilities:
Receivables	(1,767)	(2,317)
Inventories	(43,186)	(52,020)
Prepaid expenses and other assets	(273)	(5,365)
Trade accounts payable	34,270	14,570
Accrued payroll and payroll taxes	2,684	(10,191)
Income taxes payable	252	(1,790)
Operating lease liabilities	(52,656)	(56,796)
Other liabilities	(4,902)	(8,374)
Net cash used in operating activities	(22,922)	(36,412)
Cash flows from investing activities:
Additions to fixed assets	(16,210)	(17,720)
Purchases of marketable securities and other investments	(28,679)	(1,914)
Sales and maturities of marketable securities and other investments	34,506	80,051
Net cash (used in) provided by investing activities	(10,383)	60,417
Cash flows from financing activities:
Proceeds from revolving credit facilities	25,682	19,844
Payments on revolving credit facilities	(25,682)	(19,844)
Proceeds from issuance and exercise of stock-based awards	890	1,110
Payments for tax withholdings on equity awards	(185)	(499)
Common stock repurchased	—	(87,860)
Net cash provided by (used in) financing activities	705	(87,249)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,643)	(4,978)
Net decrease in cash, cash equivalents, and restricted cash	(34,243)	(68,222)
Cash, cash equivalents, and restricted cash, beginning of period	88,453	124,052
Cash, cash equivalents, and restricted cash, end of period	$54,210	$55,830
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$1,686	$5,166
Accrual for purchases of fixed assets	2,780	1,802

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At October 28, 2023, we operated 766 stores; 610 in the United States (“U.S.”), 83 in Europe, 49 in Canada, and 24 in Australia.

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended October 28, 2023 and October 29, 2022 were 13-week periods. The nine months ended October 28, 2023 and October 29, 2022 were 39-week periods.

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

	October 28, 2023	January 28, 2023
Cash and cash equivalents	$48,968	$81,503
Restricted cash included in other long-term assets	5,242	6,950
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$54,210	$88,453

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
United States	$169,530	$192,743	$455,071	$547,437
Canada	12,056	13,578	30,172	35,121
Europe	29,536	26,006	92,535	80,217
Australia	5,217	5,264	15,886	15,495
Net sales	$216,339	$237,591	$593,664	$678,270

Net sales for the three months ended October 28, 2023 included a $1.6 million increase due to the change in foreign exchange rates, which consisted of a $2.1 million increase in Europe partially offset by a $0.3 million decrease in Canada and a $0.2 million decrease in Australia. Net sales for the nine months ended October 28, 2023 included a $0.4 million increase due to the change in foreign exchange rates, which consisted of a $2.5 million increase in Europe, partially offset by a $1.2 million decrease in Canada and a $0.9 million decrease in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.1 million at October 28, 2023 and $4.9 million at January 28, 2023, respectively. Deferred revenue related to our STASH loyalty program was $1.0 million at October 28, 2023 and $1.2 million at January 28, 2023.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	October 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,997	$—	$—	$23,997
Money market funds	10,241	—	—	10,241
Corporate debt securities	14,732	—	(2)	14,730
Total cash and cash equivalents	48,970	—	(2)	48,968
Marketable securities:
U.S. treasury and government agency securities	18,317	—	(3,416)	14,901
Corporate debt securities	61,504	—	(1,628)	59,876
State and local government securities	12,293	—	(213)	12,080
Total marketable securities	$92,114	$—	$(5,257)	$86,857

	January 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,587	$—	$—	$30,587
Money market funds	22,121	—	—	22,121
Corporate debt securities	28,802	—	(7)	28,795
Total cash and cash equivalents	81,510	—	(7)	81,503
Marketable securities:
U.S. treasury and government agency securities	20,973	—	(2,891)	18,082
Corporate debt securities	60,832	—	(2,848)	57,984
State and local government securities	16,490	—	(570)	15,920
Total marketable securities	$98,295	$—	$(6,309)	$91,986

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	October 28, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$7,544	$(2)	$—	$—	$7,544	$(2)
Total cash and cash equivalents	7,544	(2)	—	—	7,544	(2)
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$14,901	$(3,416)	$14,901	$(3,416)
Corporate debt securities	1,596	(4)	43,302	(1,624)	44,898	(1,628)
State and local government securities	—	—	12,080	(213)	12,080	(213)
Total marketable securities	$1,596	$(4)	$70,283	$(5,253)	$71,879	$(5,257)

	January 28, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$27,099	$(7)	$—	$—	$27,099	$(7)
Total cash and cash equivalents	27,099	(7)	-	-	27,099	(7)
Marketable securities:
U.S. treasury and government agency securities	3,682	(229)	14,399	(2,662)	18,081	(2,891)
Corporate debt securities	12,044	(604)	45,940	(2,244)	57,984	(2,848)
State and local government securities	2,434	(50)	13,487	(520)	15,921	(570)
Total marketable securities	$18,160	$(883)	$73,826	$(5,426)	$91,986	$(6,309)

4. Leases

At October 28, 2023, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to twelve years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease expense	$19,404	$18,591	$57,034	$55,349
Variable lease expense	1,341	1,905	5,121	5,680
Total lease expense (1)	$20,745	$20,496	$62,155	$61,029

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(52,656)	$(56,796)
Right-of-use assets obtained in exchange for new operating lease liabilities	45,823	49,331

Weighted-average remaining lease term and discount rate were as follows:

	October 28, 2023	October 29, 2022
Weighted-average remaining lease term	4.9	5.0
Weighted-average discount rate	3.2%	2.5%

At October 28, 2023, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2023	$21,732
Fiscal 2024	71,970
Fiscal 2025	54,058
Fiscal 2026	35,520
Fiscal 2027	27,509
Thereafter	53,202
Total minimum lease payments	263,991
Less: interest	(18,674)
Present value of lease obligations	245,317
Less: current portion	(69,084)
Long-term lease obligations (1)	$176,233

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At October 28, 2023, we have excluded from the table above $3.3 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2024.

5. Commitments and Contingencies

Purchase Commitments—At October 28, 2023, we had outstanding purchase orders to acquire merchandise from vendors of $132.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. An answer was filed on March 14, 2023. Zumiez has moved to compel individual arbitration of Plaintiffs’ PAGA claims. A hearing is scheduled for November 29, 2023. We continue to investigate the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at October 28, 2023 and January 28, 2023 was $2.1 million and $2.8 million, respectively.

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

On November 30, 2023, a third amendment was made to our credit agreement. See Note 11 Subsequent Event for the details of the amendment.

There were no borrowings outstanding under the credit facility at October 28, 2023 or January 28, 2023. We had no open commercial letters of credit outstanding under our secured revolving credit facility at October 28, 2023 or January 28, 2023. We had $3.5 million and $0.6 million in issued, but undrawn, standby letters of credit at October 28, 2023 and January 28, 2023, respectively.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	October 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,241	$—	$—
Corporate debt securities	—	14,730	—
Marketable securities:
U.S. treasury and government agency securities	—	14,901	—
Corporate debt securities	—	59,876	—
State and local government securities	—	12,080	—
Other long-term assets:
Money market funds	5,242	—	—
Total	$15,483	$101,587	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,121	$—	$—
Corporate debt securities	—	28,795	—
Marketable securities:
U.S. treasury and government agency securities	—	18,082	—
Corporate debt securities	—	57,984	—
State and local government securities	—	15,920	—
Other long-term assets:
Money market funds	6,950	—	—
Total	$29,071	$120,781	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended October 28, 2023 we recognized $0.4 million in impairment losses related to fixed assets and $0.1 million in impairment losses related to operating lease right-of-use assets. During the nine months ended October 28, 2023, we recognized $0.7 million in impairment losses related to fixed assets and $0.2 million in impairment losses related to operating lease right-of-use assets. During the three months ended October 29, 2022, we recognized $0.1 million in impairment losses related to operating lease right-of-use assets and $0.2 million in impairment losses related to fixed assets. During the nine months ended October 29, 2022, we recognized $0.2 million in impairment losses related to operating lease right-of-use assets and $0.2 million in impairment losses related to fixed assets.

8. Stockholders’ Equity

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended October 28, 2023:
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)
Other comprehensive income (loss), net (1)	(6,116)	326	(5,790)
Balance at October 28, 2023	$(20,446)	$(3,901)	$(24,347)
Three months ended October 29, 2022:
Balance at July 30, 2022	$(22,651)	$(4,011)	$(26,662)
Other comprehensive loss, net (1)	(4,476)	(2,147)	(6,623)
Balance at October 29, 2022	$(27,127)	$(6,158)	$(33,285)

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale investments	Accumulated other comprehensive loss
Nine months ended October 28, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive income (loss), net (2)	(5,345)	791	(4,554)
Balance at October 28, 2023	$(20,446)	$(3,901)	$(24,347)
Nine months ended October 29, 2022:
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (2)	(14,622)	(5,200)	(19,822)
Balance at October 29, 2022	$(27,127)	$(6,158)	$(33,285)

(1)
Other comprehensive income before reclassifications was $0.2 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended October 28, 2023. Other comprehensive loss before reclassifications was $2.2 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended October 29, 2022. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended October 28, 2023. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss was $0.1 million for the three months ended October 29, 2022.

(2)
Other comprehensive income before reclassifications was $0.8 million, net of taxes for net unrealized losses on available-for-sale investments for the nine months ended October 28, 2023. Other comprehensive loss before reclassifications was $5.3 million, net of taxes for net unrealized losses on available-for-sale investments for the nine months ended October 29, 2022. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the nine months ended October 28, 2023. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss was $0.1 million for the nine months ended October 29, 2022.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of goods sold	$390	$364	$1,164	$1,099
Selling, general and administrative expenses	1,242	1,372	3,944	4,150
Total stock-based compensation expense	$1,632	$1,736	$5,108	$5,249

At October 28, 2023, there was $10.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2023	397	$33.34
Granted	333	$20.06
Vested	(191)	$29.45
Forfeited	(30)	$31.78
Outstanding at October 28, 2023	509	$26.19	$8,728

We had 0.4 million stock options outstanding at October 28, 2023 with a grant date weighted average exercise price of $26.51 and 0.3 million stock options outstanding at January 28, 2023 with a grant date weighted average exercise price of $29.30.

10. (Loss) Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) earnings	$(2,231)	$6,932	$(29,122)	$9,602
Weighted average common shares for basic (loss) earnings per share:	19,327	19,101	19,278	19,239
Dilutive effect of stock options and restricted stock	—	147	—	251
Weighted average common shares for diluted (loss) earnings per share:	19,327	19,248	19,278	19,490
Basic (loss) earnings per share	$(0.12)	$0.36	$(1.51)	$0.50
Diluted (loss) earnings per share	$(0.12)	$0.36	$(1.51)	$0.49

There were 0.4 million and 0.1 million anti-dilutive common shares related to stock-based awards for the three months ended October 28, 2023 and October 29, 2022, respectively. There were 0.5 million and 0.1 million anti-dilutive common shares related to stock-based awards for the nine months ended October 28, 2023 and October 29, 2022, respectively.

11. Subsequent Event

On November 30, 2023, we entered into a third amendment to our credit facility with Wells Fargo Bank, N.A. The amendment, among other things, (a) amended the credit limit to $25 million through December 1, 2024; (b) amended the EBITDA covenant to not less than $9 million for the quarter ending October 28, 2023, not less than $2.5 million for the quarter ending February 3, 2024, not less than $9 million in the quarter ending May 4, 2024, not less than $12 million for the quarter ending August 3, 2024, and not less than $20 million for the quarter ending November 2, 2024; (c) amended the borrowing rate to SOFR plus 1.75% per annum; (d) introduced an unused commitment fee of 0.50% per annum; and (e) disallows distribution of dividends or execution of stock buybacks through December 1, 2024 without bank approval.

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

Fiscal 2023 is the 53-week period ending February 3, 2024. Fiscal 2022 was the 52-week period ending January 28, 2023. The first nine months of fiscal 2023 was the 39-week period ended October 28, 2023. The first nine months of fiscal 2022 was the 39-week period ended October 29, 2022.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	65.5	69.0	66.2
Gross profit	33.8	34.5	31.0	33.8
Selling, general and administrative expenses	33.9	30.1	36.3	31.5
Operating (loss) profit	(0.1)	4.4	(5.3)	2.3
Interest and other income, net	—	(0.4)	0.2	0.1
(Loss) earnings before income taxes	(0.1)	4.0	(5.1)	2.4
(Benefit from) provision for income taxes	0.9	1.1	(0.2)	1.0
Net (loss) income	(1.0)%	2.9%	(4.9)%	1.4%

Three Months (13 weeks) Ended October 28, 2023 Compared With Three Months (13 weeks) Ended October 29, 2022

Net Sales

Net sales were $216.3 million for the three months ended October 28, 2023 compared to $237.6 million for the three months ended October 29, 2022, a decrease of $21.3 million or 8.9%. The decrease in sales was driven by our North America and Australia business offset by more favorable results in Europe. During the quarter, the business continued to see softer sales primarily driven by continued inflationary pressures on the consumer, a shift in spending to travel and experiences, and softer demands for full price key styles and trends in the North America business. By region, North America sales decreased $24.7 million or 12.0% and other international sales (which consists of Europe and Australia sales) increased $3.5 million or 11.1% for the three months ended October 28, 2023 compared to the three months ended October 29, 2022. Excluding the impact of changes in foreign exchange rates, North America sales decreased $24.5 million or 11.9% and other international sales increased $1.6 million or 5.2% for the three months ended October 28, 2023 compared to the three months ended October 29, 2022.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in average unit retail and units per transaction. By category, net sales were primarily driven by an increase in men's clothing and decrease in footwear followed by women's clothing, accessories, and hardgoods.

Gross Profit

Gross profit was $73.2 million for the three months ended October 28, 2023 compared to $82.0 million for the three months ended October 29, 2022, a decrease of $8.8 million, or 10.7%. As a percent of net sales, gross profit decreased 70 basis points for the three months ended October 28, 2023 to 33.8% as we saw significant deleverage on lower sales across our fixed costs as well as rate decreases in numerous areas. The decrease was primarily driven by a 120 basis point deleverage in store occupancy costs, a 50 basis point decrease in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), a 20 basis point increase in web fulfillment costs and 10 basis point increase in buying and private label costs. These decreases were partially offset by 70 basis point decrease in web shipping costs, 50 basis point decrease in distribution center costs, 20 basis point decrease in inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $73.4 million for the three months ended October 28, 2023 compared to $71.5 million for the three months ended October 29, 2022, an increase of $1.8 million, or 2.5%. SG&A expenses as a percent of net sales increased 380 basis points for the three months ended October 28, 2023 to 33.9%. The increase was primarily driven by 160 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 110 basis points in non-store wages, 80 basis points due to store costs not tied to store wages primarily impacted by deleverage on lower sales, 30 basis points in corporate costs due to deleverage on lower sales.

Net Loss

Net loss for the three months ended October 28, 2023 was $2.2 million, or $0.12 loss per diluted share, compared with net income of $6.9 million, or $0.36 earnings per diluted share, for the three months ended October 29, 2022. Our effective income tax rate for the three months ended October 28, 2023 was a negative 806.8% provision for income taxes compared to a 27.9% provision for income taxes for the three months ended October 29, 2022. The decrease in effective income tax rate was primarily due to net losses and allocation of income and losses across the jurisdictions that we operate.

Nine Months (39 weeks) Ended October 28, 2023 Compared With Nine Months (39 weeks) Ended October 29, 2022

Net Sales

Net sales were $593.7 million for the nine months ended October 28, 2023 compared to $678.3 million for the nine months ended October 29, 2022, a decrease of $84.6 or 12.5%. The decrease in sales was driven by our North America business offset by more favorable results for Europe and Australia. During the first half of the year the business continued to see softer sales primarily driven by continued inflationary pressures on the consumer, a shift in spending to travel and experiences, and softer demands for full price key styles and trends in the North America business. By region, North America sales decreased $97.3 million or 16.7% and other international sales (which consists of Europe and Australia sales) increased $12.7 or 13.3% for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. Excluding the impact of changes in foreign exchange rates, North

America sales decreased $96.1 million or 16.5% and other international sales increased $11.1 million or 11.6% for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to a increase in average unit retail that was offset by a decrease in units per transaction. By category, net sales were primarily driven by an decrease in footwear, followed by hardgoods, women's clothing, accessories, and men's clothing.

Gross Profit

Gross profit was $184.2 million for the nine months ended October 28, 2023 compared to $229.4 million for the nine months ended October 29, 2022, a decrease of $45.2 million, or 19.7%. As a percent of net sales, gross profit decreased 280 basis points for the nine months ended October 28, 2023 to 31.0% as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 200 basis point deleverage in store occupancy costs, a 60 basis point decrease in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), and a 30 basis point increase in buying and private label costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $216.2 million for the nine months ended October 28, 2023 compared to $213.5 million for the nine months ended October 29, 2022, an increase of $2.7 million, or 1.3%. SG&A expenses as a percent of net sales increased 490 basis points for the nine months ended October 28, 2023 to 36.3%. The increase was primarily driven by 200 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 150 basis points due to store costs not tied to store wages primarily impacted by deleverage on lower sales, 60 basis points due to a decrease in government subsidies related to a one-time German government subsidy received in the first quarter of fiscal 2022, and 110 basis points in non-store wages. These increases were partially offset by a 30 basis point decrease in events as our important 100K events due to timing.

Net Loss

Net loss for the nine months ended October 28, 2023 was $29.1 million, or $1.51 loss per diluted share, compared with net income of $9.6 million, or $0.49 earnings per diluted share, for the nine months ended October 29, 2022. Our effective income tax rate was 4.8% and 41.2% provision for income taxes for the nine months ended October 28, 2023 and October 29, 2022, respectively. The decrease in effective income tax rate was primarily due to net losses and the allocation of those losses across the jurisdictions that we operate.

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

During fiscal 2023, we expect to spend approximately $20 million to $21 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 18 new stores we remain on track to open in fiscal 2023 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we open in fiscal 2023 will not be different from the number of stores we plan to open, or that actual fiscal 2023 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $13.5 million due to $22.9 million used in operating activities for the nine months ended October 28, 2023 from $36.4 million used in operating activities for the nine months ended October 29, 2022. Net cash used in operating activities was $22.9 million for the nine months ended October 28, 2023 related to $65.6 million in unfavorable changes in our operating assets and liabilities and a $29.1 million net loss, excluding $71.8 million of noncash charges included within net loss for the period. Net cash used in operating activities was $36.4 million for the nine months ended October 29, 2022 related to $122.3 million in unfavorable changes in our operating assets and liabilities and $9.6 million net income, excluding $76.3 million of noncash charges included within net income for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $10.4 million for the nine months ended October 28, 2023 related to $28.7 million purchases of marketable securities and other investments, and $16.2 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $34.5 million in net sales of marketable securities. Net cash provided by investing activities was $60.4 million for the nine months ended October 29, 2022, related to $80 million in net sales of marketable securities, partially offset by $17.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations, and $1.9 million purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended October 28, 2023 was $0.7 million related to proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the nine months ended October 29, 2022 was $87.2 million, related to $87.8 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock, partially offset by $1.1 million in proceeds from the issuance and exercise of stock-based awards.

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

We maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days. The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all of the personal property (but not the real property) of the borrowers and guarantors.

As noted in the subsequent event note, numbered 11 in the Notes to Condensed Consolidated Financial Statements, an amendment was entered into for the secured credit agreement effective as of November 30, 2023. The amendment, among other things,
(a) amended the credit limit to $25 million through December 1, 2024; (b) amended the EBITDA covenant to not less than $9 million for the quarter ending October 28, 2023, not less than $2.5 million for the quarter ending February 3, 2024, not less than $9 million in the quarter ending May 4, 2024, not less than $12 million for the quarter ending August 3, 2024, and not less than $20 million for the quarter ending November 2, 2024; (c) amended the borrowing rate to SOFR plus 1.75% per annum; (d) introduced an unused commitment fee of 0.50% per annum; and (e) disallows distribution of dividends or execution of stock buybacks through December 1, 2024 without bank approval.

There were no borrowings outstanding under the credit facility at October 28, 2023 or January 28, 2023. We had no open commercial letters of credit outstanding under our secured revolving credit facility at October 28, 2023 or January 28, 2023. We had $3.5 million and $0.6 million in issued, but undrawn, standby letters of credit at October 28, 2023 and January 28, 2023, respectively.

At October 28, 2023 , we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at October 28, 2023 has not significantly changed since January 28, 2023. Our market risk profile at January 28, 2023 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of October 28, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended October 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of common stock during the thirteen weeks ended October 28, 2023.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.36	Third Amendment to Credit Agreement dated effective as of November 30, 2023 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association.
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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at October 28, 2023 (unaudited) and January 28, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 28, 2023 and October 29, 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 28, 2023 and October 29, 2022; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 28, 2023 and October 29, 2022; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2023 and October 29, 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 4, 2023	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)