Form 10-K
period 2024-02-03
Zumiez Inc
filed 2024-03-14
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZUMZ	Nasdaq Global Select

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 29, 2023, was $320,530,872. At March 7, 2024, there were 19,833,198 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 5, 2024, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2023 was the 53 week period ending February 3, 2024. Fiscal 2022 was the 52 week period ending January 28, 2023. Fiscal 2021 was the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021. Fiscal 2019 was the 52 week period ending February 1, 2020. Fiscal 2018 was the 52 week period ending February 2, 2019.

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

We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At February 3, 2024, we operated 756 stores; 597 in the United States (“U.S.”), 47 in Canada, 87 in Europe and 25 in Australia.

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

Enhancing our Brand Awareness through Continued Marketing and Promotion. We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions, and activities that embody the unique lifestyles of our customers. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We also use our STASH loyalty program to increase brand engagement and enhance brand creditability. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our ecommerce presence to further increase our brand awareness. We focus on utilizing an integrated marketing approach by promoting events and activities in our existing and new markets. We also benefit from branded vendors’ marketing.

Opening or Acquiring New Store Locations. We believe our brand has appeal that provides select store expansion opportunities, particularly within our international markets. During the last three fiscal years, we have opened 74 new stores consisting of 19 stores in fiscal 2023, 32 stores in fiscal 2022 and 23 stores in fiscal 2021. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 10 new stores in fiscal 2024, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success. No single third-party brand that we carry accounted for more than 5.9%, 6.3% and 7.9% of our net sales in fiscal 2023, 2022 and 2021, respectively. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2023, 2022 and 2021, our private label merchandise represented 23.0%, 18.4%, and 13.3% of our net sales, respectively.

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

Stores

Store Locations. At February 3, 2024, we operated 756 stores in the following locations:

United States and Puerto Rico - 597 Stores
Alabama	4	Indiana	10	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	6
Arizona	11	Kansas	3	New Jersey	17	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	89	Louisiana	5	New York	30	Texas	48
Colorado	20	Maine	3	Nevada	10	Utah	14
Connecticut	7	Maryland	11	North Carolina	15	Vermont	1
Delaware	3	Massachusetts	10	North Dakota	4	Virginia	15
Florida	38	Michigan	14	Ohio	14	Washington	20
Georgia	17	Minnesota	12	Oklahoma	6	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	12	Wisconsin	13
Idaho	6	Missouri	7	Pennsylvania	22	Wyoming	2
Illinois	16	Montana	5	Puerto Rico	5

Canada - 47 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	20

Europe - 87 Stores
Austria	20	Sweden	2
Germany	31	Italy	4
Switzerland	12	Belgium	1
Netherlands	5
Norway	4
Finland	8

Australia - 25 Stores
Victoria	9
Queensland	8
South Australia	2
New South Wales	6

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed (1)	Total Number of Stores End of Year
2023	19	21	756
2022	32	13	758
2021	23	5	739

(1)
Store closures above do not include short-term closures due to the impact of the novel coronavirus (“COVID-19”) pandemic.

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates. At February 3, 2024, our stores averaged approximately 2,909 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2023, approximately 57% of our net sales occurred in the third and fourth quarters combined. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

On February 3, 2024, we employed approximately 2,600 full-time and approximately 6,300 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees in North America and Australia are represented by labor unions and we believe that our relationship with our employees is positive.

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

We believe Zumiez is a place where people have a voice, will be heard, and have bias-free opportunities. Accordingly, our workplace is built upon the foundation of inclusion and equity where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back and empowering others. In this regard, we strive for our employees within a trade area to be reflective of the communities they serve. Pay equity, meaning pay parity between employees performing similar job duties, without regard for race or gender, is a base line component of this focus on inclusion and equity and something we evaluate as part of our pay practice procedures.

Financial Information about Segments

See Note 18, “Segment Reporting,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K, for information regarding our segments, product categories and certain geographical information.

Available Information

Our principal website address is www.zumiez.com. We make available, free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://ir.zumiez.com. Information available on our website is not incorporated by reference in, and is not deemed a part of, this Form 10-K. The SEC maintains a website that contains electronic filings by Zumiez and other issuers at www.sec.gov. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We could incur charges due to impairment of goodwill, intangible assets and other long-term assets.

We have recorded goodwill, which is the premium paid over the fair market value of the acquired tangible and intangible assets paid in an acquisition, as part of our prior year acquisitions. Goodwill and intangible assets, which consist of tradenames and trademarks, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Any event that impacts our results negatively could lead to impairment of these assets which could have negative impacts on our earnings. Long-term assets, primarily fixed assets and operating lease right-of-use assets, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for goodwill, intangible assets, or long-term assets, which could have an adverse effect on our results of operations.

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

Our North America growth strategy depends on our ability to grow customer engagement in our current markets, which could strain our resources and cause the performance of our existing business to suffer.

Our North America growth largely depends on our ability to optimize our customer engagement. We intend to continue to open new stores in future years, while remodeling a portion of our existing store base such that we have the optimum number of stores in any given trade area. The growth strategy may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered. In addition, it will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. In addition, successful execution of our growth strategy may require that we obtain additional financing, and we may not be able to obtain that financing on acceptable terms or at all.

Our plans for international expansion include risks that could have a negative impact on our results of operations.

We plan to continue to open new stores in the European and Australian markets. We may continue to expand internationally into other markets, either organically or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing North America market. The expansion strategy may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered. In addition, it will place increased demands on our operational, managerial and administrative resources. As a result, operations in international markets may be less successful than our operations in the North America. Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices in new international markets and cannot guarantee that we will be able to penetrate or successfully operate in these new international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations. Accordingly, for the reasons noted above, our plans for international expansion include risks that could have a negative impact on our results of operations.

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

Our quarterly results of operations are affected by a variety of other factors, including calendar shifts of holiday or seasonal periods, timing of promotional events, general economic conditions, and numerous other items set forth on these risk factors.

Pandemics and other health crises, including COVID-19, could affect our business, financial condition and results of operations in many respects.

The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic, such as COVID-19, could affect certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties include, but are not limited to:

•
the severity and duration of pandemics;
•
evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•
changes in labor markets affecting us and our suppliers;
•
unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•
the pace of post-pandemic recovery;
•
the long-term impact of the pandemic on our business, including consumer behaviors; and
•
disruption and volatility within the financial and credit markets.

If our information systems fail to function effectively, or do not scale to keep pace with our planned growth, our operations could be disrupted and our financial results could be harmed.

If our information systems, including hardware and software, do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage our business and properly forecast operating results and cash requirements. Additionally, we rely on third-party service providers for certain information systems functions. If a service provider fails to provide the data quality, communications, capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations. To manage the anticipated growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, procedures, and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

If we fail to meet the requirements to adequately maintain the privacy and security of personal data and business information, we may be subjected to adverse publicity, litigation, and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. If we fail to maintain or adequately maintain security systems, devices, and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary and personally identifiable information, we may be subject to additional risk of adverse publicity, litigation or significant expense. Nevertheless, if unauthorized parties gain access to our networks, systems, or databases, they may be able to steal, publish, delete or modify confidential information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees and engage third parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions, and financial exposure, which could adversely affect our retail operations.

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

Although none of our North America and Australia employees are currently covered by collective bargaining agreements, we cannot guarantee that they will not elect to be represented by labor unions in the future, which could increase our labor costs and could subject us to the risk of work stoppages and strikes. Any such failure to meet our staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

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

Additionally, our products are subject to regulation of, and regulatory standards set by various governmental authorities with respect to quality and safety. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.

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

We maintain a secured credit agreement with Wells Fargo Bank, N.A., which provides us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. The credit facility contains certain financial maintenance covenants that generally require us to have EBITDA on a trailing four quarter basis of not less than $9 million for the quarter ending October 28, 2023, not less than $2.5 million for the quarter ending February 3, 2024, not less than $9 million for the quarter ending May 4, 2024, not less than $12 million for the quarter ending August 3, 2024, and not less than $20 million for the quarter ending November 2, 2024 and a quick ratio of 1.25:1.0 at the end of each fiscal quarter. These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Our business is subject to a wide array of laws and regulations including those related to employment, trade, consumer protection, transportation, occupancy laws, health care, wage laws, employee health and safety, taxes, privacy, health information privacy, identify theft, customs, truth-in-advertising, securities laws, unsolicited commercial communication and environmental issues. Our policies, procedures and internal controls are designed to comply with foreign and domestic laws and regulations, such as those required by the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. Although we have policies and procedures aimed at ensuring legal and regulatory compliance, our employees or vendors could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, results of operations, financial condition and cash flows. Furthermore, changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation, particularly in the North America and International businesses, could adversely affect our results of operations or financial condition.

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

We may fail to meet analyst and investor expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts and investors follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts' and investors' estimates of our future performance. The analysts' and investors' estimates are based upon their own independent opinions and can be different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

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

Increased scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance practices. Our employees, customers, various types of investors, and other stakeholders are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts. If our ESG practices do not meet stakeholder expectations, which continue to evolve, we may incur additional costs and our brand may be harmed.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Overview

At its core, our cybersecurity program is the collection of people, processes and technologies that are designed to protect our networks, computers and data from attack, damage, or unauthorized access. The cybersecurity program is also part of a broader cybersecurity framework, which involves how we assess and manage cybersecurity threat risks and how this integrates into our overall risk management framework. While the foregoing summary is specific to our North America business operations we believe that the cybersecurity programs of our International business operations are consistent with the approach and framework outlined below and are appropriate for the scope and scale of their operations.

The Security and Compliance Team, within our IT department, takes the lead role in helping to ensure that we maintain comprehensive technologies and programs to ensure our systems are effective and prepared for cybersecurity risks. The Security and Compliance Team is led by the Security and Compliance Program Manager and consists of a Lead Security Engineer and a Security Analyst. The Security and Compliance Team works very closely with our team across the IT department and with several different third parties who provide expertise in different areas such as threat hunting and penetration testing.

Objectives and Key Principles and Priorities

The objective of the Security and Compliance Team is to build practices within the company to define, implement, enforce, and measure our security, compliance and disaster recovery readiness. In doing so, it utilizes some of the following key guiding principles and priorities:

•
Alignment. Working within the organization to clearly define the need for secure computing practices, gaining buy-in on this need and the development of a mindset across the organization around secure computing.
•
Measurement and Visibility. Developing measurement and reporting methods which inform our stakeholders both in the business as well as external audit and other outside entities as to compliance with various security frameworks and regulatory obligations.
•
Protection. Using a commonly accepted industry framework to build and ensure the enforcement of policies and procedures which secure the data and systems of all our stakeholders.
•
Response. Ensuring that that if a security incident occurs there is a clear and well understood response plan which is followed by all response participants.
•
Resources and Tools. Identifying the resources needed to run the cybersecurity program commensurate with the size and complexity of our company, including identifying and implementing appropriate tools and systems to help strengthen our security posture.

On a day-to-day basis and from a project perspective, the Security and Compliance Team undertakes the following activities:

•
Builds and reviews reports on newly identified security threats.
•
Monitors various internal security toolsets including EDR (Endpoint Detection and Response), email security and logging from company firewalls and other security related systems and takes action to prevent or resolve incidents identified by monitoring.
•
Ensures that appropriate vendor patches/configurations are applied to the various internal systems that operate to maintain a secure environment.
•
Works with various teams with the IT department to ensure that company servers and data are properly backed up and that compliance requirements and security best practices are following during new system implementations.

•
Deploys and tunes various security and monitoring platforms.
•
Manages the North America Annual PCI (Payment Card Industry) review and consults with Zumiez international entities regarding PCI.
•
Provides evidence gathering for, and conducts walk throughs with, internal and external audit teams for internal control over financial reporting related to Section 404 of the Sarbanes-Oxley Act of 2002 (SOX Controls).
•
Maintains a system of security policies and procedures within the IT department related to cybersecurity and compliance requirements, primarily related to PCI compliance and SOX Controls.

Framework for Cybersecurity Controls

We have implemented risk-based controls to protect our networks, computers and data. To this end, we utilize the Center for Internet Security (CIS) version 8.0 framework, which is comprised of eighteen critical security controls. The CIS framework is based on the COSO (Committee of Sponsoring Organizations on the Treadway Commission) and NIST (National Institute of Standards and Technology) frameworks and provides a highly actionable way to implement those frameworks and maps directly to other compliance requirements relevant to us, including PCI compliance and SOX controls (briefly discussed above).

Use of Third Parties

We work with a third party that provides us with threat hunting services via an Endpoint Detection and Response (EDR) platform. This team proactively searches for newly uncovered threats based on up-to-the-minute intelligence on the cybersecurity threat landscape and their knowledge of the Zumiez environment. Upon discovery of a potential threat, the threat hunting team provides initial remediation guidance.

We also conduct periodic penetration testing of our systems. This testing is performed by a qualified third-party testing company and is in alignment with our CIS controls. Penetration testing is meant to provide us with information on the security of a particular system or application. These findings then can be used by us to inform remediation work on a go-forward basis.

Cybersecurity Insurance.

We maintain what we believe are appropriate levels of cybersecurity insurance that covers settlements, judgments and defense costs arising out of a failure of network security, a privacy breach, media liability, business income loss resulting from a cyber event and for cyber extortion coverage. This cybersecurity insurance coverage also provides for the following breach response services in connection with incidents involving the theft, loss or unauthorized disclosure of third-party information and computer system security breaches:

•
Computer expert services (such as a cybersecurity firm to determine the existence and cause of an actual or suspected electronic data breach or a PCI forensic investigator in connection with investigations dealing with credit card data);
•
Legal services;
•
Notification services to provide notification to impacted individuals;
•
Call center services;
•
Breach resolution and mitigation services, including credit monitoring and identity theft monitoring; and
•
Public Relations and crisis management expenses.

Cybersecurity Incident Response Plan

We have a Cybersecurity Incident Response Plan which is maintained by the Security and Compliance Team. The Incident Response Plan establishes what people and organizations need to be engaged in the event of a significant incident. The Incident Response Plan also provides templates for technical resolution, documentation and communication to internal stakeholders as well as insurers and governmental and other regulatory agencies.

Risk Mitigation

We also manage cybersecurity risk by limiting our threat landscape. For example, as an omni-channel retailer, we accept credit and debit cards via all sales channels and protecting cardholder data is a critical component of our security practices. Accordingly, PCI compliance (discussed briefly above) is very important and we engage an external qualified assessor to audit our compliance and to provide us with a report on compliance that is also shared with various payment providers. To help reduce our exposure to unauthorized access of cardholder data, we have utilized a strategy of minimizing or eliminating the storage of, and unencrypted transmission of, cardholder information across our various systems.

Moreover, our businesses do not involve or represent national infrastructure, the likes of which are common targets of cyber attackers (e.g., energy, oil & gas, transportation, communications, banking and financial systems, etc.). We recognize that cyber threats are a permanent part of the risk landscape and that new threats are constantly evolving. For these and other reasons, cybersecurity is a top risk management priority at Zumiez.

Like many companies, we face a number of cybersecurity risks in the day-to-day operation of our business. Although to date these risks have not materialized into any instances or series of instances that have had a material adverse effect on our business or otherwise caused material harm to the company, we have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks. For more information about the cybersecurity risks we face, see the risk factor entitled "If we fail to meet the requirements to adequately maintain the privacy and security of personal data and business information, we may be subject to adverse publicity, litigation and significant expenses” in Item 1A Risk Factors.

Governance

As discussed above, the Security and Compliance team takes a lead role in helping to ensure that we maintain comprehensive technologies and programs to ensure our systems are effective and prepared for cybersecurity risks. This team is supported by our Zumiez North America Cybersecurity Team, which consists of the Security and Compliance Program Manager, the Director of Infrastructure IT, the Vice President of IT, the Chief Financial Officer and the Chief Legal Officer. Additional support and guidance are provided by the Zumiez North America IT Steering Committee, which consists of the Chief Financial Officer, Chief Legal Officer, the Executive Vice President of North American Consumer Teams, the Vice President of IT, the Director of Infrastructure IT and the Senior Program Manager of Digital Commerce. Together, the Zumiez North America Cybersecurity Team and the Zumiez North America IT Steering Committee provide guidance and oversight to the Security and Compliance Team in alignment with the company’s overall risk management and oversight framework.

Members of management, including our Chief Legal Officer, regularly report on the company’s cybersecurity matters to our board’s Audit Committee. The Audit Committee has been assigned the responsibility for reviewing and discussing with management the company’s major operational, legal and regulatory risks, including data security and privacy and the company’s policies to identify and manage cybersecurity risks.

In order to inform the Audit Committee of the planning and execution of our cybersecurity program, several different reports are provided from management.

Annual Cybersecurity Plan. This plan is provided for the first quarter Audit Committee meeting and outlines the cybersecurity related strategic initiatives for the fiscal year. It outlines any new investments and projects and their alignment with the cybersecurity framework, as well as the expected timelines for the implementation of these activities.

Quarterly Cybersecurity Memos. At the 2nd, 3rd and 4thquarter Audit Committee meetings, an update memo is provided to the Audit Committee that details the progress against the Annual Cybersecurity Plan, any updates on PCI compliance and SOX compliance activities and any emerging threats. The memo also contains a summary of significant cybersecurity threats over the past quarter both within our ecosystem and outside our ecosystem and any impact (if any) they may have had upon the company.

Internal Audit Reports. Our internal audit function’s reviews of our information security programs and controls are included in quarterly reports to the Audit Committee.

The cybersecurity program and related risks are also discussed with the full Board of Directors as part of the review and discussions around the topic of risk management and the risk oversight framework that generally take place at the 3rd quarter Board of Directors meeting.

Any potentially significant information security issues that arise during the year are discussed with management and captured in our disclosure controls and procedures and are discussed with our Audit Committee chair between board meetings as appropriate.

Item 2. PROPERTIES

All of our stores are occupied under operating leases and encompassed approximately 2.2 million total square feet at February 3, 2024.

We own approximately 356,000 square feet of land in Lynnwood, Washington on which we own a 63,071 square foot home office. Additionally, we lease 14,208 square feet of office space in Schladming, Austria for our European home office.

We own a 168,450 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada. We lease 114,571 square feet to serve as a distribution and ecommerce fulfillment center and office space in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. We lease a 21,754 square feet building that serves as a distribution and ecommerce fulfillment center and office space in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 3, 2024, there were 19,833,198 shares of common stock outstanding.

Holders of the Company’s Capital Stock

We had approximately 12 shareholders of record as of March 7, 2024. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories such as the Depository Trust Company.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend at this time. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no issuer purchases of our common stock during the thirteen weeks ended February 3, 2024.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index, the Nasdaq Retail Trade Index, the S&P Midcap 400, and the S&P 400 apparel retail during the period commencing on February 2, 2019 and ending on February 3, 2024. The comparison assumes $100 was invested on February 2, 2019 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

For the year ended February 3, 2024, the Company elected to change the relative benchmark groups from NASDAQ Composite Index and NASDAQ Retail Trade Index, to S&P Midcap 400 and S&P 400 apparel retail. Our vendor has discontinued their in-house calculation for NASDAQ as they fell out of the requirements of using indexes that are publicly accessible to shareholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zumiez Inc., the S&P MidCap 400 Index
and the S&P 400 Apparel Retail Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/2/19
2/1/20
1/30/21
1/29/22
1/28/23
2/3/24
Zumiez Inc.
S&P MidCap 400
S&P 400 Apparel Retail

*$100 invested on 2/2/19 in stock or 1/31/19 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23	2/3/24

Zumiez	100.00	123.99	171.36	172.04	102.43	68.30
S&P MidCap 400	100.00	111.27	131.81	150.33	153.84	161.19
S&P 400 Apparel Retail	100.00	72.90	92.58	103.17	86.20	85.34

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the change in the consolidated financial statements for years ended and February 3, 2024 and January 28, 2023 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of years ended January 28, 2023 and January 29, 2022, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Annual Report on Form 10-K for the year ended January 28,2023, filed with the SEC on March 20, 2023 and incorporated herein by reference.

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled” Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report.

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended January 29, 2022, refer to this same section in our 2022 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 20, 2023.

Fiscal 2023—A Review of This Past Year

After achieving record sales in fiscal 2021, we have now experienced two challenging years in a row. Though we ended the year down 8.6% in net sales, the sales trends improved each quarter throughout the year with sales down 17.1% in the first quarter, down 11.6% in the second quarter, down 8.9% in the third quarter, and turned positive in the fourth quarter with growth of 0.6% inclusive of the 53rd week. Overall consolidated sales were down low single digits for the quarter excluding the 53rd week.While inflation declined throughout the first half 2023 and moderated for the last half of the year, the multi-year inflationary impact on consumer discretionary income, particularly with our younger customer base, negatively affected sales. This coupled with higher competition for the discretionary dollar with consumers appearing to favor experiences vs. apparel and negative trends in the business around areas like Skate had a material impact on our results. The improvement in year-over-year sales trends throughout fiscal 2023 reflects positive momentum in emerging brands on the men’s side of the business as the men’s category had positive sales growth both in the back to school weeks of the third quarter and the entire fourth quarter. We are also beginning to see some of the more difficult categories over the past two years become less of a negative impact on total sales growth as we reach lower levels of sales and continue to try new things in these categories.

In fiscal year 2023, product margin declined 70 basis points from the prior year, while fiscal 2022 had declined 80 basis points from fiscal 2021. The decline of 150 basis points in product margin over the past two years was driven largely by the difficult sales environment which necessitated discounting to maintain a healthy inventory position. In a more normalized sales environment, we believe that we can begin to recover and continue to grow product margins through existing initiatives in the business over time. In addition to the decline of 70 basis points in product margin in fiscal 2023, the 8.6% decrease in net sales created deleverage of other significant fixed costs included in gross margin such as occupancy and merchandising expenses, resulting in a decrease of 180 basis points in total Gross Margin from the prior year. Selling General and Administrative costs increased 17.7% in fiscal year 2023 inclusive of a one-time goodwill impairment charge of $41.1 million which represented 14.0% of the total growth for these expenses during the year. Our loss per share in fiscal 2023 of $3.25 includes a one-time goodwill impairment charge worth $2.14 cents per share was down from earnings per share in fiscal 2022 of $1.08.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all our platforms. We remain committed to serving the customer launching nearly 200 new brands in 2023, continuing to focus on our localized fulfillment platform that provides substantial improvements in the speed of delivery to our customers and connecting with our customers in a unique way through our events and digital communications.

The following table shows net sales, operating (loss) profit, operating margin and diluted (loss) earnings per share for fiscal 2023 compared to fiscal 2022:

	Fiscal 2023	Fiscal 2022	% Change
Net sales (in thousands) (1)	$875,486	$958,380	-8.6%
Operating profit (in thousands)	$(64,789)	$31,100	-308.3%
Operating margin	-7.4%	3.2%
Diluted earnings per share	$(3.25)	$1.08	-400.9%

(1)
The decrease in net sales was primarily driven by continued inflationary pressures on the consumer, continued challenges in competition for the discretionary dollar, and tougher trends in certain categories of our business. The decrease in net sales resulted from a decrease in transactions, partially offset by an increase in dollars per transaction. The increase in dollars per transaction was driven by an increase in average unit retail, partially offset by a decrease in units per transaction. For the year, all categories were down in comparable sales to the prior year. The footwear category was our largest declining category followed by women’s, accessories, hardgoods and men’s.

Fiscal 2024—A Look At the Upcoming Year

In fiscal 2024, our focus will continue to be serving the customer with strategic investments focused on enhancing the customer experience while growing sales and market share to create operational efficiencies to drive long-term operating margin expansion. Though the last two years have been challenging, the balance sheet remains strong with $171.6 million in current cash and marketable securities at the end of fiscal 2023. We were able to minimize the decrease in current cash and marketable securities through this difficult sales cycle with diligent expense management and a reduction in inventory of 4.4% from fiscal 2022. We believe we have the balance sheet to manage through potential difficulties, while also investing strategically in important long-term initiatives and returning value to our shareholders.

Following a difficult sales and earnings cycle through fiscal 2022 and fiscal 2023, the macro-economic environment in 2024 is unclear. While inflation is moderating from the peaks in 2022 and early 2023, the impact of multiple years of compounding growth in the cost of consumer goods continues to put pressure on the discretionary income of our customer base. Comparing fiscal 2023 quarterly performance to pre-pandemic fiscal 2019 which had more typical seasonality throughout the year, our sales in fiscal 2023 stabilized, but remained below 2019 levels. As we move through 2024, our focus will be to grow sales by building on the momentum we are seeing in emerging brands within the Men’s category during 2023, and continuing to showcase our growing private label offering while also testing new brands to drive sales growth across all of our categories. We also believe that we can achieve product margin expansion while also diligently controlling spending to drive back to profitability. As we turn our attention to same store sales, we plan to pull back on new unit growth, slowing new store openings to 10 throughout the year with our largest percentage decline in Europe as we focus on the profitability of the region and driving cash flow. From a total store count perspective, we expect to end 2024 with less stores than we had at the end of 2023 as we pair back underperforming stores. With our relentless focus on the customer, we believe we can win in our space as we move through the year despite significant macro challenges to the business.

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

Results of Operations

The following table presents selected items on the consolidated statements of (loss) income as a percent of net sales:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.9%	66.1%	61.4%
Gross profit	32.1%	33.9%	38.6%
Selling, general and administrative expenses	39.5%	30.7%	25.3%
Operating profit	-7.4%	3.2%	13.3%
Interest and other income, net	0.3%	0.2%	0.3%
Earnings before income taxes	-7.1%	3.4%	13.6%
Provision for income taxes	0.1%	1.2%	3.5%
Net income	-7.2%	2.2%	10.1%

Fiscal 2023 Results Compared With Fiscal 2022

Net Sales

Net sales were $875.5 million for fiscal 2023 compared to $958.4 million for fiscal 2022, a decrease of $82.9 million or 8.6%. The decrease in sales was primarily driven by continued inflationary pressures on the consumer, continued challenges in competition for the discretionary dollar, and tougher trends in certain categories of our business.

The decrease in net sales included a decrease in transactions, partially offset by an increase in dollars per transaction. The increase in dollars per transaction was driven by an increase in average unit retail, partially offset by a decrease in units per transaction. For the year, the footwear category was our largest declining category followed by women’s, accessories, hardgoods and men’s.

By region, North America sales decreased $104.7 million or -13.1% and other international sales increased $21.8 million or 14.0% during fiscal 2023 compared to fiscal 2022. Net sales for the year ended February 3, 2024 included a $2.5 million increase due to the change in foreign exchange rates, which consisted of $4.7 million in Europe, which was offset by decrease of $1.2 million in Canada, and decrease of $1.1 million in Australia. Excluding the impact of changes in foreign exchange rates, North America sales decreased $103.5 million or -12.9% and other international sales increased $18.2 million or 11.8% during fiscal 2023 compared to fiscal 2022.

Gross Profit

Gross profit was $280.9 million for fiscal 2023 compared to $324.7 million for fiscal 2022, a decrease of $43.8 million, or 13.5%. As a percentage of net sales, gross profit decreased 180 basis points in fiscal 2023 to 32.1%, as we saw significant deleverage on lower sales across our fixed costs as well as rate increases in numerous areas. The decrease was primarily driven by a 130 basis points deleverage in store occupancy costs and, 70 basis points decrease in product margin. These decreases were partially offset by a 20 basis points of efficiencies in distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $345.7 million for fiscal 2023 compared to $293.6 million for fiscal 2022, an increase of $52.1 million, or 17.7%. SG&A expenses as a percent of net sales increased 880 basis points in fiscal 2023 to 39.5%. The increase was primarily driven by 470 basis points due to impairment of goodwill worth $41.1 million, 180 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by management of hours, 110 basis points due to store costs not tied to wages primarily impacted by deleverage on lower sales, 80 basis points in corporate costs, and 60 basis points in non-store wages. These increases were partially offset by a 20 basis points decrease in training events.

Net (Loss) Income

Net loss for fiscal 2023 was $62.6 million, or $3.25 per diluted share, compared with net income of $21.0 million, or $1.08 per diluted share, for fiscal 2022. Our effective income tax rate for fiscal 2023 was -1.2% compared to 35.2% for fiscal 2022. The change in effective income tax rate for fiscal 2023 compared to fiscal 2022 was primarily related to an increase in foreign losses in certain jurisdictions, including Blue Tomato goodwill impairment, which are subject to a valuation allowance. Due to cumulative and ongoing foreign losses in such jurisdictions, the realization of such deferred tax assets is uncertain and thus subject to a valuation allowance. The increase in the valuation allowance in fiscal 2023 resulted in $12.3 million of income tax expense when compared to fiscal 2022 of $3.0 million.

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

At February 3, 2024 and January 28, 2023, cash, cash equivalents and current marketable securities were $171.6 million and $173.5 million. Working capital, the excess of current assets over current liabilities, was $182.5 million at the end of fiscal 2023, a decrease of 6.1% from $194.4 million at the end of fiscal 2022. The decrease in cash, cash equivalents and current marketable securities in fiscal 2023 was due primarily to cash provided by operating activities of $14.8 million, partially offset by capital expenditures of $20.3 million primarily related to the opening of 19 new stores and 4 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Total cash (used in) provided by
Operating activities	$14,755	$(379)	$134,950
Investing activities	(8,548)	54,209	101,643
Financing activities	704	(87,257)	(191,409)
Effect of exchange rate changes on cash and cash equivalents	(1,080)	(2,172)	(1,822)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$5,831	$(35,599)	$43,362

Operating Activities

Net cash provided by operating activities increased by $15.1 million in fiscal 2023 to $14.8 million cash provided by operating activities from $0.4 million cash used in operating activities in fiscal 2022. Net cash provided by operating activities decreased by $135.3 million in fiscal 2022 to $0.4 million cash used in operating activities from $135.0 million cash provided by operating activities in fiscal 2021. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit and debit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, impairment, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $8.5 million in fiscal 2023 related to $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations primarily offset by $11.7 million in net sales of marketable securities. Net cash provided by investing activities was $54.2 million in fiscal 2022 related to $79.8 million in net sales of marketable securities and $25.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash provided by investing activities was $101.6 million in fiscal 2021 related to $117.4 million in net sales of marketable securities and $15.7 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash provided by financing activities in fiscal 2023 was $0.7 million related to proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2022 was $87.3 million related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $1.1 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2021 was $191.4 million related to $193.8 million used in the repurchase of common stock and $0.6 million in payments on tax withholding obligation upon vesting of restricted stock partially offset by $3.0 million in proceeds from the issuance and exercise of stock-based awards.

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

During fiscal 2023, we spent $20.4 million on capital expenditures which consisted of $8.1 million of costs related to investment in 19 new stores and 4 remodeled or relocated stores, $8.0 million associated with improvements to our websites and $4.3 million in other improvements.

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

In fiscal 2024, we expect to spend approximately $14 million to $16 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 10 new stores we plan to open in fiscal 2024 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2024 will not be different from the number of stores we plan to open, or that actual fiscal 2024 capital expenditures will not differ from this expected amount.

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

At February 3, 2024, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of February 3, 2024, we maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility is available for working capital and other general corporate purposes. The credit facility provides for the issuance of standby letters of credit in an amount not to exceed $17.5 million outstanding at any time and with a term not to exceed 365 days beyond the maturity of the credit facility. The commercial line of credit provides for the issuance of commercial letters of credit in an amount not to exceed $10.0 million and with terms not to exceed 120 days beyond the maturity of the credit facility. The credit facility will mature on December 1, 2024. The credit facility is secured by a first-priority security interest in substantially all personal property (but not the real property) of the borrowers and guarantors. There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 3, 2024 and January 28, 2023. We had $3.5 million and $0.6 million in issued, but undrawn, standby letters of credit at February 3, 2024 and January 28, 2023, respectively.

On November 30, 2023, we entered a third amendment to our credit facility with Wells Fargo Bank, N.A. The amendment, among other things, (a) amended the credit limit to $25 million through December 1, 2024; (b) amended the EBITDA covenant to not less than $9 million for the quarter ending October 28, 2023, not less than $2.5 million for the quarter ending February 3, 2024, not less than $9 million in the quarter ending May 4, 2024, not less than $12 million for the quarter ending August 3, 2024, and not less than $20 million for the quarter ending November 2, 2024; (c) amended the borrowing rate to SOFR plus 1.75% per annum; (d) introduced an unused commitment fee of 0.50% per annum; and (e) disallows distribution of dividends or execution of stock buybacks through December 1, 2024 without bank approval.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material. Our inventory reserves have decreased by $0.3 million in fiscal 2023.

A 10% decrease in the sales price of our inventory at February 3, 2024 would have decreased net income by $0.7 million in fiscal 2023.

A 10% increase in actual physical inventory shrinkage rate at February 3, 2024 would have decreased net income by less than $0.1 million in fiscal 2023.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected. Declines in projected cash flow of the assets could result in impairment. We recognized impairment losses of $2.9 million related to long-lived assets in fiscal 2023.

A 10 basis point decrease in forecasted sales assumptions would have resulted in an additional impairment charge of $0.1 million in fiscal 2023.

Right-of-use Assets and Lease Liabilities

We determine if a contract contains a lease at inception. Our operating leases primarily consist of retail store locations, distribution centers and corporate office space. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, net of lease incentives received and initial direct costs paid. Our retail store leases are generally for an initial period of 5-10 years, with some of our international leases structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement of our lease liabilities and right-of-use assets.

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

Total undiscounted future payments for lease liabilities were $256.4 million at February 3, 2024. If the incremental borrowing rate increased 10 basis points from the rate in effect at February 3, 2024, the lease liability balance would decrease by $0.2 million.

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

Our sales return reserve has decreased by $0.1 million in fiscal 2023. A 10% increase in our sales return reserve at February 3, 2024 would have decreased net income by $0.3 million in fiscal 2023.

Our gift card breakage reserve has increased by $1.8 million in fiscal 2023. A 1% increase in the estimated gift card redemption rate would have decreased net income by $0.1 million in fiscal 2023.

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

At February 3, 2024 and January 28, 2023, we had valuation allowances on our deferred tax assets of $25 million and $12.8 million, respectively. Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

Based on the results of our annual impairment test for goodwill and indefinite-lived intangible assets, an impairment was recorded related to the goodwill from Blue Tomato acquisition of $41.1 million. No impairment was recorded for indefinite-lived intangible assets.

If actual results are not consistent with our estimates or assumptions, or there are significant changes in any of these estimates, projections and assumptions, could have a material effect of the fair value of these assets in future measurement periods and result in an additional impairment, which could materially affect our results of operations.

See Note 7 Goodwill and Intangible Assets for the details of the impairment.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2023, our net income would have decreased by $0.3 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates. At February 3, 2024, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. Dollar, including the Canadian Dollar, Euro, Australian Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2023 our net income would have decreased or increased by $0.2 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 3, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2024 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the company’s fourth quarter ended February 3, 2024, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 3, 2024 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Seattle, WA, PCAOB ID: 659.

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2023 and 2022” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 3, 2024 and January 28, 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Goodwill and Intangible Assets Impairment

As described in Note 7 to the consolidated financial statements, the Company’s consolidated goodwill and intangible assets balances were $15.4 million and $14.2 million, respectively, as of February 3, 2024. For the year ended February 3, 2024, the Company recorded a full impairment of the Europe reporting unit goodwill, as disclosed in Notes 7 and 12, amounting to $41.1 million. As described in Note 2 to the consolidated financial statements, the Company has an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If management chooses not to perform the qualitative test or determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company’s evaluation of impairment of goodwill and intangible assets requires a comparison of the reporting unit’s and intangible asset’s fair value to their carrying value. If the fair value of the reporting unit or intangible asset is lower than the carrying value, then the Company records an impairment in the amount equal to the excess, not to exceed the carrying value.

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

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of internal controls relating to management’s goodwill and intangible assets impairment tests, including controls over the determination of the fair value of the Europe reporting unit and related intangible assets.

•
Testing management’s process for determining the fair value of the Europe reporting unit and related intangible assets. We evaluated the reasonableness of management’s forecasts of future cash flows, including store growth, and long-term growth rates by comparing these forecasts to historical operating results of the Company and performing a retrospective review of the accuracy of management’s prior forecasts.

•
Utilizing a valuation specialist to assist in testing management’s income and market approach models for the Europe reporting unit and relief from royalty method for intangible assets and certain related significant assumptions.

•
Evaluating whether the assumptions used were reasonable by considering the past performance of the reporting unit and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Store Assets Impairment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated fixed assets, net balance was $90.5 million and operating lease right-of-use assets was $196.8 million as of February 3, 2024. For the year ended February 3, 2024, the Company recognized store asset impairment losses of $2.9 million, as disclosed in Note 12, which consists of impairment charges for fixed assets of $1.6 million and impairment charges for operating right-of-use assets of $1.3 million. As described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to the carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

The evaluation of store assets for possible indications of impairment and the determination of the fair value of a store requires management to make significant estimates, complex judgments, and assumptions. These assumptions include estimated future cash flows, sublease income, and the discount rate.

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

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of internal controls relating to management’s identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by stores with indicators of impairment, the determination of the fair value of the stores, and the measurement of any resulting impairment.

•
Evaluating management’s store asset impairment analysis, including inspecting the Company’s analysis of historical results by store to determine if contrary evidence existed as to the completeness of the population of potentially impaired stores.

•
Testing management’s process for determining the projected undiscounted cash flows to be generated by the stores. We evaluated the reasonableness of management’s assumptions used to forecast future cash flows, including forecasted growth rates by comparing these forecasts to historical operating results of the Company.

•
Evaluating management’s assumptions used to estimate the fair value of the stores by performing a sensitivity analysis to evaluate the changes in the fair value of the individual stores that would result from changes in the underlying assumptions.

•
Utilizing a valuation specialist to assist in our evaluation of the current market rents and market participant real estate data, and related assumptions used to estimate store fair value.

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2024

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 3, 2024	January 28, 2023
Assets
Current assets
Cash and cash equivalents	$88,875	$81,503
Marketable securities	82,704	91,986
Receivables	13,780	20,613
Inventories	128,827	134,824
Prepaid expenses and other current assets	12,401	11,252
Total current assets	326,587	340,178
Fixed assets, net	90,508	93,746
Operating lease right-of-use assets	196,775	222,240
Goodwill	15,374	56,566
Intangible assets, net	14,200	14,443
Deferred tax assets, net	8,623	8,205
Other long-term assets	12,159	12,525
Total long-term assets	337,639	407,725
Total assets	$664,226	$747,903

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$38,885	$40,379
Accrued payroll and payroll taxes	18,431	16,321
Operating lease liabilities	60,885	65,460
Other current liabilities	25,886	23,649
Total current liabilities	144,087	145,809

Long-term operating lease liabilities	159,877	188,835
Other long-term liabilities	7,052	5,931
Total long-term liabilities	166,929	194,766
Total liabilities	311,016	340,575
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,833 shares issued and outstanding at February 3, 2024 and 19,489 shares issued and outstanding at January 28, 2023	196,144	188,418
Accumulated other comprehensive loss	(19,027)	(19,793)
Retained earnings	176,093	238,703
Total shareholders’ equity	353,210	407,328
Total liabilities and shareholders’ equity	$664,226	$747,903

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Net sales	$875,486	$958,380	$1,183,867
Cost of goods sold	594,596	633,702	727,137
Gross profit	280,890	324,678	456,730
Selling, general and administrative expenses	345,679	293,578	298,920
Operating (loss) profit	(64,789)	31,100	157,810
Interest income, net	3,522	1,924	3,592
Other expense, net	(611)	(557)	(891)
(Loss) Earnings before income taxes	(61,878)	32,467	160,511
Provision for income taxes	732	11,433	41,222
Net (loss) income	$(62,610)	$21,034	$119,289
Basic (loss) earnings per share	$(3.25)	$1.10	$4.93
Diluted (loss) earnings per share	$(3.25)	$1.08	$4.85
Weighted average shares used in computation of earnings per share:
Basic	19,290	19,208	24,187
Diluted	19,290	19,428	24,593

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net (loss) income	$(62,610)	$21,034	$119,289
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	$(1,045)	$(2,596)	(11,098)
Net change in unrealized gain (loss) on available-for-sale debt securities	1,811	(3,734)	(3,304)
Other comprehensive income (loss), net	766	(6,330)	(14,402)
Comprehensive (loss) income	$(61,844)	$14,704	$104,887

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2021	25,599	$171,628	$939	$380,029	$552,596
Net income	—	—	—	119,289	119,289
Other comprehensive loss, net	—	—	(14,402)	—	(14,402)
Issuance and exercise of stock-based awards	197	2,380	—	—	2,380
Stock-based compensation expense	—	6,816	—	—	6,816
Repurchase of common stock	(4,581)	—	—	(198,361)	(198,361)
Balance at January 29, 2022	21,215	180,824	(13,463)	300,957	468,318
Net income	—	—	—	21,034	21,034
Other comprehensive loss, net	—	—	(6,330)	—	(6,330)
Issuance and exercise of stock-based awards	188	603	—	—	603
Stock-based compensation expense	—	6,991	—	—	6,991
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at January 28, 2023	19,489	188,418	(19,793)	238,703	407,328
Net loss	—	—	—	(62,610)	(62,610)
Other comprehensive income, net	—	—	766	—	766
Issuance and exercise of stock-based awards	344	704	—	—	704
Stock-based compensation expense	—	7,022	—	—	7,022
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net (loss) income	$(62,610)	$21,034	$119,289
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation, amortization and accretion	22,763	21,626	22,930
Noncash lease expense	68,164	67,394	64,466
Deferred taxes	(1,050)	2,485	2,374
Stock-based compensation expense	7,022	6,991	6,816
Impairment of goodwill and long-lived assets	43,904	2,081	2,229
Other	206	1,176	2,728
Changes in operating assets and liabilities:
Receivables	6,859	(1,716)	2,884
Inventories	5,809	(5,279)	2,587
Prepaid expenses and other assets	(1,817)	(1,082)	(2,824)
Trade accounts payable	(907)	(15,484)	(14,060)
Accrued payroll and payroll taxes	2,170	(14,895)	3,649
Income taxes payable	2,090	(2,320)	(5,101)
Operating lease liabilities	(78,983)	(76,605)	(77,657)
Other liabilities	1,135	(5,785)	4,640
Net cash provided by (used in) operating activities	14,755	(379)	134,950
Cash flows from investing activities:
Additions to fixed assets	(20,350)	(25,627)	(15,749)
Purchases of marketable securities and other investments	(38,348)	(1,914)	(160,328)
Sales and maturities of marketable securities and other investments	50,150	81,750	277,720
Net cash (used in) provided by investing activities	(8,548)	54,209	101,643
Cash flows from financing activities:
Proceeds from revolving credit facilities	49,440	22,688	248
Payments on revolving credit facilities	(49,440)	(22,688)	(248)
Proceeds from issuance and exercise of stock-based awards	704	1,111	3,001
Payments for tax withholdings on equity awards	—	(508)	(621)
Common stock repurchased	—	(87,860)	(193,789)
Net cash provided by (used in) financing activities	704	(87,257)	(191,409)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,080)	(2,172)	(1,822)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,831	(35,599)	43,362
Cash, cash equivalents, and restricted cash, beginning of period	88,453	124,052	80,690
Cash, cash equivalents, and restricted cash, end of period	$94,284	$88,453	$124,052
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$2,065	$11,309	$42,767
Accrual for repurchase of common stock	—	—	4,572
Accrual for purchases of fixed assets	800	1,433	984

See accompanying notes to consolidated financial statements.

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year ended February 3, 2024 has 53-week period. The fiscal years ended January 28, 2023 and January 29, 2022 were 52-week periods.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

On April 1, 2022, we received 3.2 million Euro ($3.6 million) as a taxable subsidy from the German government related to our European business for costs incurred during fiscal 2020 and fiscal 2021 related to the COVID-19 pandemic. The subsidy was granted free of future obligations to repay and was accounted for using IAS 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy. The amount was recorded as a reduction to expense in selling, general and administrative expenses on the consolidated statement of (loss) income in the first quarter of fiscal 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	February 3, 2024	January 28, 2023	January 29, 2022
Cash and cash equivalents	$88,875	$81,503	$117,223
Restricted cash included in other long-term assets	5,409	6,950	6,829
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$94,284	$88,453	$124,052

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value. The cost of merchandise inventories is based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. The inventory related to this reserve is not marked up in subsequent periods. Inventory is at net realizable value which factors in a reserve for inventory whose selling price is below cost and an estimate for inventory shrinkage. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at February 3, 2024 and January 28, 2023 in the amounts of $2.8 million and $2.5 million, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from fixed assets and the related gain or loss is recorded in selling, general and administrative expenses on the consolidated statements of (loss) income.

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 3, 2024 and January 28, 2023 was $4.8 million and $3.4 million and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups (generally defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the assets or asset group to the carrying values. The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, long-term macro-economic and industry factors are qualitatively considered. Additionally, management seeks input from store operations related to local economic conditions. Impairment charges for operating lease right-of-use assets are included in cost of goods sold and impairment charges for fixed assets are included in selling, general and administrative expenses on the consolidated statements of (loss) income.

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

We recorded a full impairment of Blue Tomato goodwill amounting to $41.1 million. See Note 7 Goodwill and Intangible Assets for the details of the impairment.

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

The right-of-use asset is measured at the present value of fixed lease payments not yet made with adjustments for initial direct costs, lease prepayments and lease incentives received. The right-of-use asset is reduced over time by the recognition of straight-line expense less the accretion of the lease liability under the effective interest method. The lease liability is measured at the present value of fixed lease payments not yet made. We evaluate the carrying value of right-of-use assets for indicators of impairment and perform an analysis of the recoverability of the related asset group. If the carrying value of the asset group is determined to be in excess of the estimated fair value, we record an impairment loss in our consolidated statements of (loss) income. Additionally, we review the carrying value of the right-of-use assets for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable, require reassessment of the leases, and remeasurement if needed.

Our store operating leases may include fixed minimum lease payments, as contractually stated in the lease agreement or variable lease payments, which are generally based on a percentage of the store’s net sales in excess of a specified threshold or are dependent on changes in an index. Operating lease expense relating to fixed lease payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. Operating lease expense is recorded in the cost of goods sold expenses on the consolidated statements of (loss) income.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment. Taxes collected from our customers are recorded on a net basis. We accrue for estimated sales returns by customers based on historical return experience. The allowance for sales returns at February 3, 2024 and January 28, 2023 was $3.0 million and $3.1 million, respectively. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $4.3 million at February 3, 2024 and $4.9 million at January 28, 2023. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns. For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, we recorded net sales related to gift card breakage income of $1.8 million, $1.9 million and $1.7 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities. The points can be redeemed for a broad range of rewards, including product and experiential rewards. Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates. Revenue is recognized upon redemption of points for rewards. Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed. The deferred revenue related to our customer loyalty program at February 3, 2024 and January 28, 2023 was $1.0 million and $1.2 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $11.5 million, $10.4 million and $13.5 million for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively.

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

We regularly evaluate the likelihood of realizing the benefit of income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits of $2.6 million and $2.5 million are recorded in other long-term liabilities on the consolidated balance sheets at February 3, 2024 and January 28, 2023, respectively.

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

Recent Accounting Standards—

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

3. Revenue

The following table disaggregate net sales by geographic region (in thousands):

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2024	2023	2022
United States	$654,153	$753,761	$978,438
Canada	43,477	48,610	52,244
Europe	152,869	132,216	134,988
Australia	24,987	23,793	18,197
Net sales	$875,486	$958,380	$1,183,867

Net sales for the year ended February 3, 2024 included a $2.5 million increase due to the change in foreign exchange rates, which consisted of $4.7 million in Europe, which was offset by decrease of $1.2 million in Canada, and decrease of $1.0 million in Australia.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,188	$—	$—	$38,188
Money market funds	11,322	—	—	11,322
Corporate debt securities	39,374	—	(9)	39,365
Total cash and cash equivalents	88,884	—	(9)	88,875
Marketable securities:
U.S. treasury and government agency securities	17,610	—	(2,834)	14,776
Corporate debt securities	41,218	1	(948)	40,271
Certificates of deposit	16,607	—	—	16,607
State and local government securities	6,525	—	(105)	6,420
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$86,590	$1	$(3,887)	$82,704

	January 28, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,587	$—	$—	$30,587
Money market funds	22,121	—	—	22,121
Corporate debt securities	28,802	—	(7)	28,795
Total cash and cash equivalents	81,510	—	(7)	81,503
Marketable securities:
U.S. treasury and government agency securities	20,973	—	(2,891)	18,082
Corporate debt securities	60,832	—	(2,848)	57,984
State and local government securities	16,490	—	(570)	15,920
Total marketable securities	$98,295	$—	$(6,309)	$91,986

All of our available-for-sale debt securities have an effective maturity date of five years or less and may be liquidated, at our discretion, prior to maturity.

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 3, 2024
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$29,093	$(9)	$—	$—	$29,093	$(9)
Total cash and cash equivalents	$29,093	$(9)	$—	$—	$29,093	$(9)

Marketable securities:
U.S. treasury and government agency securities	$—	$—	$14,777	$(2,834)	$14,777	$(2,834)
Corporate debt securities	-	-	37,878	(948)	37,878	(948)
State and local government securities	-	-	6,420	(105)	6,420	(105)
Total marketable securities	$—	$—	$59,075	$(3,887)	$59,075	$(3,887)

	January 28, 2023
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$27,099	$(7)	$—	$—	$27,099	$(7)
Total cash and cash equivalents	$27,099	$(7)	$—	$—	$27,099	$(7)

Marketable securities:
U.S. treasury and government agency securities	$3,682	$(229)	$14,399	$(2,662)	$18,081	$(2,891)
Corporate debt securities	12,044	(604)	45,940	(2,244)	57,984	(2,848)
State and local government securities	2,434	(50)	13,487	(520)	15,921	(570)
Total marketable securities	$18,160	$(883)	$73,826	$(5,426)	$91,986	$(6,309)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

5. Receivables

Receivables consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Credit cards receivable	$6,530	$7,840
Vendor receivable	4,302	6,345
Tax-related receivable	1,521	3,727
Interest receivable	409	327
Other receivables	795	1,686
Tenant allowances receivable	223	688
Receivables	$13,780	$20,613

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Leasehold improvements	211,537	$205,850
Fixtures	91,818	91,954
Buildings, land, and building and land improvements	29,602	28,179
Computer equipment, software, store equipment and other	68,152	56,707
Fixed assets, at cost	401,109	382,690
Less: Accumulated depreciation	(310,601)	(288,944)
Fixed assets, net	$90,508	$93,746

Depreciation expense on fixed assets is recognized on our consolidated income statement as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 29, 2022	January 30, 2021
Cost of goods sold	$1,687	$1,670	$1,203
Selling, general and administrative expenses	20,958	19,649	20,226
Depreciation expense	$22,645	$21,319	$21,429

Impairment of Fixed Assets—We recorded $1.6 million, $1.7 million and $0.1 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of (loss) income for the years ended February 3, 2024, January 28, 2023 and January 29, 2022.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 29, 2022	$57,560
Impairment	$-
Effects of foreign currency translation	(994)
Balance as of January 28, 2023	56,566
Impairment	(41,135)
Effects of foreign currency translation	(57)
Balance as of February 3, 2024	$15,374

The company performs annual impairment test over goodwill and intangible assets to determine if fair value exceeds carrying value. The fair value of the reporting unit was determined using a combination of an income-based approach (discounted cash flows) and a market-based approach (guideline transaction method and guideline public company method). The discounted cash flow method involved subjective estimates and assumptions such as projected revenue growth, operating profit, and the discount rate. The guideline transaction method involved actual transactions that have occurred in the company’s industry or related industries to arrive at an indication of value. The guideline public company method involved calculations based on operating data from comparable publicly traded companies.

We recorded a full impairment of Blue Tomato goodwill amounting to $41.1 million for the fiscal year ended February 3, 2024. Though sales at Blue Tomato continued a trend of year-over-year growth, the trend has been more closely tied to store growth than comparable sales trends needed to keep up with the cost of doing business. As such, we have experienced increasing operating losses with the current fiscal year having the largest loss at Blue Tomato since acquisition. The macroeconomic climate conditions continue to indicate economic instability. Factors include consumer trends, higher costs of doing business, lingering COVID-19 impacts, war in Ukraine, energy challenges and inflation/interest rate pressures. These pressures and the continued lack of scalability in the business lead the Board and Company management to prioritize positive cash flow and operating profit in the annual budget cycle and the resulting 5 and 10-year plans that reduced expected store count by 50% to align with lower levels of capital and attempt to focus on profitability rather than growth. This change in store growth directly impacts the future revenue expectations of the business and related present value valuation technique used in our annual impairment test. Furthermore, we have reduced growth rates going forward to more closely align with historical trends as well as factor in the impact of less maturing stores. There was no impairment of goodwill for the fiscal years ended January 28, 2023 and January 29, 2022.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 3, 2024			January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$14,200	$—	$14,200	$14,443	$—	$14,443
Intangible assets subject to amortization:
Developed technology	3,252	3,252	—	3,262	3,262	—
Customer relationships	2,410	2,410	—	2,417	2,417	—
Non-compete agreements	197	197	—	213	213	—
Total intangible assets	$20,059	$5,859	$14,200	$20,335	$5,892	$14,443

There was no impairment of intangible assets for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022. All amounts in the tables above are denominated in a foreign currency and subject to foreign exchange fluctuation.

We recorded no amortization expense for intangible assets for the year ended February 3, 2024 and January 28, 2023. We recorded $0.1 million of amortization expense for intangible assets for the year ended January 29, 2022. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of (loss) income.

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Accrued indirect taxes	$7,366	$5,210
Accrued payables	7,098	6,499
Unredeemed gift cards	4,280	4,916
Allowance for sales returns	2,984	3,089
Income taxes payable	1,675	1,037
Other current liabilities	1,372	1,667
Deferred revenue	1,111	1,231
Other current liabilities	$25,886	$23,649

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

There were no borrowings outstanding under the credit facility at February 3, 2024 or January 28, 2023. We had no open commercial letters of credit outstanding under our secured revolving credit facility at February 3, 2024 or January 28, 2023. We had $3.4 million in issued, but undrawn, standby letters of credit at February 3, 2024, and $0.6 million in issued, but undrawn, standby letters of credit at January 28, 2023.

10. Leases

At February 3, 2024, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to eleven years, with varying renewal and termination options. At February 3, 2024 and January 28, 2023, the weighted-average of the remaining lease term was 5.0 years and the weighted-average operating lease discount rate was 3.4% and 2.5%, respectively.

The following table presents components of lease expense (in thousands):

	Year Ended
	February 23, 2024	January 28, 2023
Operating lease expense	$76,434	$74,316
Variable lease expense	6,694	7,882
Total lease expense (1)	$83,128	$82,198
(1)
Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(78,983)	$(76,605)
Right-of-use assets obtained in exchange for new operating lease liabilities	51,883	61,371

At February 3, 2024, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2024	$61,503
Fiscal 2025	55,652
Fiscal 2026	36,950
Fiscal 2027	28,699
Fiscal 2028	19,334
Thereafter	37,969
Total minimum lease payments	240,107
Less: interest	(19,345)
Present value of lease obligations	220,762
Less: current portion	(60,885)
Long-term lease obligations (2)	$159,877

(2)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At February 3, 2024, we have excluded from the table above $2.0 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2024.

11. Commitments and Contingencies

Purchase Commitments—At February 3, 2024 and January 28, 2023, we had outstanding purchase orders to acquire merchandise from vendors of $180.9 million and $174.3 million, respectively. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. Zumiez has answered the complaint. We are in the process of investigating the claims and we intend to vigorously defend ourselves.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve, which is recorded under Accrued payroll and payroll taxes in the consolidated balance sheets, was $1.7 million and $2.8 million for fiscal years ended February 3, 2024 and January 28, 2023, respectively.

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
•
Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,322	$—	$—
Corporate debt securities	—	39,365	—
Marketable securities:
U.S. treasury and government agency securities	—	14,776	—
Corporate debt securities	—	40,271	—
Certificates of deposit	—	16,607	—
State and local government securities	—	6,420	—
Variable-rate demand notes	—	4,630	—
Long-term other assets:
Money market funds	5,409	—	—
Total	$16,731	$122,069	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,121	$—	$—
Corporate debt securities	$-	$28,795	$—
Marketable securities:
U.S. treasury and government agency securities	—	18,082	—
Corporate debt securities	—	57,984	—
State and local government securities	—	15,920	—
Long-term other assets:
Money market funds	6,950	—	—
Total	$29,071	$120,781	$—

The Level 2 marketable securities primarily include U.S treasury and government agency securities, corporate debt securities, state and local municipal securities, variable-rate demand notes, and certificates of deposit. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. We recorded impairment charges for operating lease right-of-use assets of $1.3 million in cost of sales. We recorded impairment charges for fixed assets and goodwill of $1.6 million and $41.1 million, respectively, in selling, general and administrative expenses on the consolidated statement of (loss) income for the year ended February 3, 2024. We recorded impairment charges for operating right-of-use assets of $0.4 million in costs of sales and impairment charges for fixed assets of $1.7 million in selling, general and administrative expenses on the consolidated statement of (loss) income for the year ended January 28, 2023.

13. Stockholders’ Equity

Share Repurchase— In December 2021, our Board of Directors approved the repurchase of up to an aggregate of $150 million of common stock. This repurchase program superseded all previously approved and authorized stock repurchase programs. The December 2021 stock repurchase program was completed in March 2022.

The following table summarizes common stock repurchase activity (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Number of shares repurchased	—	1,914	4,581
Average price per share of repurchased shares (with commission)	$—	$43.51	$43.30
Total cost of shares repurchased	$—	$83,288	$198,361

Accumulated Other Comprehensive (Loss) Income —The component of accumulated other comprehensive (loss) income and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive (loss) income into net income is as follows (in thousands):

	Foreign currency translation adjustments (4)	Net unrealized gains (losses) on available-for- sale investments	Accumulated other comprehensive (loss) income
Balance at January 30, 2021	$(1,407)	$2,346	$939
Other comprehensive loss, net (3)	(11,098)	(3,304)	(14,402)
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (2)	(2,596)	(3,734)	(6,330)
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive (loss) income, net (1)	(1,045)	1,811	766
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)

(1)
Other comprehensive loss before reclassifications was $1.8 million, net of taxes for net unrealized losses on available-for-sale investments for the fiscal year ended February 3, 2024. There were no unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended February 3, 2024.
(2)
Other comprehensive loss before reclassifications was $3.8 million, net of taxes for net unrealized losses on available-for-sale investments for the fiscal year ended January 28, 2023. There were $0.1 million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended January 28, 2023.
(3)
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

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated income statements as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of goods sold	$1,745	$1,464	$1,451
Selling, general and administrative expenses	5,277	5,527	5,365
Total stock-based compensation expense	$7,022	$6,991	$6,816

At February 3, 2024, there was $8.6 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.1 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 30, 2021	600	$21.41
Granted	142	$45.24
Vested	(247)	$21.95
Forfeited	(52)	$25.30
Outstanding at January 29, 2022	443	$28.31
Granted	178	$38.81
Vested	(198)	$27.01
Forfeited	(26)	$33.41
Outstanding at January 28, 2023	397	$33.34
Granted	334	$20.06
Vested	(202)	$29.37
Forfeited	(34)	$31.18
Outstanding at February 3, 2024	495	$26.14	$8,762

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Vest date fair value of restricted stock vested	$3,795	$8,076	$11,146

Stock Options—We had 0.4 million stock options outstanding at February 3, 2024, and 0.4 million stock options outstanding at January 28, 2023 and January 29, 2022 with a grant date weighted average exercise price of $26.51, $29.30 and $26.37, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

15. Income Taxes

The components of earnings before income taxes are (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
United States	$(4,269)	$40,632	$166,999
Foreign	(57,609)	(8,165)	(6,488)
Total earnings before income taxes	$(61,878)	$32,467	$160,511

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current:
Federal	$(270)	$5,897	$31,231
State and local	242	1,613	6,521
Foreign	1,810	1,508	1,273
Total current	1,782	9,018	39,025
Deferred:
Federal	(1,485)	1,663	1,328
State and local	(413)	340	873
Foreign	848	412	(4)
Total deferred	(1,050)	2,415	2,197
Provision for income taxes	$732	$11,433	$41,222

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal effect	0.3	5.5	3.9
Change in valuation allowance	(19.9)	9.3	1.4
Foreign earnings, net	3.0	3.3	(0.2)
Stock-based compensation	(0.9)	(2.3)	(1.1)
Tax credits	1.0	(1.3)	(0.4)
Goodwill impairment	(4.3)	-	-
Foreign tax audit	(1.2)	-	-
Other	(0.2)	(0.3)	1.1
Effective tax rate	(1.2%)	35.2%	25.7%

The components of deferred income taxes are (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Lease Liability	$55,940	$65,237
Net operating losses	25,827	20,347
Employee benefits, including stock-based compensation	3,201	2,410
Deferred losses	1,631	2,263
Other	1,875	1,282
Accrued liabilities	353	1,605
Inventory	—	884
Total deferred tax assets	88,827	94,028
Deferred tax liabilities:
Right of Use Asset	(48,049)	(55,441)
Goodwill and other intangibles	(4,323)	(10,771)
Prepaid expenses	(1,101)	(1,131)
Other	(925)	(1,031)
Property and equipment	(846)	(4,699)
Total deferred tax liabilities	(55,244)	(73,073)
Net valuation allowances	(24,960)	(12,750)
Net deferred tax assets	$8,623	$8,205

At February 3, 2024 and January 28, 2023, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $111.2 million and $88.1 million, respectively. The tax-effected foreign net operating loss carryovers were $25.6 million and $20.3 million at February 3, 2024 and January 28, 2023, respectively. The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At February 3, 2024 and January 28, 2023, we had state net operating loss carryovers that could be utilized to reduce future year's tax liabilities of $16.8 million and $0, respectively, which, if unused will expire in years 2028 through 2043. The tax-effected state net operating loss carryovers were $0.3 million and $0 at February 3, 2024 and January 28, 2023, respectively.

At February 3, 2024 and January 28, 2023, we had tax credit carryovers that could be utilized to reduce future year's tax liabilities of $0.7 million and $0.3 million, respectively, which if unused will expire in years 2028 through 2043.

At February 3, 2024 and January 28, 2023, we had capital loss and charitable deduction limitation carryovers that could be utilized to reduce future year's tax liabilities of $0.7 million and $0.4 million, which if unused will expire in years 2026-2028.

At February 3, 2024 and January 28, 2023, we had valuation allowances on our deferred tax assets of $25.0 million and $12.8 million, respectively, primarily due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Beginning unrecognized tax benefits	$2,522	$1,743	$1,143
Increase related to prior year tax positions	17	818	—
Increase related to current year tax positions	721	446	796
Decrease related to lapsing of statute of limitations	(674)	(485)	(196)
Ending unrecognized tax benefits	$2,586	$2,522	$1,743

At February 3, 2024 we had $2.6 million of gross unrecognized tax benefits of which $1.6 million, if recognized, would affect our effective tax rate. We recognized an expense of $0.01 million, an expense of $0.12 million and an expense of $0.09 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2023, 2022 and 2021, respectively. As of February 3, 2024 and January 28, 2023, we had accrued interest and penalties of $0.3 million and $0.3 million, respectively, within our consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2020, and we are no longer subject to U.S. state and local examinations for years before fiscal 2019. We are no longer subject to examination for all foreign income tax returns before fiscal 2018.

16. Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net (loss) income	$(62,610)	$21,034	$119,289
Weighted average common shares for basic earnings per share	19,290	19,208	24,187
Dilutive effect of stock options and restricted stock	—	220	406
Weighted average common shares for diluted earnings per share	19,290	19,428	24,593
Basic (loss) earnings per share	$(3.25)	$1.10	$4.93
Diluted (loss) earnings per share	$(3.25)	$1.08	$4.85

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share was 0.5 million for the fiscal year ended February 3, 2024 and 0.1 million for fiscal years ended January 28, 2023 and January 29, 2022.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation. We committed charitable contributions to the Zumiez Foundation of $0.1 million, $0.9 million and $1.6 million for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively. There were no accruals for charitable contributions payable to the Zumiez Foundation as of February 3, 2024. Accrued charitable contributions payable to the Zumiez Foundation amounted to $0.5 million as of January 28, 2023.

18. Segment Reporting

Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Men's Apparel	47%	43%	43%
Hardgoods	12%	13%	16%
Accessories	17%	18%	17%
Footwear	14%	15%	13%
Women's Apparel	10%	11%	11%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales (1):
United States	$654,153	$753,761	$978,438
Foreign	221,333	204,619	205,429
Total net sales	$875,486	$958,380	$1,183,867

	February 3, 2024	January 29, 2022
Long-lived assets (2):
United States	$167,204	$186,433
Foreign	120,079	129,553
Total long-lived assets	$287,283	$315,986

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

10.28

Credit Agreement dated as of December 7, 2018 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.28 to the Form 8-K filed by the Company on December 7, 2018]

10.29

First Amendment to Credit Agreement dated as of October 14, 2021 by and among Zumiez Inc., Zumiez Services Inc. And Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on October 18, 2021]

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97.1	Policy for Recovery of Erroneously Awarded Compensation

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 3, 2024 and January 28, 2023; (ii) Consolidated statements of (loss) income for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022; (iii) Consolidated statement of comprehensive (loss) income for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 14, 2024
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 14, 2024
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 14, 2024	/S/ STEVEN P. LOUDEN	March 14, 2024
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steven P. Louden, Director

/S/ JAMES P. MURPHY	March 14, 2024	/S/TRAVIS D. SMITH	March 14, 2024
Signature	Date	Signature	Date
James P. Murphy, Director		Travis D. Smith, Director

/S/ CARMEN R. BAUZA	March 14, 2024	/S/ SCOTT A. BAILEY	March 14, 2024
Signature	Date	Signature	Date
Carmen R. Bauza, Director		Scott A. Bailey, Director

/S/ LILIANA GIL VALLETTA	March 14, 2024	/S/ GUY HARKLESS	March 14, 2024
Signature	Date	Signature	Date
Liliana Gil Valletta, Director		Guy Harkless, Director