Form 10-Q
period 2024-05-04
Zumiez Inc
filed 2024-06-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2024

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

At June 1, 2024, there were 20,274,412 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2024	February 3, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,864	$88,875
Marketable securities	71,757	82,704
Receivables	13,415	13,780
Inventories	146,815	128,827
Prepaid expenses and other current assets	14,177	12,401
Total current assets	321,028	326,587
Fixed assets, net	89,831	90,508
Operating lease right-of-use assets	192,607	196,775
Goodwill	15,385	15,374
Intangible assets, net	14,117	14,200
Deferred tax assets, net	11,158	8,623
Other long-term assets	12,495	12,159
Total long-term assets	335,593	337,639
Total assets	$656,621	$664,226

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$62,301	$38,885
Accrued payroll and payroll taxes	16,958	18,431
Operating lease liabilities	59,191	60,885
Other current liabilities	18,869	25,886
Total current liabilities	157,319	144,087
Long-term operating lease liabilities	155,040	159,877
Other long-term liabilities	6,927	7,052
Total long-term liabilities	161,967	166,929
Total liabilities	319,286	311,016
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 20,318 shares issued and outstanding at May 4, 2024 and 19,833 shares issued and outstanding at February 3, 2024	198,047	196,144
Accumulated other comprehensive loss	(20,025)	(19,027)
Retained earnings	159,313	176,093
Total shareholders’ equity	337,335	353,210
Total liabilities and shareholders’ equity	$656,621	$664,226

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net sales	$177,388	$182,887
Cost of goods sold	125,489	133,529
Gross profit	51,899	49,358
Selling, general and administrative expenses	72,054	70,712
Operating loss	(20,155)	(21,354)
Interest income, net	1,321	858
Other expense, net	(767)	(541)
Loss before income taxes	(19,601)	(21,037)
Benefit from income taxes	(2,821)	(2,655)
Net loss	$(16,780)	$(18,382)
Basic loss per share	$(0.86)	$(0.96)
Diluted loss earnings per share	$(0.86)	$(0.96)
Weighted average shares used in computation of loss per share:
Basic	19,465	19,197
Diluted	19,465	19,197

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(16,780)	$(18,382)
Other comprehensive (loss) income, net of tax and reclassification adjustments:
Foreign currency translation	(895)	386
Net change in unrealized loss on available-for-sale debt securities	(103)	330
Other comprehensive (loss) income, net	(998)	716
Comprehensive loss	$(17,778)	$(17,666)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss	—	—	—	(16,780)	(16,780)
Other comprehensive loss, net	—	—	(998)	—	(998)
Issuance and exercise of stock-based awards	485	228	—	—	228
Stock-based compensation expense	—	1,675	—	—	1,675
Balance at May 4, 2024	20,318	$198,047	$(20,025)	$159,313	$337,335

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(18,382)	(18,382)
Other comprehensive income, net	—	—	716	—	716
Issuance and exercise of stock-based awards	293	275	—	—	275
Stock-based compensation expense	—	1,906	—	—	1,906
Repurchase of common stock	—	—	—	—	—
Balance at April 29, 2023	19,782	$190,599	$(19,077)	$220,321	$391,843

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(16,780)	$(18,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	5,561	5,379
Noncash lease expense	14,522	16,313
Deferred taxes	(2,590)	(2,912)
Stock-based compensation expense	1,675	1,906
Impairment of long-lived assets	101	312
Other	525	375
Changes in operating assets and liabilities:
Receivables	1,077	1,030
Inventories	(18,876)	(13,091)
Prepaid expenses and other assets	1,754	(925)
Trade accounts payable	21,763	18,868
Accrued payroll and payroll taxes	(1,458)	2,087
Income taxes payable	(797)	(301)
Operating lease liabilities	(17,276)	(18,609)
Other liabilities	(7,778)	(4,929)
Net cash used in operating activities	(18,577)	(12,879)
Cash flows from investing activities:
Additions to fixed assets	(2,546)	(5,438)
Purchases of marketable securities	(1,967)	(1,850)
Sales and maturities of marketable securities and other investments	12,510	5,571
Net cash provided by (used in) investing activities	7,997	(1,717)
Cash flows from financing activities:
Proceeds from revolving credit facilities	3,220	1,549
Payments on revolving credit facilities	(3,220)	(1,549)
Proceeds from issuance and exercise of stock-based awards	358	460
Payments for tax withholdings on equity awards	(130)	(185)
Net cash provided by financing activities	228	275
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(245)	(509)
Net decrease in cash, cash equivalents, and restricted cash	(10,597)	(14,830)
Cash, cash equivalents, and restricted cash, beginning of period	94,284	88,453
Cash, cash equivalents, and restricted cash, end of period	$83,687	$73,623
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$654	$536
Accrual for purchases of fixed assets	2,094	2,323

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At May 4, 2024, we operated 751 stores; 593 in the United States (“U.S.”), 86 in Europe, 47 in Canada, and 25 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended May 4, 2024 and April 29, 2023 were 13-week periods.

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

The financial data at February 3, 2024 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 3, 2024, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

Reclassifications—Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the consolidated statements of loss.

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

Restricted Cash—Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other current assets and other long-term assets on our condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	May 4, 2024	February 3, 2024
Cash and cash equivalents	$74,864	$88,875
Restricted cash included in other current assets and other long-term assets	8,823	5,409
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$83,687	$94,284

Restricted cash included in other current assets and other long-term assets represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Recent Accounting Standards—We review recent account pronouncements on a quarterly basis and have excluded discussion of those that are not applicable and those that we determined did not have, or are not expected to have, a material impact on the condensed consolidated financial statements.

Global Anti-Base Erosion Model Rules ("Pillar Two")

The Organization for Economic Co-operation and Development ("OECD") has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in fiscal year 2024 and further rules becoming effective beginning in fiscal year 2025. These rules are not expected to materially impact the Company’s Consolidated Financial Statements, considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum rate. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
United States	$133,873	$135,549
Europe	29,569	33,511
Canada	8,826	8,434
Australia	5,120	5,393
Net sales	$177,388	$182,887

Net sales for the three months ended May 4, 2024 had no material affect from changes in foreign exchange rates, which consist of a $0.2 million increase in Europe, offset by a $0.2 million decrease in Australia. $-

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $3.2 million at May 4, 2024 and $4.3 million at February 3, 2024, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million and $1.0 million at May 4, 2024 and February 3, 2024, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 4, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,940	$—	$—	$15,940
Money market funds	19,921	—	—	19,921
U.S. treasury and government agency securities	5,663	—	—	5,663
Corporate debt securities	33,348	—	(8)	33,340
Total cash and cash equivalents	74,872	—	(8)	74,864
Marketable securities:
U.S. treasury and government agency securities	16,912	—	(3,247)	13,665
Corporate debt securities	36,564	—	(685)	35,879
State and local government securities	6,025	—	(49)	5,976
Certificate of deposits	11,607	—	—	11,607
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$75,738	$—	$(3,981)	$71,757

	February 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,188	$—	$—	$38,188
Money market funds	11,322	—	—	11,322
Corporate debt securities	39,374	—	(9)	39,365
Total cash and cash equivalents	88,884	—	(9)	88,875
Marketable securities:
U.S. treasury and government agency securities	17,610	—	(2,834)	14,776
Corporate debt securities	41,218	1	(948)	40,271
Certificates of deposit	16,607	—	—	16,607
State and local government securities	6,525	—	(105)	6,420
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$86,590	$1	$(3,887)	$82,704

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 4, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$28,155	$(8)	$—	$—	$28,155	$(8)
Total cash and cash equivalents	28,155	(8)	—	—	28,155	(8)
Marketable securities:
U.S. treasury and government agency securities	—	—	13,665	(3,247)	13,665	(3,247)
Corporate debt securities	—	—	31,286	(685)	31,286	(685)
State and local government securities	—	—	5,976	(49)	5,976	(49)
Total marketable securities	$—	$—	$50,927	$(3,981)	$50,927	$(3,981)

	February 3, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$29,093	$(9)	$—	$—	$29,093	$(9)
Total cash and cash equivalents	29,093	(9)	—	—	29,093	(9)
Marketable securities:
U.S. treasury and government agency securities	—	—	14,777	(2,834)	14,777	(2,834)
Corporate debt securities	—	—	37,878	(948)	37,878	(948)
State and local government securities	—	—	6,420	(105)	6,420	(105)
Total marketable securities	$—	$—	$59,075	$(3,887)	$59,075	$(3,887)

4. Leases

At May 4, 2024, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to twelve years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating lease expense	$16,638	$17,766
Variable lease expense	3,377	3,052
Total lease expense (1)	$20,015	$20,818

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(17,276)	$(18,609)
Right-of-use assets obtained in exchange for new operating lease liabilities	17,840	10,076

Weighted-average remaining lease term and discount rate were as follows:

	May 4, 2024	April 29, 2023
Weighted-average remaining lease term	4.9	5.0
Weighted-average discount rate	3.9%	2.6%

At May 4, 2024, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2024	$50,343
Fiscal 2025	58,819
Fiscal 2026	38,775
Fiscal 2027	29,418
Fiscal 2028	19,597
Thereafter	38,661
Total minimum lease payments	235,613
Less: interest	(21,382)
Present value of lease obligations	214,231
Less: current portion	(59,191)
Long-term lease obligations (1)	$155,040

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At May 4, 2024, we have excluded from the table above $3.4 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2024.

5. Commitments and Contingencies

Purchase Commitments—At May 4, 2024, we had outstanding purchase orders to acquire merchandise from vendors of $221.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at May 4, 2024 and February 3, 2024 was $1.5 million and $1.7 million, respectively.

6. Revolving Credit Facilities and Debt

We were previously parties to a Credit Agreement with Wells Fargo Bank, N.A. (the “Bank”) that provided us with a senior secured credit facility (“credit facility”) for working capital and other general corporate purposes of up to $25.0 million through December 1, 2024. Effective as of May 3, 2024 (the “Termination Date”), we terminated the Credit Agreement with the Bank. There were no borrowings or open commercial letters of credit outstanding under the credit facility as of the Termination Date. At the time of the Termination Date, there were $3.4 million in issued, but undrawn, standby letters of credit that are being transitioned to restricted deposits with the Bank.

There were no early termination penalties incurred by us in connection with the termination of the Credit Agreement. As referenced above, there were no borrowings or open commercial letters of credit outstanding under the credit facility and we believe that our significant sources of liquidity continue to be funds generated by our operating activities and available cash, cash equivalents and current marketable securities. Termination of the Credit Agreement allows us to discontinue paying an unused commitment fee of 0.50% of the credit facility amount per annum.

There were no borrowings outstanding under the credit facility at February 3, 2024. We had no open commercial letters of credit outstanding as of February 3, 2024. We had $3.5 million in issued, but undrawn, standby letters of credit at February 3, 2024.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 4, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,921	$—	$—
U.S. treasury and government agency securities	—	$5,663	—
Corporate debt securities	—	33,340	—
Marketable securities:
U.S. treasury and government agency securities	—	13,665	—
Corporate debt securities	—	35,879	—
Certificates of deposit	—	11,607
State and local government securities	—	5,976	—
Variable-rate demand notes	—	4,630	—
Long-term assets:
Money market funds	8,823	—	—
Total	$28,744	$110,760	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,322	$—	$—
Corporate debt securities	—	39,365	—
Marketable securities:
U.S. treasury and government agency securities	—	14,776	—
Corporate debt securities	—	40,271	—
Certificates of deposit	—	16,607	—
State and local government securities	—	6,420	—
Variable-rate demand notes	—	4,630	—
Other long-term assets:	—	—	—
Money market funds	5,409	—	—
Total	$16,731	$122,069	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended May 4, 2024, we recognized $0.1 million in impairment losses related to fixed assets and no impairment losses related to operating lease right-of-use assets. During the three months ended April 29, 2023, we recognized $0.2 million in impairment losses related to fixed assets and $0.1 million in impairment losses related to operating lease right-of-use assets.

8. Stockholders’ Equity

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (2)	Net unrealized losses on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended May 4, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive loss, net (1)	(895)	(103)	(998)
Balance at May 4, 2024	$(17,041)	$(2,984)	$(20,025)
Three months ended April 29, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive income, net (1)	386	330	716
Balance at April 29, 2023	$(14,715)	$(4,362)	$(19,077)

(1)
Other comprehensive loss before reclassifications was $0.1 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended May 4, 2024. Other comprehensive income before reclassifications was $0.3 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended April 29, 2023. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss were less than $0.1 million for the three months ended May 4, 2024 and April 29, 2023, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Cost of goods sold	$370	$392
Selling, general and administrative expenses	1,305	1,514
Total stock-based compensation expense	$1,675	$1,906

At May 4, 2024, there was $13.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2024	495	$26.14
Granted	459	$13.34
Vested	(171)	$27.86
Forfeited	(5)	$23.10
Outstanding at May 4, 2024	778	$18.23	$12,481

We had 0.6 million stock options outstanding at May 4, 2024 with a grant date weighted average exercise price of $22.15 and 0.4 million stock options outstanding at February 3, 2024 with a grant date weighted average exercise price of $26.51.

10. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(16,780)	$(18,382)
Weighted average common shares for basic loss per share:	19,465	19,197
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	19,465	19,197
Basic loss per share	$(0.86)	$(0.96)
Diluted loss per share	$(0.86)	$(0.96)

There were 0.6 million and 0.4 million anti-dilutive common shares related to stock-based awards for the three months ended May 4, 2024 and April 29, 2023, respectively.

11. Subsequent Event

On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2025, unless the time period is extended or shortened by the Board of Directors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 14, 2024 and in this Form 10-Q.

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

Fiscal 2024 is the 52-week period ending February 1, 2025. Fiscal 2023 was the 53-week period ending February 3, 2024. The first three months of fiscal 2024 was the 13-week period ended May 4, 2024. The first three months of fiscal 2023 was the 13-week period ended April 29, 2023.

“Zumiez,” the “Company,” “we,” “us,” “its,” “our” and similar references refer to Zumiez Inc. and its wholly-owned subsidiaries.

General

Net sales constitute gross sales (net of actual and estimated returns and deductions for promotions) and shipping revenue. Net sales include our store sales and our ecommerce sales. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized based on our historical redemption rate in proportion to the pattern of rights exercised by the customer.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2023 and 2024. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2023 and the first three months of fiscal 2024.

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended
	May 4, 2024	April 29, 2023
Net sales	100.0%	100.0%
Cost of goods sold	70.7	73.0
Gross profit	29.3	27.0
Selling, general and administrative expenses	40.6	38.7
Operating loss	(11.3)	(11.7)
Interest and other income, net	0.3	0.2
Loss before income taxes	(11.0)	(11.5)
Benefit from income taxes	(1.6)	(1.4)
Net loss	(9.4)%	(10.1)%

Three Months (13 weeks) Ended May 4, 2024 Compared With Three Months (13 weeks) Ended April 29, 2023

Net Sales

Net sales were $177.4 million for the three months ended May 4, 2024 compared to $182.9 million for the three months ended April 29, 2023, a decrease of $5.5 million or 3.0%. While overall sales trends have continued in a positive trajectory, we continued to see sales declines in each market we do business. Overall, softer sales were primarily driven by continued inflationary pressures on the consumer, continued challenges in competition for the discretionary dollar and tougher trends in certain categories of our business. By region, North America sales decreased $1.3 million or 0.9% and other international sales (which consists of Europe and Australia sales) decreased $4.2 million or 10.8% for the three months ended May 4, 2024 compared to the three months ended April 29, 2023. Foreign exchange rates were not material for the three months ended May 4, 2024 compared to the three months ended April 29, 2023.

Net sales included a decrease in transactions and an increase in dollars per transaction. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by a decrease in hardgoods, followed by accessories, and footwear, partially offset by men's clothing and women's clothing.

Gross Profit

Gross profit was $51.9 million for the three months ended May 4, 2024 compared to $49.4 million for the three months ended April 29, 2023, an increase of $2.5 million, or 5.1%. As a percent of net sales, gross profit increased 230 basis points for the three months ended May 4, 2024 to 29.3%. The increase was primarily driven by a 70 basis point increase in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), a 70 basis point leverage in web shipping costs, a 20 basis point leverage in distribution center costs, a 20 basis point leverage store occupancy costs and 60 basis point benefit related to a mix shift away from service and related shipping revenue in the prior year results which carried a negative margin during the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $72.1 million for the three months ended May 4, 2024 compared to $70.7 million for the three months ended April 29, 2023, an increase of $1.4 million, or 1.9%. SG&A expenses as a percent of net sales increased 190 basis points for the three months ended May 4, 2024 to 40.6%. The increase was primarily driven by 60 basis points increase in annual incentive compensation, 40 basis points due to store wages tied to both deleverage on lower sales as well as rate increase that we could not offset by reduction of hours, 50 basis points due timing of employee training, and 50 basis points in non-store wages.

Net Loss

Net loss for the three months ended May 4, 2024 was $16.8 million, or $0.86 loss per diluted share, compared with net loss of $18.4 million, or $0.96 loss per diluted share, for the three months ended April 29, 2023. Our effective income tax rate for the three months ended May 4, 2024 was a 14.4% benefit from income taxes compared to a 12.6% benefit from income taxes for the three months ended April 29, 2023.

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

During fiscal 2024, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 10 new stores we remain on track to open in fiscal 2024 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2024 will not be different from the number of stores we plan to open, or that actual fiscal 2024 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities decreased by $5.7 million to $18.6 million used in operating activities for the three months ended May 4, 2024 from $12.9 million used in operating activities for the three months ended April 29, 2023. Net cash used in operating activities was $18.6 million for the three months ended May 4, 2024 related to $21.6 million in unfavorable changes in our operating assets and liabilities and a $16.8 million net loss, excluding $19.8 million of noncash charges included within net loss for the period. Net cash used in operating activities was $12.9 million for the three months ended April 29, 2023 related to $15.9 million in unfavorable changes in our operating assets and liabilities and a $18.4 million net loss, excluding $21.4 million of noncash charges included within net loss for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $8.0 million for the three months ended May 4, 2024 related to $2.5 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $10.5 million in net sales of marketable securities. Net cash used in investing activities was $1.7 million for the three months ended April 29, 2023, related to $5.4 million of capital expenditures primarily for new store openings and existing store remodels or relocation, partially offset by $3.7 million in net sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended May 4, 2024 was $0.2 million, related $0.4 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.1 million in payments for tax withholding obligations upon vesting of restricted stock. Net cash used in financing activities for the three months ended April 29, 2023 was $0.3 million, related $0.5 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash, cash equivalents and current marketable securities. We expect these sources of liquidity will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond this time frame, if cash flows from operations are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Additionally, we previously maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility was available for working capital and other general corporate purposes and provided for the issuance of standby and commercial letters of credit. The credit facility was secured by a first-priority security interest in substantially all personal property (but not the real property) of the borrowers and guarantors. The credit agreement was cancelled on May 3, 2024. Outstanding line of credits were transitioned to a cash backed status using restricted cash accounts.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 3, 2024. We had $3.5 million in issued, but undrawn, standby letters of credit at February 3, 2024. As of May 4, 2024 the open standby letters of credit are backed by restricted cash deposits at the bank.

At May 4, 2024, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

We depend on cash flow from operations to fund our current operations and our growth strategy, including the payment of our operating leases, wages, store operation costs and other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under a credit facility or from other sources, we may not be able to pay our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could have a material adverse effect on our business.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at May 4, 2024 has not significantly changed since February 3, 2024. Our market risk profile at February 3, 2024 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 4, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 4, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 3, 2024. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 4, 2024 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 4, 2024 - March 2, 2024	—	$—	—	$—
March 3, 2024 - April 6, 2024	8,782	$14.69	—	$—
April 7, 2024 - May 4, 2024 (2)	—	$—	—	$—
Total	8,782		—

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. There was no authorized share repurchase program during the thirteen weeks ended May 4, 2024.
(2)
During the thirteen weeks ended May 4, 2024, 8,782 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 4, 2024 (unaudited) and February 3, 2024; (ii) Unaudited Condensed Consolidated Statements of loss for the three months ended May 4, 2024 and April 29, 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 4, 2024 and April 29, 2023; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2024 and April 29, 2023; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2024 and April 29, 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 10, 2024	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)