Form 10-Q
period 2024-08-03
Zumiez Inc
filed 2024-09-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2024

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

At August 31, 2024, there were 19,141,409 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2024	February 3, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65,766	$88,875
Marketable securities	61,194	82,704
Receivables	23,129	13,780
Inventories	158,753	128,827
Prepaid expenses and other current assets	17,939	12,401
Total current assets	326,781	326,587
Fixed assets, net	87,573	90,508
Operating lease right-of-use assets	203,744	196,775
Goodwill	15,358	15,374
Intangible assets, net	14,196	14,200
Deferred tax assets, net	9,928	8,623
Other long-term assets	11,947	12,159
Total long-term assets	342,746	337,639
Total assets	$669,527	$664,226

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$75,016	$38,885
Accrued payroll and payroll taxes	20,517	18,431
Operating lease liabilities	62,759	60,885
Other current liabilities	22,472	25,886
Total current liabilities	180,764	144,087
Long-term operating lease liabilities	161,663	159,877
Other long-term liabilities	7,296	7,052
Total long-term liabilities	168,959	166,929
Total liabilities	349,723	311,016
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,360 shares issued and outstanding at August 3, 2024 and 19,833 shares issued and outstanding at February 3, 2024	199,763	196,144
Accumulated other comprehensive loss	(18,844)	(19,027)
Retained earnings	138,885	176,093
Total shareholders’ equity	319,804	353,210
Total liabilities and shareholders’ equity	$669,527	$664,226

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$210,179	$194,438	$387,567	$377,325
Cost of goods sold	138,385	132,760	263,874	266,290
Gross profit	71,794	61,678	123,693	111,035
Selling, general and administrative expenses	72,187	72,171	144,240	142,881
Operating loss	(393)	(10,493)	(20,547)	(31,846)
Interest income, net	1,128	775	2,449	1,632
Other (expense) income, net	(179)	423	(946)	(118)
Income (loss) before income taxes	556	(9,295)	(19,044)	(30,332)
Benefit from (provision for) income taxes	1,403	(786)	(1,417)	(3,441)
Net loss	$(847)	$(8,509)	$(17,627)	$(26,891)
Basic loss per share	$(0.04)	$(0.44)	$(0.91)	$(1.40)
Diluted loss per share	$(0.04)	$(0.44)	$(0.91)	$(1.40)
Weighted average shares used in computation of loss per share:
Basic	19,284	19,311	19,375	19,254
Diluted	19,284	19,311	19,375	19,254

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(847)	$(8,509)	$(17,627)	$(26,891)
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation	184	385	(712)	771
Net change in fair value of available-for-sale debt securities	997	135	895	465
Other comprehensive income, net	1,181	520	183	1,236
Comprehensive income (loss)	$334	$(7,989)	$(17,444)	$(25,655)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 4, 2024	20,318	$198,047	$(20,025)	$159,313	$337,335
Net loss	—	—	—	(847)	(847)
Other comprehensive income, net	—	—	1,181	—	1,181
Issuance and exercise of stock-based awards	(13)	(2)	—	—	(2)
Stock-based compensation expense	—	1,718	—	—	1,718
Repurchase of common stock	(945)	—	—	(19,581)	(19,581)
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at April 29, 2023	19,782	$190,599	$(19,077)	$220,321	$391,843
Net income	—	—	—	(8,509)	(8,509)
Other comprehensive income, net	—	—	520	—	520
Issuance and exercise of stock-based awards	27	—	—	—	—
Stock-based compensation expense	—	1,570	—	—	1,570
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss	—	—	—	(17,627)	(17,627)
Other comprehensive income, net	—	—	183	—	183
Issuance and exercise of stock-based awards	472	228	—	—	228
Stock-based compensation expense	—	3,391	—	—	3,391
Repurchase of common stock	(945)	—	—	(19,581)	(19,581)
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(26,891)	(26,891)
Other comprehensive income, net	—	—	1,236	—	1,236
Issuance and exercise of stock-based awards	320	275	—	—	275
Stock-based compensation expense	—	3,476	—	—	3,476
Repurchase of common stock	—	—	—	—	—
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(17,627)	$(26,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	11,052	10,881
Noncash lease expense	32,169	34,380
Deferred taxes	(1,688)	(4,060)
Stock-based compensation expense	3,391	3,476
Impairment of long-lived assets	298	338
Other	949	84
Changes in operating assets and liabilities:
Receivables	(7,067)	(1,113)
Inventories	(30,665)	(21,721)
Prepaid expenses and other assets	(937)	(3,807)
Trade accounts payable	34,650	30,150
Accrued payroll and payroll taxes	2,102	(1,676)
Income taxes payable	(1,346)	(1,044)
Operating lease liabilities	(36,817)	(38,783)
Other liabilities	(3,886)	(4,480)
Net cash used in operating activities	(15,422)	(24,266)
Cash flows from investing activities:
Additions to fixed assets	(6,266)	(11,879)
Purchases of marketable securities	(1,967)	(1,850)
Sales and maturities of marketable securities and other investments	24,145	12,284
Net cash provided by (used in) investing activities	15,912	(1,445)
Cash flows from financing activities:
Proceeds from revolving credit facilities	3,220	25,682
Payments on revolving credit facilities	(3,220)	(25,682)
Proceeds from issuance and exercise of stock-based awards	357	460
Payments for tax withholdings on equity awards	(130)	(185)
Repurchase of common stock, including taxes	(19,581)	—
Net cash (used in) provided by financing activities	(19,354)	275
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(213)	179
Net decrease in cash, cash equivalents, and restricted cash	(19,077)	(25,257)
Cash, cash equivalents, and restricted cash, beginning of period	94,284	88,453
Cash, cash equivalents, and restricted cash, end of period	$75,207	$63,196
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$1,805	$1,520
Accrual for purchases of fixed assets	3,326	1,784
Accrual for repurchase of common stock	479	—

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At August 3, 2024, we operated 750 stores; 592 in the United States (“U.S.”), 86 in Europe, 46 in Canada, and 26 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended August 3, 2024 and July 29, 2023 were 13-week periods. The six months ended August 3, 2024 and July 29, 2023 were 26-week periods.

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

	August 3, 2024	February 3, 2024
Cash and cash equivalents	$65,766	$88,875
Restricted cash included in other current assets and other long-term assets	9,441	5,409
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$75,207	$94,284

As of August 3, 2024, restricted cash included in other current assets and other long-term assets amounted to $4.0 million and $5.4 million, respectively. As of July 29, 2023, restricted cash amounting to $5.4 million were all classified as other long-term assets Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Effective as of May 3, 2024, we terminated the Credit Agreement and standby letters of credit have been transitioned to restricted deposits with the Bank. See Note 6 Revolving Credit Facilities and Debt for details of termination.

Recent Accounting Standards—We review recent account pronouncements on a quarterly basis and have excluded discussion of those that are not applicable and those that we determined did not have, or are not expected to have, a material impact on the condensed consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures around significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The ASU requires public entities to adopt this new guidance on a retrospective basis. The Company is currently evaluating the effect that the new ASU will have on its disclosures and expects to adopt effective for fiscal 2025.

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of income taxes paid and the effective rate reconciliation. The ASU is effective for fiscal years beginning after December 15, 2024.The Company is currently evaluating the effect that the new ASU will have on its disclosures and expects to adopt effective for fiscal 2025.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in fiscal year 2024 and further rules becoming effective beginning in fiscal year 2025. These rules are not expected to materially impact the Company’s Consolidated Financial Statements, considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum rate. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
United States	$166,186	$149,991	$300,057	$285,541
Europe	28,320	29,488	57,890	62,999
Canada	10,148	9,682	18,974	18,116
Australia	5,525	5,277	10,646	10,669
Net sales	$210,179	$194,438	$387,567	$377,325

Net sales for the three months ended August 3, 2024 included a $0.6 million increase due to the change in foreign exchange rates, which consisted of a $0.3 million increase in Europe, and a $0.3 million increase in Canada. Net sales for the six months ended August 3, 2024 included a $0.7 million increase due to the change in foreign exchange rates, which consisted of a $0.3 million increase in Canada, a $0.2 million increase in Europe and a $0.2 million increase in Australia.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.7 million at August 3, 2024 and $4.3 million at February 3, 2024, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million and $1.0 million at August 3, 2024 and February 3, 2024, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$31,499	$—	$—	$31,499
Money market funds	31,375	—	—	31,375
Corporate debt securities	2,892	—	—	2,892
Total cash and cash equivalents	65,766	—	—	65,766
Marketable securities:
U.S. treasury and government agency securities	16,199	—	(2,282)	13,917
Corporate debt securities	24,241	—	(359)	23,882
State and local government securities	1,400	—	(13)	1,387
Certificate of deposits	18,568	—	—	18,568
Variable-rate demand notes	3,440	—	—	3,440
Total marketable securities	$63,848	$—	$(2,654)	$61,194

	February 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,188	$—	$—	$38,188
Money market funds	11,322	—	—	11,322
Corporate debt securities	39,374	—	(9)	39,365
Total cash and cash equivalents	88,884	—	(9)	88,875
Marketable securities:
U.S. treasury and government agency securities	17,610	—	(2,834)	14,776
Corporate debt securities	41,218	1	(948)	40,271
State and local government securities	6,525	—	(105)	6,420
Certificates of deposit	16,607	—	—	16,607
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$86,590	$1	$(3,887)	$82,704

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 3, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	—	—	13,917	(2,282)	13,917	(2,282)
Corporate debt securities	—	—	22,881	(359)	22,881	(359)
State and local government securities	—	—	1,387	(13)	1,387	(13)
Total marketable securities	$—	$—	$38,185	$(2,654)	$38,185	$(2,654)

	February 3, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$29,093	$(9)	$—	$—	$29,093	$(9)
Total cash and cash equivalents	29,093	(9)	—	—	29,093	(9)
Marketable securities:
U.S. treasury and government agency securities	—	—	14,777	(2,834)	14,777	(2,834)
Corporate debt securities	—	—	37,878	(948)	37,878	(948)
State and local government securities	—	—	6,420	(105)	6,420	(105)
Total marketable securities	$—	$—	$59,075	$(3,887)	$59,075	$(3,887)

4. Leases

At August 3, 2024, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease expense	$20,174	$19,864	$36,812	$37,630
Variable lease expense	1,256	728	4,633	3,780
Total lease expense (1)	$21,430	$20,592	$41,445	$41,410

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(36,817)	$(38,783)
Right-of-use assets obtained in exchange for new operating lease liabilities	46,978	32,900

Weighted-average remaining lease term and discount rate were as follows:

	August 3, 2024	July 29, 2023
Weighted-average remaining lease term	4.8	4.9
Weighted-average discount rate	4.3%	2.9%

At August 3, 2024, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2024	$35,556
Fiscal 2025	67,139
Fiscal 2026	45,876
Fiscal 2027	35,437
Fiscal 2028	21,466
Fiscal 2029	12,932
Thereafter	30,220
Total minimum lease payments	248,626
Less: interest	(24,204)
Present value of lease obligations	224,422
Less: current portion	(62,759)
Long-term lease obligations (1)	$161,663

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At August 3, 2024, we have excluded from the table above $1.1 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2024.

5. Commitments and Contingencies

Purchase Commitments—At August 3, 2024, we had outstanding purchase orders to acquire merchandise from vendors of $231.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at August 3, 2024 and February 3, 2024 was $1.4 million and $1.7 million, respectively.

6. Revolving Credit Facilities and Debt

We were previously parties to a Credit Agreement with Wells Fargo Bank, N.A. (the “Bank”) that provided us with a senior secured credit facility (“credit facility”) for working capital and other general corporate purposes of up to $25.0 million through December 1, 2024. Effective as of May 3, 2024 (the “Termination Date”), we terminated the Credit Agreement with the Bank. There were no borrowings or open commercial letters of credit outstanding under the credit facility as of the Termination Date. At the time of the Termination Date, there were $3.4 million in issued, but undrawn, standby letters of credit that have been transitioned to restricted deposits with the Bank.

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

There were no borrowings outstanding under the credit facility at February 3, 2024. We had open commercial letters of credit outstanding of less than $0.5 million at August 3, 2024 and no open commercial letters of credit outstanding as of February 3, 2024. We had $2.7 million in issued, but undrawn, standby letters of credit at August 3, 2024 and $3.5 million in issued, but undrawn, standby letters of credit at February 3, 2024

7. Fair Value Measurements

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,375	$—	$—
Corporate debt securities	—	2,892	—
Marketable securities:
U.S. treasury and government agency securities	—	13,917	—
Corporate debt securities	—	23,882	—
Certificates of deposit	—	18,568
State and local government securities	—	1,387	—
Variable-rate demand notes	—	3,440	—
Long-term assets:
Money market funds	9,441	—	—
Total	$40,816	$64,086	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,322	$—	$—
Corporate debt securities	—	39,365	—
Marketable securities:
U.S. treasury and government agency securities	—	14,776	—
Corporate debt securities	—	40,271	—
Certificates of deposit	—	16,607	—
State and local government securities	—	6,420	—
Variable-rate demand notes	—	4,630	—
Other long-term assets:	—	—	—
Money market funds	5,409	—	—
Total	$16,731	$122,069	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended August 3, 2024, we recognized $0.1 in impairment losses related to fixed assets and no material impairment for three months ended July 29, 2023. During the six months ended August 3, 2024, we recognized $0.2 million in impairment losses related to fixed assets and $0.3 impairment losses for six months ended July 29, 2023. During the three and six months ended August 3, 2024, we recognized $0.1 million in impairment losses related to operating lease right-of-use assets. During the three months ended July 29, 2023, we recognized no material impairment losses related to operating lease right-of-use assets. During the six months ended July 29, 2023, we recognized $0.1 million in impairment losses related to operating lease right-of-use assets.

8. Stockholders’ Equity

Share Repurchase—On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2025, unless the time period is extended or shortened by the Board of Directors. As of August 3, 2024, there remains $5.6 million available to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during the six months ended August 3, 2024 (in thousands, except per share amounts):

Number of shares repurchased	945
Average price per share of repurchased shares (with commission)	$20.55
Total cost of shares repurchased	$19,421

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale debt securities	Accumulated other comprehensive loss
Three months ended August 3, 2024:
Balance at May 4, 2024	$(17,042)	$(2,983)	$(20,025)
Other comprehensive income, net (1)	184	997	1,181
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)
Three months ended July 29, 2023:
Balance at April 29, 2023	$(14,715)	$(4,362)	$(19,077)
Other comprehensive income, net (1)	385	135	520
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)

	Foreign currency translation adjustments (3)	Net unrealized losses on available-for- sale investments	Accumulated other comprehensive loss
Six months ended August 3, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive income (loss), net (2)	(712)	895	183
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)
Six months ended July 29, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive income, net (2)	771	465	1,236
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)

(1)
Other comprehensive loss before reclassifications was $0.1 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended August 3, 2024. Other comprehensive income before reclassifications was $0.1 million, net of taxes for net unrealized losses on available-for-sale investments for the three months ended July 29, 2023. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended August 3, 2024 and July 29, 2023, respectively.

(2)
Other comprehensive income before reclassifications was $0.9 million, net of taxes for net unrealized losses on available-for-sale investments for the six months ended August 3, 2024. Other comprehensive income before reclassifications was $0.5 million, net of taxes for net unrealized losses on available-for-sale investments for the six months ended July 29, 2023.

There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the six months ended August 3, 2024 and July 29, 2023, respectively.

(3)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.

9. Equity Awards

We maintain several equity incentive plans under which we may grant incentive stock options, non-qualified stock options, stock bonuses, restricted stock awards, restricted stock units and stock appreciation rights to employees (including officers), non-employee directors and consultants.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cost of goods sold	$370	$382	$740	$774
Selling, general and administrative expenses	1,348	1,188	2,651	2,702
Total stock-based compensation expense	$1,718	$1,570	$3,391	$3,476

At August 3, 2024, there was $12.5 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2024	495	$26.14
Granted	495	$13.74
Vested	(212)	$25.67
Forfeited	(28)	$20.76
Outstanding at August 3, 2024	750	$18.29	$18,085

We had 0.6 million stock options outstanding at August 3, 2024 with a grant date weighted average exercise price of $22.15 and 0.4 million stock options outstanding at February 3, 2024 with a grant date weighted average exercise price of $26.51.

10. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(847)	$(8,509)	$(17,627)	$(26,891)
Weighted average common shares for basic loss per share:	19,284	19,311	19,375	19,254
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted loss per share:	19,284	19,311	19,375	19,254
Basic loss per share	$(0.04)	$(0.44)	$(0.91)	$(1.40)
Diluted loss per share	$(0.04)	$(0.44)	$(0.91)	$(1.40)

There were 0.6 million and 0.4 million anti-dilutive common shares related to stock-based awards for the three months ended August 3, 2024 and July 29, 2023, respectively. There were 0.7 million and 0.5 million anti-dilutive common shares related to stock-based awards for the six months ended August 3, 2024 and July 29, 2023, respectively.

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

Fiscal 2024 is the 52-week period ending February 1, 2025. Fiscal 2023 was the 53-week period ending February 3, 2024. The first six months of fiscal 2024 was the 26-week period ended August 3, 2024. The first six months of fiscal 2023 was the 26-week period ended July 29, 2023.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2023 and 2024. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2023 and the first six months of fiscal 2024.

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8	68.3	68.1	70.6
Gross profit	34.2	31.7	31.9	29.4
Selling, general and administrative expenses	34.4	37.1	37.2	37.8
Operating loss	(0.2)	(5.4)	(5.3)	(8.4)
Interest and other income, net	0.5	0.6	0.4	0.4
Loss before income taxes	0.3	(4.8)	(4.9)	(8.0)
Benefit from income taxes	0.7	(0.4)	(0.4)	(0.9)
Net loss	(0.4)%	(4.4)%	(4.5)%	(7.1)%

Three Months (13 weeks) Ended August 3, 2024 Compared With Three Months (13 weeks) Ended July 29, 2023

Net Sales

Net sales were $210.2 million for the three months ended August 3, 2024 compared to $194.4 million for the three months ended July 29, 2023, an increase of $15.8 million or 8.1%. The increase in sales was driven by a calendar shift including an additional week of back-to-school season during the second quarter worth 5.3% of the sales growth and sales increases in our North America business that were offset by unfavorable results in Europe. While overall sales trends have continued in a positive trajectory and our overall business improved, sales were still affected by continued inflationary pressures on the consumer and continued challenges in competition for the discretionary dollar. By region, North America sales increased $16.7 million or 10.4% and other international sales (which consists of Europe and Australia sales) decreased $0.9 million or 2.6% and for the three months ended August 3, 2024 compared to the three months ended July 29, 2023. Excluding the impact of changes in foreign exchange rates, North America sales increased $16.9 million or 10.6% and other international sales decreased $0.6 million or -1.7% for the three months ended August 3, 2024 compared to the three months ended July 29, 2023.

Comparable sales increased 3.6% for the three months ended August 3, 2024 driven by an increase in dollars per transaction that was offset by a decrease in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by an increase in men's clothing, women's clothing, followed by footwear, partially offset by accessories and hardgoods.

Gross Profit

Gross profit was $71.8 million for the three months ended August 3, 2024 compared to $61.7 million for the three months ended July 29, 2023, an increase of $10.1 million, or 16.4%. As a percent of net sales, gross profit increased 250 basis points for the three months ended August 3, 2024 to 34.2%. The increase was primarily driven by a 140 basis point leverage in store occupancy cost, a 90 basis point leverage in web shipping costs, and a 20 basis point leverage in distribution center costs while product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers) remained flat.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $72.2 million for both the three months ended August 3, 2024 and for the three months ended July 29, 2023. SG&A expenses as a percent of net sales decreased 280 basis points for the three months ended August 3, 2024 to 34.4%. The decrease was primarily driven by 100 basis points decrease in store wages tied to both leverage on higher sales as well as reduction of hours offset by rate increase, 80 basis points due to decrease in corporate costs, 50 basis points due to store costs not tied to wages primarily impacted by leverage on higher sales, 50 basis points due timing of employee training, 20 basis points leverage in non-store wages, partially offset by 30 basis point increase in annual incentive compensation.

Net Loss

Net loss for the three months ended August 3, 2024 was $0.8 million, or $0.04 loss per diluted share, compared with net loss of $8.5 million, or $0.44 loss per diluted share, for the three months ended July 29, 2023. Our effective income tax rate for the three months ended August 3, 2024 was a 252.1% provision for income taxes compared to an 8.5% benefit from income taxes for the three months ended July 29, 2023. The increase in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

Six Months (26 weeks) Ended August 3, 2024 Compared With Six Months (26 weeks) Ended July 29, 2023

Net Sales

Net sales were $387.6 million for the six months ended August 3, 2024, compared to $377.3 million for the six months ended July 29, 2023, an increase of $10.3 million or 2.7%. The increase in sales was driven by a calendar shift including an additional week of back-to-school season during the first half worth 3.1% of the sales growth. While overall sales trends have continued in a positive trajectory and certain categories of our business improved, sales were still affected by continued inflationary pressures on the consumer and continued challenges in competition for the discretionary dollar. By region, North America sales increased $15.4 million or 5.1% and other international sales (which consists of Europe and Australia sales) decreased $5.1 million or 7.0% and for the six months ended August 3, 2024, compared to the six months ended July 29, 2023. Excluding the impact of changes in foreign exchange rates, North

America sales increased $15.7 million or 5.2% and other international sales decreased $4.7 million or -6.4% for the six months ended August 3, 2024 compared to the six months ended July 29, 2023.

Comparable sales increased 0.8% for the six months ended August 3, 2024, driven by an increase in dollars per transaction that was offset by a decrease in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by an increase in men's clothing, women's clothing, followed by footwear, partially offset by accessories and hardgoods.

Gross Profit

Gross profit was $123.7 million for the six months ended August 3, 2024, compared to $111.0 million for the six months ended July 29, 2023, an increase of $12.7 million, or 11.4%. As a percent of net sales, gross profit increased 250 basis points for the six months ended August 3, 2024, to 31.9%. The increase was primarily driven by a 130 basis point leverage in web shipping costs, a 70 basis point leverage in store occupancy cost, and a 50 basis point leverage in distribution center costs, while product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers) remained flat.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $144.2 million for the six months ended August 3, 2024, compared to $142.9 million for the six months ended July 29, 2023, an increase of $1.3 million, or 0.9%. SG&A expenses as a percent of net sales decreased 70 basis points for the six months ended August 3, 2024, to 37.2%. The decrease was primarily driven by 50 basis points decrease in corporate costs, 30 basis points decrease in store wages tied to higher sales and reduction of store hours, 30 basis points due to store costs not tied to wages, partially offset by 40 basis point increase in annual incentive compensation.

Net Loss

Net loss for the six months ended August 3, 2024, was $17.6 million, or $0.91 loss per diluted share, compared with net loss of $26.9 million, or $1.40 loss per diluted share, for the six months ended July 29, 2023. Our effective income tax rate for the six months ended August 3, 2024, was a 7.4% benefit from income taxes compared to an 11.3% benefit from income taxes for the six months ended July 29, 2023.

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

During fiscal 2024, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 7 new stores we remain on track to open in fiscal 2024 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2024 will not be different from the number of stores we plan to open, or that actual fiscal 2024 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities decreased by $8.8 million to $15.4 million used in operating activities for the six months ended August 3, 2024 from $24.3 million used in operating activities for the six months ended July 29, 2023. Net cash used in operating activities was $15.4 million for the six months ended August 3, 2024 related to $44.0 million in unfavorable changes in our operating assets and liabilities and a $17.6 million net loss, excluding $46.2 million of noncash charges included within net loss for the period. Net cash used in operating activities was $24.3 million for the six months ended July 29, 2023 related to $42.5 million in unfavorable changes in our operating assets and liabilities and a $26.9 million net loss, excluding $45.1 million of noncash charges included within net loss for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $15.9 million for the six months ended August 3, 2024 related to $6.3 million of capital expenditures primarily for new store openings and existing store remodels or relocations, partially offset by $22.2 million in net sales of marketable securities. Net cash used in investing activities was $1.4 million for the six months ended July 29, 2023, related to $11.9 million of capital expenditures primarily for new store openings and existing store remodels or relocation, partially offset by $10.5 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended August 3, 2024 was $19.4 million, related $19.6 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.3 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the six months ended July 29, 2023 was $0.3 million, related $0.5 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

Additionally, we previously maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility was available for working capital and other general corporate purposes and provided for the issuance of standby and commercial letters of credit. The credit facility was secured by a first-priority security interest in substantially all personal property (but not the real property) of the borrowers and guarantors. The credit agreement was cancelled on May 4, 2024. Outstanding line of credits were transitioned to a cash backed status using restricted cash accounts.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 3, 2024. We had open commercial letters of credit outstanding of less than $0.5 at August 3, 2024 and no open commercial letters of credit outstanding as of February 3, 2024. We had $2.7 million in issued, but undrawn, standby letters of credit at August 3, 2024 and $3.5 million in issued, but undrawn, standby letters of credit at February 3, 2024. As of August 3, 2024 the open standby letters of credit are backed by restricted cash deposits at the bank.

At August 3, 2024, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at August 3, 2024 has not significantly changed since February 3, 2024. Our market risk profile at February 3, 2024 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 3, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended August 3, 2024 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 5, 2024 - June 1, 2024	—	$—	—	$—
June 2, 2024 - July 6, 2024	546	$19.01	546	$14,619
July 7, 2024 - August 3, 2024	399	$22.67	399	$5,578
Total	945		945

(1)

On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2025, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended August 3, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 3, 2024 (unaudited) and February 3, 2024; (ii) Unaudited Condensed Consolidated Statements of loss for the three and six months ended August 3, 2024 and July 29, 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended August 3, 2024 and July 29, 2023; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 3, 2024 and July 29, 2023; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2024 and July 29, 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 5, 2024	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)