Form 10-Q
period 2024-11-02
Zumiez Inc
filed 2024-12-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2024

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

At November 30, 2024, there were 19,172,788 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at November 2, 2024 (unaudited) and February 3, 2024	3

		Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended November 2, 2024 and October 28, 2023	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended November 2, 2024 and October 28, 2023	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2024 and October 28, 2023	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2024 and October 28, 2023	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

Signature			34

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2024	February 3, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,542	$88,875
Marketable securities	50,760	82,704
Receivables	14,927	13,780
Inventories	187,230	128,827
Prepaid expenses and other current assets	16,923	12,401
Total current assets	318,382	326,587
Fixed assets, net	84,783	90,508
Operating lease right-of-use assets	192,721	196,775
Goodwill	15,376	15,374
Intangible assets, net	14,224	14,200
Deferred tax assets, net	8,553	8,623
Other long-term assets	11,935	12,159
Total long-term assets	327,592	337,639
Total assets	$645,974	$664,226

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$72,537	$38,885
Accrued payroll and payroll taxes	18,965	18,431
Operating lease liabilities	59,084	60,885
Other current liabilities	19,527	25,886
Total current liabilities	170,113	144,087
Long-term operating lease liabilities	151,981	159,877
Other long-term liabilities	6,792	7,052
Total long-term liabilities	158,773	166,929
Total liabilities	328,886	311,016
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,171 shares issued and outstanding at November 2, 2024 and 19,833 shares issued and outstanding at February 3, 2024	201,853	196,144
Accumulated other comprehensive loss	(19,185)	(19,027)
Retained earnings	134,420	176,093
Total shareholders’ equity	317,088	353,210
Total liabilities and shareholders’ equity	$645,974	$664,226

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$222,475	$216,339	$610,042	$593,664
Cost of goods sold	144,161	143,135	408,035	409,425
Gross profit	78,314	73,204	202,007	184,239
Selling, general and administrative expenses	75,946	73,361	220,187	216,243
Operating income (loss)	2,368	(157)	(18,180)	(32,004)
Interest income, net	1,013	948	3,463	2,581
Other expense, net	(217)	(1,037)	(1,163)	(1,156)
Profit (loss), before income taxes	3,164	(246)	(15,880)	(30,579)
Provision for (benefit from) income taxes	2,005	1,985	587	(1,456)
Net income (loss)	$1,159	$(2,231)	$(16,467)	$(29,122)
Basic income (loss) per share	$0.06	$(0.12)	$(0.86)	$(1.51)
Diluted income (loss) per share	$0.06	$(0.12)	$(0.86)	$(1.51)
Weighted average shares used in computation of income (loss) per share
Basic	18,463	19,327	19,070	19,278
Diluted	18,881	19,327	19,070	19,278

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income (loss)	$1,159	$(2,231)	$(16,467)	$(29,122)
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation	(100)	(6,116)	(812)	(5,345)
Net change in fair value of marketable debt securities	(241)	326	654	791
Other comprehensive loss	(341)	(5,790)	(158)	(4,554)
Comprehensive income (loss)	$818	$(8,021)	$(16,625)	$(33,676)

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804
Net income	—	—	—	1,159	1,159
Other comprehensive loss, net	—	—	(341)	—	(341)
Issuance and exercise of stock-based awards	31	371	—	—	371
Stock-based compensation expense	—	1,719	—	—	1,719
Repurchase of common stock	(220)	—	—	(5,624)	(5,624)
Balance at November 2, 2024	19,171	$201,853	$(19,185)	$134,420	$317,088

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 29, 2023	19,809	$192,169	$(18,557)	$211,812	$385,424
Net loss	—	—	—	(2,231)	(2,231)
Other comprehensive loss, net	—	—	(5,790)	—	(5,790)
Issuance and exercise of stock-based awards	27	429	—	—	429
Stock-based compensation expense	—	1,632	—	—	1,632
Balance at October 28, 2023	19,836	$194,230	$(24,347)	$209,581	$379,464

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss		—	—	(16,467)	(16,467)
Other comprehensive loss, net	—	—	(158)	—	(158)
Issuance and exercise of stock-based awards	503	599	—	—	599
Stock-based compensation expense	—	5,110	—	—	5,110
Repurchase of common stock	(1,165)	—	—	(25,206)	(25,206)
Balance at November 2, 2024	19,171	$201,853	$(19,185)	$134,420	$317,088

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(29,122)	(29,122)
Other comprehensive loss, net	—	—	(4,554)	—	(4,554)
Issuance and exercise of stock-based awards	347	704	—	—	704
Stock-based compensation expense	—	5,108	—	—	5,108
Repurchase of common stock	—	—	—	—	—
Balance at October 28, 2023	19,836	$194,230	$(24,347)	$209,581	$379,464

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(16,467)	$(29,122)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation, amortization and accretion	16,507	16,209
Noncash lease expense	48,424	51,607
Deferred taxes	(324)	(3,014)
Stock-based compensation expense	5,110	5,108
Impairment of long-lived assets	535	925
Other	1,378	943
Changes in operating assets and liabilities:
Receivables	484	(1,767)
Inventories	(59,401)	(43,186)
Prepaid expenses and other assets	(152)	(273)
Trade accounts payable	31,956	34,270
Accrued payroll and payroll taxes	540	2,684
Income taxes payable	(578)	252
Operating lease liabilities	(55,565)	(52,656)
Other liabilities	(6,437)	(4,902)
Net cash used in operating activities	(33,990)	(22,922)
Cash flows from investing activities:
Additions to fixed assets	(10,012)	(16,210)
Purchases of marketable securities	(1,967)	(28,679)
Sales and maturities of marketable securities and other investments	34,077	34,506
Net cash provided by (used in) investing activities	22,098	(10,383)
Cash flows from financing activities:
Proceeds from revolving credit facilities	3,220	25,682
Payments on revolving credit facilities	(3,220)	(25,682)
Proceeds from issuance and exercise of stock-based awards	736	890
Payments for tax withholdings on equity awards	(130)	(185)
Repurchase of common stock, including taxes	(25,206)	—
Net cash (used in) provided by financing activities	(24,600)	705
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(242)	(1,643)
Net decrease in cash, cash equivalents, and restricted cash	(36,734)	(34,243)
Cash, cash equivalents, and restricted cash, beginning of period	94,284	88,453
Cash, cash equivalents, and restricted cash, end of period	$57,550	$54,210
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$1,961	$1,686
Accrual for purchases of fixed assets	2,218	2,780

See accompanying notes to condensed consolidated financial statements

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At November 2, 2024, we operated 752 stores; 592 in the United States (“U.S.”), 87 in Europe, 46 in Canada, and 27 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended November 2, 2024 and October 28, 2023 were 13-week periods. The nine months ended November 2, 2024 and October 28, 2023 were 39-week periods.

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

	November 2, 2024	February 3, 2024
Cash and cash equivalents	$48,542	$88,875
Restricted cash included in other current assets and other long-term assets	9,008	5,409
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$57,550	$94,284

As of November 2, 2024, restricted cash included in other current assets and other long-term assets amounted to $3.5 million and $5.5 million, respectively. As of October 28, 2023, restricted cash amounting to $5.4 million were all classified as other long-term assets Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

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

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect that the new ASU will have on its disclosures.

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
United States	$173,466	$169,530	$473,523	$455,071
Europe	30,000	29,536	87,890	92,535
Canada	13,312	12,056	32,286	30,172
Australia	5,697	5,217	16,343	15,886
Net sales	$222,475	$216,339	$610,042	$593,664

Net sales for the three months ended November 2, 2024 included a $0.9 million decrease due to the change in foreign exchange rates, which consisted of a $0.8 million decrease in Europe, and a $0.2 million decrease in Australia partially offset by a $0.1 million increase in Canada. Net sales for the nine months ended November 2, 2024 included a $0.2 million decrease due to the change in foreign exchange rates, which consisted of a decrease of $0.6 in Europe, partially offset by a $0.4 million increase in Canada.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.5 million at November 2, 2024 and $4.3 million at February 3, 2024, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million and $1.0 million at November 2, 2024 and February 3, 2024, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	November 2, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,637	$—	$—	$7,637
Money market funds	40,905	—	—	40,905
Total cash and cash equivalents	48,542	—	—	48,542
Marketable securities:
U.S. treasury and government agency securities	15,355	—	(2,777)	12,578
Corporate debt securities	18,232	—	(195)	18,037
State and local government securities	500	—	(3)	497
Certificate of deposits	16,208	—	—	16,208
Variable-rate demand notes	3,440	—	—	3,440
Total marketable securities	$53,735	$—	$(2,975)	$50,760

	February 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,188	$—	$—	$38,188
Money market funds	11,322	—	—	11,322
Corporate debt securities	39,374	—	(9)	39,365
Total cash and cash equivalents	88,884	—	(9)	88,875
Marketable securities:
U.S. treasury and government agency securities	17,610	—	(2,834)	14,776
Corporate debt securities	41,218	1	(948)	40,271
State and local government securities	6,525	—	(105)	6,420
Certificates of deposit	16,607	—	—	16,607
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$86,590	$1	$(3,887)	$82,704

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 2, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,577	$(2,777)	$12,577	$(2,777)
Corporate debt securities	—	—	17,037	(195)	17,037	(195)
State and local government securities	—	—	497	(3)	497	(3)
Total marketable securities	$—	$—	$30,111	$(2,975)	$30,111	$(2,975)

	February 3, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$29,093	$(9)	$—	$—	$29,093	$(9)
Total cash and cash equivalents	29,093	(9)	—	—	29,093	(9)
Marketable securities:
U.S. treasury and government agency securities	—	—	14,777	(2,834)	14,777	(2,834)
Corporate debt securities	—	—	37,878	(948)	37,878	(948)
State and local government securities	—	—	6,420	(105)	6,420	(105)
Total marketable securities	$—	$—	$59,075	$(3,887)	$59,075	$(3,887)

4. Leases

At November 2, 2024, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease expense	$18,537	$19,404	$55,349	$57,034
Variable lease expense	2,571	1,341	7,204	5,121
Total lease expense (1)	$21,108	$20,745	$62,553	$62,155

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(55,565)	$(52,656)
Right-of-use assets obtained in exchange for new operating lease liabilities	42,802	45,823

Weighted-average remaining lease term and discount rate were as follows:

	November 2, 2024	October 28, 2023
Weighted-average remaining lease term	4.7	4.9
Weighted-average discount rate	4.5%	3.2%

At November 2, 2024, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2024	$14,486
Fiscal 2025	68,575
Fiscal 2026	47,261
Fiscal 2027	36,639
Fiscal 2028	22,476
Fiscal 2029	13,803
Thereafter	31,366
Total minimum lease payments	234,606
Less: interest	(23,541)
Present value of lease obligations	211,065
Less: current portion	(59,084)
Long-term lease obligations (1)	$151,981

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At November 2, 2024, we have excluded from the table above $2.3 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2024.

5. Commitments and Contingencies

Purchase Commitments—At November 2, 2024, we had outstanding purchase orders to acquire merchandise from vendors of $161.0 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at November 2, 2024 and February 3, 2024 was $1.6 million and $1.7 million, respectively.

6. Revolving Credit Facilities and Debt

We were previously parties to a Credit Agreement with Wells Fargo Bank, N.A. (the “Bank”) that provided us with a senior secured credit facility (“credit facility”) for working capital and other general corporate purposes of up to $25.0 million through December 1, 2024. Effective as of May 3, 2024 (the “Termination Date”), we terminated the Credit Agreement with the Bank. There were no borrowings or open commercial letters of credit outstanding under the credit facility as of the Termination Date. At the time of the Termination Date, there were $3.4 million in issued, but undrawn, standby letters of credit that have been transitioned to restricted deposits with the Bank. We expect to enter into a new credit facility with similar borrowing capacities with a new lender during the fourth quarter of fiscal 2024.

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

There were no borrowings outstanding under the credit facility at February 3, 2024. We had no open commercial letters of credit outstanding at November 2, 2024 nor outstanding as of February 3, 2024. We had $2.7 million in issued, but undrawn, standby letters of credit at November 2, 2024 and $3.4 million in issued, but undrawn, standby letters of credit at February 3, 2024

7. Fair Value Measurements

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	November 2, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$40,905	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	12,578	—
Corporate debt securities	—	18,037	—
Certificates of deposit	—	16,208	—
State and local government securities	—	497	—
Variable-rate demand notes	—	3,440	—
Other current and long-term assets:
Money market funds	9,008	—	—
Total	$49,913	$50,760	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,322	$—	$—
Corporate debt securities	—	39,365	—
Marketable securities:
U.S. treasury and government agency securities	—	14,776	—
Corporate debt securities	—	40,271	—
Certificates of deposit	—	16,607	—
State and local government securities	—	6,420	—
Variable-rate demand notes	—	4,630	—
Other long-term assets:
Money market funds	5,409	—	—
Total	$16,731	$122,069	$—

The Level 2 marketable securities include U.S treasury and government agency securities, corporate debt securities, state and local municipal securities and variable-rate demand notes. Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently traded. We monitor security-specific valuation trends and we make inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended November 2, 2024, we recognized $0.2 in impairment losses related to fixed assets and $0.4 million for three months ended October 28, 2023. During the nine months ended November 2, 2024, we recognized $0.4 million in impairment losses related to fixed assets and $0.7 impairment losses for nine months ended October 28, 2023. During the three months ended November 2, 2024, we recognized less than $0.1 million in impairment losses related to operating lease right-of-use assets and $0.2 million for the three months ended October 28, 2023. For the nine months ended November 2, 2024, we recognized $0.1 million impairment loss related to operating lease right-of-use assets and $0.2 million for the nine months ended October 28, 2023.

8. Stockholders’ Equity

Share Repurchase—On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2025, unless the time period is extended or shortened by the Board of Directors. As of November 2, 2024, we have used all of $25 million approved amount to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during the three months and nine months ended November 2, 2024. There were no common stock repurchases during the three months and nine months ended October 28, 2023. (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	November 2, 2024
Number of shares repurchased	220	1,165
Average price per share of repurchased shares (with commission)	$25.35	$21.46
Total cost of shares repurchased	$5,578	$25,000

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive loss for amounts reclassified from accumulated other comprehensive loss into net income (loss) are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Three months ended November 2, 2024:
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)
Other comprehensive expense, net (1)	(100)	(241)	(341)
Balance at November 2, 2024	$(16,958)	$(2,227)	$(19,185)
Three months ended October 28, 2023:
Balance at July 29, 2023	$(14,330)	$(4,227)	$(18,557)
Other comprehensive expense (income), net (1)	(6,116)	326	$(5,790)
Balance at October 28, 2023	$(20,446)	$(3,901)	$(24,347)

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Nine months ended November 2, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive expense (income), net (2)	(812)	654	(158)
Balance at November 2, 2024	$(16,958)	$(2,227)	$(19,185)
Nine months ended October 28, 2023:
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive expense (income), net (2)	(5,345)	791	$(4,554)
Balance at October 28, 2023	$(20,446)	$(3,901)	$(24,347)

(1)
Other comprehensive loss before reclassifications was $0.2 million, net of taxes for net unrealized losses on marketable securities for the three months ended November 2, 2024. Other comprehensive loss before reclassifications was $0.2 million, net of taxes for net unrealized losses on marketable for the three months ended October 28, 2023. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended November 2, 2024 and October 28, 2023, respectively.

(2)
Other comprehensive income before reclassifications was $0.6 million, net of taxes for net unrealized losses on marketable securities for the nine months ended November 2, 2024. Other comprehensive income before reclassifications was $0.8 million, net of taxes for net unrealized losses on marketable securities for the nine months ended October 28, 2023. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the nine months ended November 2, 2024 and October 28, 2023, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of goods sold	$376	$390	$1,116	$1,164
Selling, general and administrative expenses	1,343	1,242	3,994	3,944
Total stock-based compensation expense	$1,719	$1,632	$5,110	$5,108

At November 2, 2024, there was $11.0 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 3, 2024	495	$26.14
Granted	499	$13.83
Vested	(214)	$25.51
Forfeited	(32)	$20.78
Outstanding at November 2, 2024	748	$18.33	$14,642

We had 0.5 million stock options outstanding at November 2, 2024 with a grant date weighted average exercise price of $21.24 and 0.4 million stock options outstanding at February 3, 2024 with a grant date weighted average exercise price of $26.51.

10. Income (Loss) per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income (loss)	$1,159	$(2,231)	$(16,467)	$(29,122)
Weighted average common shares for basic income (loss) per share:	18,463	19,327	19,070	19,278
Dilutive effect of stock options and restricted stock	418	—	—	—
Weighted average common shares for diluted income (loss) per share:	18,881	19,327	19,070	19,278
Basic income (loss) per share	$0.06	$(0.12)	$(0.86)	$(1.51)
Diluted income (loss) per share	$0.06	$(0.12)	$(0.86)	$(1.51)

There were 0.1 million and 0.4 million anti-dilutive common shares related to stock-based awards for the three months ended November 2, 2024 and October 28, 2023, respectively. There were 0.5 million and 0.5 million anti-dilutive common shares related to stock-based awards for the nine months ended November 2, 2024 and October 28, 2023, respectively.

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

Fiscal 2024 is the 52-week period ending February 1, 2025. Fiscal 2023 was the 53-week period ending February 3, 2024. The first nine months of fiscal 2024 was the 39-week period ended November 2, 2024. The first nine months of fiscal 2023 was the 39-week period ended October 28, 2023.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2023 and 2024. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2023 and the first nine months of fiscal 2024.

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8	66.2	66.9	69.0
Gross profit	35.2	33.8	33.1	31.0
Selling, general and administrative expenses	34.1	33.9	36.0	36.3
Operating income (loss)	1.1	(0.1)	(2.9)	(5.3)
Interest and other income, net	0.4	—	0.4	0.2
Income (loss) before income taxes	1.5	(0.1)	(2.5)	(5.1)
Provision for (benefit from) income taxes	0.9	0.9	0.1	(0.2)
Net income (loss)	0.6%	(1.0)%	(2.6)%	(4.9)%

Three Months (13 weeks) Ended November 2, 2024 Compared With Three Months (13 weeks) Ended October 28, 2023

Net Sales

Net sales were $222.5 million for the three months ended November 2, 2024 compared to $216.3 million for the three months ended October 28, 2023, an increase of $6.2 million or 2.9%. The increase in sales was primarily driven by comparable sales increase in North America and is partially offset by a 5.1% decrease due to the retail calendar shift which moved one higher volume back-to-school week out of the third quarter and into the second quarter. By region, North America sales increased $5.2 million or 2.9% and other international sales (which consists of Europe and Australia sales) increased $0.9 million or 2.7% and for the three months ended November 2, 2024 compared to the three months ended October 28, 2023. Excluding the impact of changes in foreign exchange rates, North America sales increased $5.3 million or 2.9% and other international sales decreased $0.1 million or -0.3% for the three months ended November 2, 2024 compared to the three months ended October 28, 2023.

Comparable sales increased 7.5% for the three months ended November 2, 2024 driven by an increase in dollars per transaction and an increase in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by increases in men's clothing, women's clothing, and footwear, partially offset by decreases in accessories and hardgoods.

Gross Profit

Gross profit was $78.3 million for the three months ended November 2, 2024 compared to $73.2 million for the three months ended October 28, 2023, an increase of $5.1 million, or 7.0%. As a percent of net sales, gross profit increased 140 basis points for the three months ended November 2, 2024 to 35.2%. The increase was primarily driven by 70 basis point improvement in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), 60 basis point leverage in store occupancy cost, 60 basis point benefit in web shipping costs, partially offset by 30 basis point detriment in inventory shrinkage and 10 basis point detriment due to increase in annual incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $75.9 million for the three months ended November 2, 2024 compared to $73.4 million for the three months ended October 28, 2023, an increase of $2.6 million. SG&A expenses as a percent of net sales increased 20 basis points for the three months ended November 2, 2024 to 34.1%. The increase was primarily driven by 50 basis point increase in annual incentive compensation, 20 basis points deleverage in store costs not tied to wages, partially offset by 40 basis points due a reduction in employee training.

Net Income (Loss)

Net income for the three months ended November 2, 2024 was $1.2 million, or $0.06 earnings per diluted share, compared with net loss of $2.2 million, or $0.12 loss per diluted share, for the three months ended October 28, 2023. Our effective income tax rate for the three months ended November 2, 2024 was a 63.4% provision for income taxes compared to an 806.8% provision for income taxes for the three months ended October 28, 2023. The decrease in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

Nine Months (39 weeks) Ended November 2, 2024 Compared With Nine Months (39 weeks) Ended October 28, 2023

Net Sales

Net sales were $610.0 million for the nine months ended November 2, 2024, compared to $593.7 million for the nine months ended October 28, 2023, an increase of $16.4 million or 2.8%. The increase in sales was primarily driven by comparable sales increases in North America, partially offset by an unfavorable result in Europe. By region, North America sales increased $20.6 million or 4.2% and other international sales (which consists of Europe and Australia sales) decreased $4.2 million or 3.9% and for the nine months ended November 2, 2024, compared to the nine months ended October 28, 2023. Excluding the impact of changes in foreign exchange rates, North America sales increased $21.0 million or 4.3% and other international sales decreased $4.8 million or 4.4% for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023.

Comparable sales increased 3.2% for the nine months ended November 2, 2024, driven by an increase in dollars per transaction that was offset by a decrease in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by an increase in men's clothing, women's clothing, followed by footwear, partially offset by accessories and hardgoods.

Gross Profit

Gross profit was $202.0 million for the nine months ended November 2, 2024, compared to $184.2 million for the nine months ended October 28, 2023, an increase of $17.8 million, or 9.6%. As a percent of net sales, gross profit increased 210 basis points for the nine months ended November 2, 2024, to 33.1%. The increase was primarily driven by a 110 basis point benefit in web shipping costs, 70 basis point leverage in store occupancy cost, and a 30 basis point benefit in distribution center costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $220.2 million for the nine months ended November 2, 2024, compared to $216.2 million for the nine months ended October 28, 2023, an increase of $4.0 million, or 1.8%. SG&A expenses as a percent of net sales decreased 30 basis points for the nine months ended November 2, 2024, to 36.0%. The decrease was primarily driven by 30 basis point decrease in corporate costs, 30 basis point decrease in store wages tied to a reduction of store hours, 20 basis points due to store costs not tied to wages, partially offset by 50 basis point increase in annual incentive compensation.

Net Loss

Net loss for the nine months ended November 2, 2024, was $16.5 million, or $0.86 loss per diluted share, compared with net loss of $29.1 million, or $1.51 loss per diluted share, for the nine months ended October 28, 2023. Our effective income tax rate for the nine months ended November 2, 2024, was a 3.7% provision for income taxes compared to an 4.8% benefit from income taxes for the nine months ended October 28, 2023. The decrease in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

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

During fiscal 2024, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 1 new stores we remain on track to open in fiscal 2024 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2024 will not be different from the number of stores we plan to open, or that actual fiscal 2024 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $11.1 million to $34.0 million used in operating activities for the nine months ended November 2, 2024 from $22.9 million used in operating activities for the nine months ended October 28, 2023. Net cash used in operating activities was $34.0 million for the nine months ended November 2, 2024 related to $89.2 million in unfavorable changes in our operating assets and liabilities and a $16.5 million net loss, excluding $71.6 million of noncash charges included within net earnings for the period. Net cash used in operating activities was $22.9 million for the nine months ended October 28, 2023 related to $65.6 million in unfavorable changes in our operating assets and liabilities and a $29.1 million net loss, excluding $71.8 million of noncash charges included within net loss for the period. Our operating cash flows generally result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $22.1 million for the nine months ended November 2, 2024 related to $32.1 million in net sales of marketable securities, partially offset $10.0 million of capital expenditures primarily for new store openings and existing store remodels or relocations. Net cash used in investing activities was $10.4 million for the nine months ended October 28, 2023, related to $16.2 million of capital expenditures primarily for new store openings and existing store remodels or relocation, partially offset by $5.9 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities for the nine months ended November 2, 2024 was $24.6 million, related $25.2 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.7 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the nine months ended October 28, 2023 was $0.7 million, related to $0.9 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.2 million in payments for tax withholding obligations upon vesting of restricted stock.

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

Additionally, we previously maintained a secured credit agreement with Wells Fargo Bank, N.A., which provided us with a senior secured credit facility (“credit facility”) of up to $25.0 million through December 1, 2024. The credit facility was available for working capital and other general corporate purposes and provided for the issuance of standby and commercial letters of credit. The credit facility was secured by a first-priority security interest in substantially all personal property (but not the real property) of the borrowers and guarantors. The credit agreement was cancelled on May 3, 2024. Outstanding line of credits were transitioned to a cash backed status using restricted cash accounts. We expect to enter into a new credit facility with similar borrowing capacities with a new lender during the fourth quarter of fiscal 2024.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 3, 2024. We had no open commercial letters of credit outstanding at November 2, 2024 nor outstanding as of February 3, 2024. We had $2.7 million in issued, but undrawn, standby letters of credit at November 2, 2024 and $3.4 million in issued, but undrawn, standby letters of credit at February 3, 2024 As of November 2, 2024, the open standby letters of credit are backed by restricted cash deposits at the bank.

At November 2, 2024, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Our retail market historically has been subject to substantial cyclicality. As the U.S. and global economic and political conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. Economic and consumer confidence can also be affected by a variety of factors, including housing prices, unemployment rates and inflation. When disposable income decreases or discretionary consumer spending is reduced due to a decline in consumer confidence, purchases of apparel and related products may decline. A deterioration in macroeconomic conditions or consumer confidence or uncertainty in the U.S. and global economies and political environment could have a material adverse impact on our results of operations and financial position. In addition, government shutdowns or the risk of government shutdowns as well as the impact or expected impact of elections, both in the U.S. and in other markets where we operate could have a material adverse impact on our results of operations and financial position.

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

Most of our merchandise is produced by manufacturers around the world, including China. Some of these facilities are located in regions that may be affected by natural disasters, public health concerns, or emergencies, such as COVID-19 and other communicable diseases or viruses, political instability or other conditions that could cause a disruption in trade.

Trade restrictions such as increased tariffs or quotas, or both, could also increase the cost and reduce the supply of merchandise available to us. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Additionally, the effects of U.S.-China relations, including escalating U.S.-China tensions and potential tariff increases, retaliations, restrictive regulations or boycotts could have a material adverse effect on our results of operations. This includes costs to comply with regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, which may affect the sourcing and availability of raw materials used by manufacturers and subject us to increased costs associated with our products, processes or sources of our inputs. Our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures.

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

We rely on information systems and technology in our operations and our growth plans: and any material failure, inadequacy interruption, or security failure of that technology could adversely affect our ability to effectively operate and grow our business and could adversely affect our financial results.

If our information technology systems, including hardware and software, do not work effectively, this could adversely impact our ability to operate and manage our business, including the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to properly forecast operating results and cash requirements. Additionally, we rely on third-party service providers for certain information systems functions. If a service provider fails to provide the data quality, communications, capacity or services we require, the failure could interrupt our services and could have a material adverse effect on our business, financial condition and results of operations. Any failure, inadequacy, or interruption of our technology systems could harm our ability to effectively operate and grow our business and could adversely affect our financial results. In addition, the technologies and artificial intelligence tools that we incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results. Specifically artificial intelligence tools could have the potential to be deficient, inaccurate, or biased and if we fail to adopt and oversee the use of artificial intelligence in a thoughtful and strategic manner, it could harm our financial performance. To better manage, operate and grow our business, we may need to continue to invest in and improve our information technology systems, and in doing so could incur substantial additional expenses that could impact our financial results. In addition, remediation of any problems with our information technology systems could result in significant, unplanned expenses.

If we fail to meet the requirements to adequately maintain the privacy and security of personal data and business information, we may be subjected to adverse publicity, litigation, and significant expenses.

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Similar to many other retail companies, we expect to continue to experience cyber attacks, including phishing, social engineering, and other attempts to breach, or gain unauthorized access to our systems and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. Unauthorized access, theft, use, destruction, or other compromises are becoming increasingly sophisticated and may occur through a variety of methods. The rapid evolution and increased adoption of artificial intelligence technologies by attackers may intensify our cybersecurity risks. If we fail to maintain or adequately maintain security systems, devices, and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary and personally identifiable information, we may be subject to additional risk of adverse publicity, litigation or significant expense. Nevertheless, if unauthorized parties gain access to our networks, systems, or databases, they may be able to steal, publish, delete or modify confidential information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees and engage third parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions, and financial exposure, which could adversely affect our retail operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at November 2, 2024 has not significantly changed since February 3, 2024. Our market risk profile at February 3, 2024 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 2, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended November 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended November 2, 2024 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
August 4, 2024 - August 31, 2024	220	$25.39	220	$5,578
September 1, 2024 - October 5, 2024	—	$—	—	$—
October 6, 2024 - November 2, 2024	—	$—	—	$—
Total	220		220

(1)

On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2025, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended November 2, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described below:

On September 25, 2024, Mr. Adam Ellis, the Company’s President International, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Ellis’ Rule 10b5-1 Trading Plan, which has a term through September 30, 2025, and provides for the sale of up to 85,592 shares of common stock pursuant to the terms of the plan.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 2, 2024 (unaudited) and February 3, 2024; (ii) Unaudited Condensed Consolidated Statements of loss for the three and nine months ended November 2, 2024 and October 28, 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended November 2, 2024 and October 28, 2023; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2024 and October 28, 2023; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2024 and October 28, 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 5, 2024	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)