Form 10-K
period 2025-02-01
Zumiez Inc
filed 2025-03-13
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 1, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 3, 2024, was $371,472,693. At March 1, 2025, there were 19,159,216 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 4, 2025, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates

ZUMIEZ INC.

FORM 10-K

ZUMIEZ INC.

FORM 10-K

PART I.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2024 was the 52 week period ending February 1, 2025. Fiscal 2023 was the 53 week period ending February 3, 2024. Fiscal 2022 was the 52 week period ending January 28, 2023. Fiscal 2021 was the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021. Fiscal 2019 was the 52 week period ending February 1, 2020.

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

We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At February 1, 2025, we operated 730 stores; 570 in the United States (“U.S.”), 46 in Canada, 87 in Europe and 27 in Australia.

We acquired Blue Tomato in fiscal 2012. Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods. We acquired Fast Times Skateboarding (“Fast Times”) in fiscal 2016. Fast Times is an Australian leading specialty retailer of hardgoods, accessories, apparel and footwear.

We employ a sales strategy that integrates our stores with our ecommerce platform to serve our customers. There is significant interaction between our store sales and our ecommerce sales channels, and we believe that they are utilized in tandem by our customers. Our selling platforms bring the look and feel of an independent specialty shop through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our selling platforms to appeal to teenagers and young adults and to serve as a destination for our customers. We believe that our distinctive selling platforms concepts and compelling economics will provide continued opportunities for growth in both new and existing markets.

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

High-Impact, Integrated Marketing Approach. We seek to build relationships with our customers through a multi-faceted marketing approach that is designed to integrate our brand images with the lifestyles we represent. Our marketing efforts focus on reaching our customers in their environment and feature extensive grassroots digital and physical marketing events, as well as the Zumiez STASH loyalty program. Our marketing efforts incorporate local sporting and music event promotions, interactive contest sponsorships that actively involve our customers with our brands and products and various social network channels. Events and activities such as these provide opportunities for our customers to develop a strong identity with our culture and brands. Our STASH loyalty program and Zumiez digital app allow us to learn more about our customer and serve their needs better. We believe that our ability to interact with our customer, and our immersion in the lifestyles we represent, allows us to build credibility with our customers and gather valuable feedback on evolving customer preferences.

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

Enhancing our Brand Awareness through Continued Marketing and Promotion. We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions, and activities that embody the unique lifestyles of our customers. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We also use our STASH loyalty program and Zumiez digital app to increase brand engagement and enhance brand creditability. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our ecommerce presence to further increase our brand awareness. We focus on utilizing an integrated marketing approach by promoting events and activities in our existing and new markets. We also benefit from branded vendors’ marketing.

Opening or Acquiring New Store Locations. We believe our brand has appeal that provides select store expansion opportunities, particularly within our international markets. During the last three fiscal years, we have opened 58 new stores consisting of 7 stores in fiscal 2024, 19 stores in fiscal 2023 and 32 stores in fiscal 2022. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 9 new stores in fiscal 2025, including stores in our existing markets and in new markets internationally. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success. No single third-party brand that we carry accounted for more than 5.4%, 5.9% and 6.3% of our net sales in fiscal 2024, 2023 and 2022, respectively. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2024, 2023 and 2022, our private label merchandise represented 27.8%, 23.0%, and 18.4% of our net sales, respectively.

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

Our merchandising staff remains in tune with the fashion, music, art and culture of action sports, streetwear and other unique lifestyles by participating in lifestyles we support, traveling to select markets, attending relevant events and concerts, watching related programming and reading relevant publications, reviewing social network channels and connecting with our store associates who are connected locally with our customers. In order to identify evolving trends and fashion preferences, our staff spends considerable time analyzing sales data, gathering feedback from our stores and customers, shopping in key markets and soliciting input from our vendors. With a global footprint, we are able to identify trends that emerge all over the world.

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

Stores

Store Locations. At February 1, 2025, we operated 730 stores in the following locations:

United States and Puerto Rico - 570 Stores
Alabama	4	Indiana	9	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	6	South Carolina	6
Arizona	12	Kansas	3	New Jersey	16	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	86	Louisiana	5	New York	26	Texas	47
Colorado	20	Maine	3	Nevada	10	Utah	13
Connecticut	6	Maryland	9	North Carolina	15	Vermont	1
Delaware	3	Massachusetts	9	North Dakota	3	Virginia	15
Florida	36	Michigan	11	Ohio	14	Washington	19
Georgia	17	Minnesota	10	Oklahoma	7	West Virginia	2
Hawaii	7	Mississippi	4	Oregon	12	Wisconsin	11
Idaho	6	Missouri	6	Pennsylvania	21	Wyoming	2
Illinois	15	Montana	5	Puerto Rico	5

Canada - 46 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	19

Europe - 87 Stores
Austria	20	Sweden	3
Germany	31	Italy	4
Switzerland	11	Belgium	1
Netherlands	5
Norway	4
Finland	8

Australia - 27 Stores
Victoria	10
Queensland	8
South Australia	3
New South Wales	6

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores End of Year
2024	7	33	730
2023	19	21	756
2022	32	13	758

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates. At February 1, 2025, our stores averaged approximately 2,921 square feet. All references in this Annual Report on Form 10-K to square footage of our stores refers to gross square footage, including retail selling, storage and back-office space.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2024, approximately 56% of our net sales occurred in the third and fourth quarters combined. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

Trademarks

The “Zumiez”, “Blue Tomato” and “Fast Times” trademarks and certain other trademarks, including those associated with our private label brands, have been registered, or are the subject of pending trademark applications, with the U.S. Patent and Trademark Office and with the registries of certain foreign countries. We regard our trademarks as valuable and intend to maintain such marks and any related registrations and vigorously protect our trademarks. We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.

Employees

On February 1, 2025, we employed approximately 2,400 full-time and approximately 6,300 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees in North America and Australia are represented by labor unions and we believe that our relationship with our employees is positive.

We believe in delivering quality employment experiences at all levels within the Company. In that regard, every year we create thousands of career opportunities in our stores for individuals who are just beginning their professional careers and who are driven to develop new skills in an environment centered around teaching and learning. Many of these opportunities are provided to our part-time sales associates, who on average are approximately 20 years of age, and are often furthering their career through concurrent education and/or additional employment opportunities.

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

Our retail market historically has been subject to substantial cyclicality. As the U.S. and global economic and political conditions change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. This includes rising geopolitical tensions and U.S. policies related to global trade and tariffs. The deterioration of economic relations between countries, such as changes in or terminations of existing trade agreements, or the imposition of tariffs (including recent U.S. tariffs imposed or threatened to be imposed on Canada, Mexico, and other countries, and any retaliatory actions taken by such countries) or otherwise, could impact our profitability or otherwise have an adverse effect on our business. Economic and consumer confidence can also be affected by a variety of factors, including housing prices, unemployment rates and inflation. When disposable income decreases or discretionary consumer spending is reduced due to a decline in consumer confidence, purchases of apparel and related products may decline. A deterioration in macroeconomic conditions or consumer confidence or uncertainty in the U.S. and global economies and political environment could have a material adverse impact on our results of operations and financial position. In addition, government shutdowns or the risk of government shutdowns as well as the impact or expected impact of elections, both in the U.S. and in other markets where we operate could have a material adverse impact on our results of operations and financial position.

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

Most of our merchandise is produced by foreign manufacturers; therefore, the availability, quality and costs of our merchandise may be negatively affected by risks associated with international trade and other international conditions, including the implementation of increased tariffs or other restrictions placed on foreign imports.

Most of our merchandise is produced by manufacturers around the world, including China. Some of these facilities are located in regions that may be affected by natural disasters, public health concerns, or emergencies, such as COVID-19 and other communicable diseases or viruses, political instability or other conditions that could cause a disruption in trade. Also, our business could be adversely affected by disruptions in the supply chain, such as strikes, work stoppages, or port closures.

Most of our merchandise is imported and is subject to duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The current U.S. presidential administration has implemented tariffs and has signaled that it may implement additional or increased tariffs, other trade restrictions, or may alter trade agreements between the U.S. and Canada, China, the European Union and Mexico, among others. Such actions include limiting trade and/or imposing tariffs on imports from such countries. Tariffs have the potential to significantly raise the cost of our merchandise. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries to reduce the effects of tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

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

We rely on information systems and technology in our operations and our growth plans and any material failure, inadequacy interruption, or security failure of that technology could adversely affect our ability to effectively operate and grow our business and could adversely affect our financial results.

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

Increased scrutiny and changing expectations from stakeholders with respect to ESG matters may result in additional costs or risks.

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

Globally, a lack of harmonization and the rapid evolution in relation to ESG legal and regulatory reform across the jurisdictions in which we may operate may affect our future implementation of, and compliance with, ESG standards and requirements. Standards for tracking and reporting ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future, and could cause us to undertake costly initiatives to satisfy such new criteria.

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

Item 2. PROPERTIES

All of our stores are occupied under operating leases and encompassed approximately 2.2 million total square feet at February 1, 2025.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At February 1, 2025, there were 19,158,574 shares of common stock outstanding.

Holders of the Company’s Capital Stock

We had approximately 11 shareholders of record as of March 1, 2025. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories such as the Depository Trust Company.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend at this time. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no issuer purchases of our common stock during the thirteen weeks ended February 1, 2025

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index, the Nasdaq Retail Trade Index, the S&P Midcap 400, and the S&P 400 apparel retail during the period commencing on February 1, 2020 and ending on February 1, 2025. The comparison assumes $100 was invested on February 1, 2020 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zumiez Inc., the S&P MidCap 400 Index
and the S&P 400 Apparel Retail Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/1/20
1/30/21
1/29/22
1/28/23
2/3/24
2/1/25
Zumiez Inc.
S&P MidCap 400
S&P 400 Apparel Retail

*$100 invested on 2/1/20 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	2/2/20	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25

Zumiez	100.00	138.21	138.76	82.61	56.79	51.20
S&P MidCap 400	100.00	118.46	135.11	138.27	144.87	174.39
S&P 400 Apparel Retail	100.00	127.00	141.51	118.23	117.06	152.91

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the change in the consolidated financial statements for years ended and February 1, 2025 and February 3, 2024 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of years ended February 3, 2024 and January 28, 2023, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Annual Report on Form 10-K for the year ended February 3, 2024, filed with the SEC on March 13, 2025 and incorporated herein by reference.

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

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended January 28, 2023, refer to this same section in our 2023 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2025.

Fiscal 2024—A Review of This Past Year

After stimulus driven, record breaking results in fiscal 2021, the absence of stimulus, trend shifts and the compounding multi-year inflationary impact on consumers were significant detriments throughout fiscal year 2022.While negative sales trends continued into fiscal 2023, they lessened in intensity each quarter with fourth quarter comparable sales down 3.9% from the prior year. The improving sales trends throughout fiscal 2023 reflected positive momentum in emerging brands on the men’s side of the business as the men’s category turned positive in the fourth quarter. In 2024, sales trends turned positive after the first quarter and we posted positive comparable sales growth in each of the final eight months of the year with comparable sales up 4.0% for the full year (and total sales up 1.6% despite the negative impacts on growth of both the 53rd week in the prior year worth $12.0 million and closed stores worth $9.0 million). The turn of our business continues to be driven by the apparel categories across both men's and women's with the men’s business being our largest growth category followed by women’s and footwear.

In fiscal year 2024, product margin increased 54 basis points from the prior year driven by strong private label performance and less discounting with better sales performance. Fiscal 2024 was the highest product margin in our history excluding fiscal 2021 which was positively impacted by significant stimulus spending. Gross Margin improved 200 basis points to 34.1% in 2024 driven by leverage on increased sales, strong management of our lease portfolio, negotiated reductions in shipping costs and well-managed distribution operations. Our Selling General and Administrative expenses were down $44.6 million from the prior year driven by a $41.1 million goodwill impairment charge in fiscal 2023. Excluding that charge, Selling General and Administrative expenses were reduced by $3.5 million from fiscal 2023 with continued management of expenses that was slightly offset by higher levels of incentive compensation for current year performance. Our sales growth, combined with increases in product margins and reductions of expense across multiple areas drove a positive $1.9 million in operating profit for the year, an improvement of $66.7 million from 2023, or an improvement of $25.6 million excluding the goodwill impairment charges in 2023. Due to an effective tax rate of 142.0% related to the distribution of our income across the jurisdictions in which we operate, we had a $0.09 loss per share in fiscal 2024. This was an improvement from a loss of $3.25 per share in fiscal 2023, or a $1.12 loss per share excluding goodwill impairment charges.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all of our platforms. We remained committed to serving our customer launching well over 120 new brands in 2024. We made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customer. We are continuing to deliver our online orders in North America from our stores, which has provided substantial improvements in the speed of delivery to our customers, eliminated the need to manage two pools of inventory separately for digital and physical demand, and created one cost structure for execution of both physical and digital sales. Internationally we continue to see deeper penetration of localized fulfillment and are in various stages of roll-out in different countries. In-store fulfillment is a key part of strategy that we believe will drive long term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit (loss), operating margin and diluted (loss) earnings per share for fiscal 2024 compared to fiscal 2023:

	Fiscal 2024	Fiscal 2023	% Change
Net sales (in thousands) (1)	$889,202	$875,486	1.6%
Operating profit (loss) (in thousands)	$1,950	$(64,789)	103.0%
Operating margin	0.2%	-7.4%
Diluted loss per share	$(0.09)	$(3.25)	97.2%

(1)
The increase in net sales was primarily driven by an increase in dollars per transaction, partially offset by a decrease in transactions. The increase in dollars per transaction was driven by an increase in average unit retail, and an increase in units per transaction. For the year, our largest growth in comparable sales was in our men’s category, followed by women’s and footwear. Our largest comparable sales decrease was in our accessories category, followed by hardgoods.

Fiscal 2025—A Look At the Upcoming Year

In fiscal 2025, our focus will continue to be serving the customer by bringing differentiated product in a unique sales experience along with strategic investments focused on enhancing the customer experience while increasing market share and creating operational efficiencies to drive long-term operating margin expansion. After two difficult years the business returned to growth and positive free cash flow. The balance sheet remains strong with $147.6 million in cash and marketable securities at the end of fiscal 2024 with no debt. We are in a solid financial position providing the security to manage through potential difficulties, while also investing strategically in important long-term initiatives and returning value to our shareholders.

While our growth and return to positive operating profit in fiscal 2024 have us optimistic, the macro-economic environment in 2025 remains unclear. Inflation has moderated, but it is not yet at desired levels. The impact of multiple years of compounding growth in the cost of consumer goods continues to put pressure on the discretionary income of our customer base as consumer savings balances decrease and consumer debt grows. The impact of global events and regulation change could also continue to make things less clear on the consumer and potentially result in a pullback of spending. However, with sales momentum as we exit fiscal 2024, our focus will be to further capitalize on the positive trends in the business and provide the newness that our customers expect from Zumiez. Trend cycles continue to move quickly, and we will invest in our ability to better understand our customers, communicate with them and serve their needs to drive market share gains.

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

Cost of goods sold ("COGS") consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing and inbound freight costs. Our cost of goods sold also includes shrinkage, buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) and freight costs for store merchandise transfers. This may not be comparable to the way in which our competitors or other retailers compute their cost of goods sold. Cash consideration received from vendors is reported as a reduction of cost of goods sold if the inventory has sold, a reduction of the carrying value of the inventory if the inventory is still on hand, or a reduction of selling, general and administrative expense if the amounts are reimbursements of specific, incremental and identifiable costs of selling the vendors’ products.

With respect to the freight component of our ecommerce sales, amounts billed to our customers are included in net sales and the related freight cost is charged to cost of goods sold.

Selling, general and administrative expenses consist primarily of store personnel wages and benefits, administrative staff and information technology expenses, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, depreciation on fixed assets at our home office and stores, facility expenses, training expenses and advertising and marketing costs. Credit card fees, insurance, public company expenses, legal expenses, amortization of intangibles, and other miscellaneous operating costs are also included in selling, general and administrative expenses. This may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

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

Results of Operations

The following table presents selected items on the consolidated statements of (loss) income as a percent of net sales:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.9%	67.9%	66.1%
Gross profit	34.1%	32.1%	33.9%
Selling, general and administrative expenses	33.9%	39.5%	30.7%
Operating profit (loss)	0.2%	-7.4%	3.2%
Interest and other income, net	0.3%	0.3%	0.2%
Earnings (loss) before income taxes	0.5%	-7.1%	3.4%
Provision for income taxes	0.7%	0.1%	1.2%
Net (loss) income	-0.2%	-7.2%	2.2%

Fiscal 2024 Results Compared With Fiscal 2023

Net Sales

Net sales were $889.2 million for fiscal 2024 compared to $875.5 million for fiscal 2023, an increase of $13.7 million or 1.6%. The increase in sales was primarily driven by key brands and fashion trends in the market partially offset by a decrease of $12.0 million related to the additional week in the 53-week period, and the impact of closed stores worth $9.0 million.

Comparable sales increased 4.0% driven by an increase in dollars per transaction and partially offset by a decrease in transactions. The increase in dollars per transaction was driven by an increase in both average unit retail, and units per transaction. For the year, our largest growth in comparable sales was in our men’s category, followed by women’s and footwear. Our largest comparable sales decrease was in our accessories category, followed by hardgoods.

By region, North America sales increased $22.3 million or 3.2% and other international sales decreased $8.6 million or 4.8% during fiscal 2024 compared to fiscal 2023. Net sales for the year ended February 1, 2025 included a $3.1 million decrease due to the change in foreign exchange rates, which consisted of a $1.7 million decrease in Europe, a decrease of $1.1 million in Canada, and a decrease of $0.3 million in Australia. Excluding the impact of changes in foreign exchange rates, North America sales increased $23.5 million or 3.4% and other international sales decreased $6.7 million or 3.8% during fiscal 2024 compared to fiscal 2023.

Gross Profit

Gross profit was $303.0 million for fiscal 2024 compared to $280.9 million for fiscal 2023, an increase of $22.1 million, or 7.9%. As a percentage of net sales, gross profit increased 200 basis points in fiscal 2024 to 34.1%. The increase was primarily driven by 80 basis point benefit in web shipping costs, 70 basis point increase in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers) due to reduced discounting and continued strength of our private label that carries higher product margin, 50 basis point leverage in store occupancy costs, and

30 basis point efficiencies in distribution center cost. These benefits were partially offset by 20 basis point of negative impact related to increased inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $301.1 million for fiscal 2024 compared to $345.7 million for fiscal 2023, a decrease of $44.6 million, or 12.9%. SG&A expenses as a percent of net sales decreased 560 basis points in fiscal 2024 to 33.9%. The benefit was primarily driven by 480 basis point benefit due to impairment of prior year goodwill worth $41.1 million, 30 basis point benefit due to lower corporate costs, 30 basis point benefit in store wages driven by efficiencies in hours and leverage in higher sales and 30 basis points from store costs not tied to wages primarily impacted by leverage on higher sales. These decreases were partially offset by a 20 basis point increase in annual incentive compensation.

Net Loss

Net loss for fiscal 2024 was $1.7 million, or $0.09 per diluted share, compared with net loss of $62.6 million, or $3.25 per diluted share, for fiscal 2023. Our effective income tax rate for fiscal 2024 was 142.0% compared to -1.2% for fiscal 2023. The change in effective income tax rate for fiscal 2024 compared to fiscal 2023 was primarily related to foreign losses in Austria, which are subject to a valuation allowance. Due to cumulative and ongoing foreign losses in such jurisdictions, the realization of such deferred tax assets is uncertain and thus subject to a valuation allowance. The increase in the valuation allowance in fiscal 2024 resulted in $5.1 million of income tax expense when compared to fiscal 2023 of $12.3 million.

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

At February 1, 2025 and February 3, 2024, cash, cash equivalents and current marketable securities were $147.6 million and $171.6 million. Working capital, the excess of current assets over current liabilities, was $166.9 million at the end of fiscal 2024, a decrease of 9% from $182.5 million at the end of fiscal 2023. The increase in cash, cash equivalents and current marketable securities in fiscal 2024 was due primarily to cash provided by operating activities of $20.7 million, sale of marketable securities net of purchases amounting to $47.6 million, partially offset by the $25.2 million repurchase of common stock, and capital expenditures of $15.0 million primarily related to the opening of 7 new stores and 6 remodels and relocations.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Total cash provided by (used in)
Operating activities	$20,701	$14,755	$(379)
Investing activities	32,602	(8,548)	54,209
Financing activities	(24,600)	704	(87,257)
Effect of exchange rate changes on cash and cash equivalents	(1,458)	(1,080)	(2,172)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,245	$5,831	$(35,599)

Operating Activities

Net cash provided by operating activities increased by $5.9 million in fiscal 2024 to $20.7 million cash provided by operating activities from $14.8 million cash provided by operating activities in fiscal 2023. Net cash provided by operating activities increased by $15.1 million in fiscal 2023 to $14.8 million cash provided by operating activities from $0.4 million cash used in operating activities in fiscal 2022. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit and debit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, impairment, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $32.6 million in fiscal 2024 related to $15.0 million of capital expenditures primarily for and existing store remodels or relocations primarily offset by $47.6 million in sales of marketable securities, net of purchases. Net cash used in investing activities was $8.5 million in fiscal 2023 related to $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations primarily offset by $11.7 million in net sales of marketable securities. Net cash provided by investing activities was $54.2 million in fiscal 2022 related to $79.8 million in net sales of marketable securities and $25.6 million of capital expenditures primarily for new store openings and existing store remodels or relocations.

Financing Activities

Net cash used in financing activities in fiscal 2024 was $24.6 million, related $25.2 million used in the repurchase of common stock partially offset by $0.6 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities in fiscal 2023 was $0.7 million related to proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2022 was $87.3 million related to $87.9 million used in the repurchase of common stock and $0.5 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $1.1 million in proceeds from the issuance and exercise of stock-based awards

Capital Expenditures

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

During fiscal 2024, we spent $15.0 million on capital expenditures which consisted of $8.2 million of costs related to investment in 7 new stores and 6 remodeled or relocated stores, $2.8 million associated with improvements to our websites and $4.0 million in other improvements.

During fiscal 2023, we spent $20.4 million on capital expenditures which consisted of $8.1 million of costs related to investment in 19 new stores and 4 remodeled or relocated stores, $6.3 million associated with improvements to our websites and $6.0 million in other improvements.

During fiscal 2022, we spent $25.6 million on capital expenditures which consisted of $13.8 million of costs related to investment in 32 new stores and 2 remodeled or relocated stores, $4.9 million associated with improvements to our websites and $6.9 million in other improvements.

In fiscal 2025, we expect to spend approximately $13.0 million to $15.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 9 new stores we plan to open in fiscal 2025 and 6 remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2025 will not be different from the number of stores we plan to open, or that actual fiscal 2025 capital expenditures will not differ from this expected amount.

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

At February 1, 2025, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On December 20, 2024, we entered into a credit agreement with PNC Bank, National Association (the “bank”). The Credit Agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This Credit Facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the Credit Facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. This credit facility replaced our previously maintained agreement with Wells Fargo Bank, N.A. which we terminated on May 3, 2024.

The new Credit Facility is secured by cash and marketable securities that are in an account held and monitored by the Bank. The value of this collateral must always be greater than or equal to the new Credit Facility commitment amount of $25 million. Amounts borrowed under the new Credit Facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The new Credit Facility does not carry any ongoing or unused balance fees. The Credit Facility will mature on December 20, 2025.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at February 1, 2025 and February 3, 2024. We had $2.7 million and $3.5 million in issued, but undrawn, standby letters of credit at February 1, 2025 and February 3, 2024, respectively

Critical Accounting Estimates

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material. Our inventory reserves have increased by $0.4 million in fiscal 2024.

A 10% decrease in the sales price of our inventory at February 1, 2025 would have decreased net income by $0.6 million in fiscal 2024.

A 10% increase in actual physical inventory shrinkage rate at February 1, 2025 would have decreased net income by less than $0.1 million in fiscal 2024.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected. Declines in projected cash flow of the assets could result in impairment. We recognized impairment losses of $1.5 million related to long-lived assets in fiscal 2024.

A 10 basis point decrease in forecasted sales assumptions would have resulted in an additional impairment charge of $0.3 million in fiscal 2024.

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

Total undiscounted future payments for lease liabilities were $228.5 million at February 1, 2025. If the incremental borrowing rate increased 10 basis points from the rate in effect at February 1, 2025, the lease liability balance would decrease by $0.2 million.

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

Our sales return reserve has increased by $0.2 million in fiscal 2024. A 10% increase in our sales return reserve at February 1, 2025 would have decreased net income by $0.3 million in fiscal 2024.

Our gift card breakage reserve has increased by $1.8 million in fiscal 2024. A 1% increase in the estimated gift card redemption rate would have decreased net income by less than $0.1 million in fiscal 2024.

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

At February 1, 2025 and February 3, 2024, we had valuation allowances on our deferred tax assets of $28.8 million and $25.0 million, respectively. Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2024, our net income would have decreased by $0.4 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.

Effective as of May 3, 2024, we terminated our Credit Agreement with Wells Fargo Bank and standby letters of credit were transitioned to restricted deposits. On December 20, 2024, we entered a new Credit Agreement with PNC Bank, National Association. See Note 9 Revolving Credit Facilities and Debt for more details of termination and new credit agreement. At February 1, 2025, we had no borrowings outstanding under the secured revolving credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. Dollar, including the Canadian Dollar, Euro, Australian Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% change in foreign exchange rates in fiscal 2024 our net income would have decreased or increased by $1.3 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of February 1, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended February 1,

2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2025 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the company’s fourth quarter ended February 1, 2025, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended February 1, 2025 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Seattle, WA, PCAOB ID: 659.

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2024 and 2023” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Zumiez Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zumiez Inc. (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 1, 2025 and February 3, 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Store Assets Impairment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated fixed assets, net balance was $80.2 million and operating lease right-of-use assets was $183.2 million as of February 1, 2025. For the year ended February 1, 2025, the Company recognized store asset impairment losses of $1.5 million, as disclosed in Note 12, which consists of impairment charges for fixed assets of $0.9 million and impairment charges for operating right-of-use assets of $0.6 million. As described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to the carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to management’s identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by stores with indicators of impairment, the determination of the fair value of the stores, and the measurement of any resulting impairment. Our audit procedures included the following, among others:

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

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2025

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1, 2025	February 3, 2024
Assets
Current assets
Cash and cash equivalents	$112,668	$88,875
Marketable securities	34,890	82,704
Receivables	12,825	13,780
Inventories	146,648	128,827
Prepaid expenses and other current assets	15,354	12,401
Total current assets	322,385	326,587
Fixed assets, net	80,178	90,508
Operating lease right-of-use assets	183,235	196,775
Goodwill	15,258	15,374
Intangible assets, net	13,577	14,200
Deferred tax assets, net	8,684	8,623
Other long-term assets	11,564	12,159
Total long-term assets	312,496	337,639
Total assets	$634,881	$664,226

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$49,389	$38,885
Accrued payroll and payroll taxes	21,962	18,431
Operating lease liabilities	56,009	60,885
Other current liabilities	28,154	25,886
Total current liabilities	155,514	144,087

Long-term operating lease liabilities	143,812	159,877
Other long-term liabilities	6,578	7,052
Total long-term liabilities	150,390	166,929
Total liabilities	305,904	311,016
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 19,159 shares issued and outstanding at February 1, 2025 and 19,833 shares issued and outstanding at February 3, 2024	203,581	196,144
Accumulated other comprehensive loss	(23,778)	(19,027)
Retained earnings	149,174	176,093
Total shareholders’ equity	328,977	353,210
Total liabilities and shareholders’ equity	$634,881	$664,226

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$889,202	$875,486	$958,380
Cost of goods sold	586,162	594,596	633,702
Gross profit	303,040	280,890	324,678
Selling, general and administrative expenses	301,090	345,679	293,578
Operating profit (loss)	1,950	(64,789)	31,100
Interest income, net	4,205	3,522	1,924
Other expense, net	(2,078)	(611)	(557)
Earnings (loss) before income taxes	4,077	(61,878)	32,467
Provision for income taxes	5,790	732	11,433
Net (loss) income	$(1,713)	$(62,610)	$21,034
Basic (loss) earnings per share	$(0.09)	$(3.25)	$1.10
Diluted (loss) earnings per share	$(0.09)	$(3.25)	$1.08
Weighted average shares used in computation of (loss) earnings per share
Basic	18,918	19,290	19,208
Diluted	18,918	19,290	19,428

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net (loss) income	$(1,713)	$(62,610)	$21,034
Other comprehensive (loss) income, net of tax:
Foreign currency translation	$(5,589)	$(1,045)	$(2,596)
Net change in fair value of marketable debt securities	838	1,811	(3,734)
Other comprehensive (loss) income	(4,751)	766	(6,330)
Comprehensive (loss) income	$(6,464)	$(61,844)	$14,704

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2022	21,215	$180,824	$(13,463)	$300,957	$468,318
Net income	—	—	—	21,034	21,034
Other comprehensive loss, net	—	—	(6,330)	—	(6,330)
Issuance and exercise of stock-based awards	188	603	—	—	603
Stock-based compensation expense	—	6,991	—	—	6,991
Repurchase of common stock	(1,914)	—	—	(83,288)	(83,288)
Balance at January 28, 2023	19,489	188,418	(19,793)	238,703	407,328
Net loss	—	—	—	(62,610)	(62,610)
Other comprehensive income, net	—	—	766	—	766
Issuance and exercise of stock-based awards	344	704	—	—	704
Stock-based compensation expense	—	7,022	—	—	7,022
Balance at February 3, 2024	19,833	196,144	(19,027)	176,093	353,210
Net loss	—	—	—	(1,713)	(1,713)
Other comprehensive loss, net	—	—	(4,751)	—	(4,751)
Issuance and exercise of stock-based awards	491	606	—	—	606
Stock-based compensation expense	—	6,831	—	—	6,831
Repurchase of common stock	(1,165)	—	—	(25,206)	(25,206)
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash flows from operating activities:
Net (loss) income	$(1,713)	$(62,610)	$21,034
Adjustments to reconcile (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	22,160	22,763	21,626
Noncash lease expense	64,415	68,164	67,394
Deferred taxes	(609)	(1,050)	2,485
Stock-based compensation expense	6,831	7,022	6,991
Impairment of goodwill and long-lived assets	1,473	43,904	2,081
Foreign currency transaction loss	2,145	25	804
Other	178	181	372
Changes in operating assets and liabilities:
Receivables	1,533	6,859	(1,716)
Inventories	(21,687)	5,809	(5,279)
Prepaid expenses and other assets	1,558	(1,817)	(1,082)
Trade accounts payable	11,698	(907)	(15,484)
Accrued payroll and payroll taxes	3,768	2,170	(14,895)
Income taxes payable	4,705	2,090	(2,320)
Operating lease liabilities	(73,564)	(78,983)	(76,605)
Other liabilities	(2,190)	1,135	(5,785)
Net cash provided by (used in) operating activities	20,701	14,755	(379)
Cash flows from investing activities:
Additions to fixed assets	(15,004)	(20,350)	(25,627)
Purchases of marketable securities and other investments	(2,980)	(38,348)	(1,914)
Sales and maturities of marketable securities and other investments	50,586	50,150	81,750
Net cash provided by (used in) investing activities	32,602	(8,548)	54,209
Cash flows from financing activities:
Proceeds from revolving credit facilities	3,220	49,440	22,688
Payments on revolving credit facilities	(3,220)	(49,440)	(22,688)
Proceeds from issuance and exercise of stock-based awards	606	704	1,111
Payments for tax withholdings on equity awards	—	—	(508)
Common stock repurchased	(25,206)	—	(87,860)
Net cash (used in) provided by financing activities	(24,600)	704	(87,257)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,458)	(1,080)	(2,172)
Net change in cash, cash equivalents, and restricted cash	27,245	5,831	(35,599)
Cash, cash equivalents, and restricted cash, beginning of period	94,284	88,453	124,052
Cash, cash equivalents, and restricted cash, end of period	$121,529	$94,284	$88,453
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$2,490	$2,065	$11,309
Accrual for purchases of fixed assets	109	800	1,433

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year ended February 1, 2025 has 52-week period. The fiscal years ended February 3, 2024 has a 53-week period and January 29, 2022 has a 52-week period.

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

Reclassification—Certain prior period amounts have been reclassified to be consistent with current year presentation within our consolidated statement of cash flows and Note 15, Income Taxes.

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

Restricted Cash— Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other current and other long-term assets on our consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	February 1, 2025	February 3, 2024	January 28, 2023
Cash and cash equivalents	$112,668	$88,875	$81,503
Restricted cash included in other current assets and other long-term assets	8,861	5,409	6,950
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$121,529	$94,284	$88,453

Restricted cash included in other current and other long-term assets represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value. The cost of merchandise inventories is based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. The inventory related to this reserve is not marked up in subsequent periods. Inventory is at net realizable value which factors in a reserve for inventory whose selling price is below cost and an estimate for inventory shrinkage. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at February 1, 2025 and February 3, 2024 in the amounts of $3.2 million and $2.8 million, respectively.

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

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at February 1, 2025 and February 3, 2024 was $4.8 million and $4.8 million, respectively, and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

At February 1, 2025, there was no goodwill impairment recorded. At February 3, 2024, we recorded a full impairment of Blue Tomato goodwill amounting to $41.1 million. See Note 7 Goodwill and Intangible Assets for the details of the impairment.

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment. Taxes collected from our customers are recorded on a net basis. We accrue for estimated sales returns by customers based on historical return experience. The allowance for sales returns at February 1, 2025 and February 3, 2024 was $3.2 million and $3.0 million, respectively. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $3.6 million at February 1, 2025 and $4.3 million at February 3, 2024. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns. For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, we recorded net sales related to gift card breakage income of $2.0 million, $1.8 million and $1.9 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities. The points can be redeemed for a broad range of rewards, including product and experiential rewards. Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates. Revenue is recognized upon redemption of points for rewards. Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed. The deferred revenue related to our customer loyalty program at February 1, 2025 and February 3, 2024 was $1.1 million and $1.0 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $9.2 million, $11.5 million and $10.4 million for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively.

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

We regularly evaluate the likelihood of realizing the benefit of income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits of $1.9 million and $2.6 million are recorded in other long-term liabilities on the consolidated balance sheets at February 1, 2025 and February 3, 2024, respectively.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. We adopted this ASU for the fiscal year ending February 1, 2025, which resulted in additional disclosures to Note 18, Segment Reporting.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company plans to adopt ASU 2023-09 effective for fiscal 2025.

3. Revenue

The following table disaggregate net sales by geographic region (in thousands):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
United States	$674,158	$654,153	$753,761
Canada	45,814	43,477	48,610
Europe	144,988	152,869	132,216
Australia	24,242	24,987	23,793
Net sales	$889,202	$875,486	$958,380

Net sales for the year ended February 1, 2025 included a $3.1 million increase due to the change in foreign exchange rates, which consisted of $1.7 million in Europe, $1.1 million in Canada, and $0.3 million in Australia. Net sales for the year ended February 3, 2024 included a $2.5 million increase due to the change in foreign exchange rates, which consisted of $4.7 million in Europe, which was offset by decrease of $1.2 million in Canada, and decrease of $1.0 million in Australia. Net sales for the year ended January 28, 2023 included a $17.7 million decrease due to the change in foreign exchange rates, which consisted of $13.7 million in Europe, $2.2 million in Canada, and $1.8 in Australia.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	February 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,907	$—	$—	$43,907
Money market funds	27,791	—	—	27,791
Treasury and agency securities	13,913	2	—	13,915
Corporate debt securities	27,055	—	—	27,055
Total cash and cash equivalents	112,666	2	—	112,668
Marketable securities:
U.S. treasury and government agency securities	14,729	—	(2,642)	12,087
Corporate debt securities	6,499	—	(88)	6,411
Certificates of deposit	16,392	—	—	16,392
Total marketable securities	$37,620	$—	$(2,730)	$34,890

	February 3, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,188	$—	$—	$38,188
Money market funds	11,322	—	—	11,322
Corporate debt securities	39,374	—	(9)	39,365
Total cash and cash equivalents	88,884	—	(9)	88,875
Marketable securities:
U.S. treasury and government agency securities	17,610	—	(2,834)	14,776
Corporate debt securities	41,218	1	(948)	40,271
Certificates of deposit	16,607	—	—	16,607
State and local government securities	6,525	—	(105)	6,420
Variable-rate demand notes	4,630	—	—	4,630
Total marketable securities	$86,590	$1	$(3,887)	$82,704

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	February 1, 2025
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,088	$(2,642)	$12,088	$(2,642)
Corporate debt securities	—	—	5,410	(88)	5,410	(88)
Total marketable securities	$—	$—	$17,498	$(2,730)	$17,498	$(2,730)

	February 3, 2024
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$29,093	$(9)	$—	$—	$29,093	$(9)
Total cash and cash equivalents	$29,093	$(9)	$—	$—	$29,093	$(9)

Marketable securities:
U.S. treasury and government agency securities	$—	$—	$14,776	$(2,834)	$14,776	$(2,834)
Corporate debt securities	—	—	37,878	(948)	37,878	(948)
State and local government securities	—	—	6,420	(105)	6,420	(105)
Total marketable securities	$—	$—	$59,074	$(3,887)	$59,074	$(3,887)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

5. Receivables

Receivables consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Credit cards receivable	$6,280	$6,530
Vendor receivable	3,296	4,302
Tax-related receivable	826	1,521
Tenant allowances receivable	464	223
Interest receivable	183	409
Other receivables	1,776	795
Receivables	$12,825	$13,780

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Leasehold improvements	200,533	211,537
Fixtures	81,712	91,818
Buildings, land, and building and land improvements	29,602	29,602
Computer equipment, software, store equipment and other	70,748	68,152
Fixed assets, at cost	382,595	401,109
Less: Accumulated depreciation	(302,417)	(310,601)
Fixed assets, net	$80,178	$90,508

Depreciation expense on fixed assets is recognized on our consolidated income statement of (loss) income as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of goods sold	$1,802	$1,687	$1,670
Selling, general and administrative expenses	20,538	20,958	19,649
Depreciation expense	$22,340	$22,645	$21,319

Impairment of Fixed Assets—We recorded $0.9 million, $1.6 million and $1.7 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of (loss) income for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Balance as of January 28, 2023	56,566
Impairment	(41,135)
Effects of foreign currency translation	(57)
Balance as of February 3, 2024	15,374
Impairment	-
Effects of foreign currency translation	(116)
Balance as of February 1, 2025	$15,258

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

We recorded a full impairment of Blue Tomato goodwill amounting to $41.1 million for the fiscal year ended February 3, 2024. For our fiscal year 2023, sales at Blue Tomato continued a trend of year-over-year growth. The trend has been more closely tied to store growth than comparable sales trends needed to keep up with the cost of doing business. As such, we have experienced increasing operating losses with the prior fiscal year having the largest loss at Blue Tomato since acquisition. The macroeconomic climate conditions indicated economic instability. Factors include consumer trends, higher costs of doing business, lingering COVID-19 impacts, war in Ukraine, energy challenges and inflation/interest rate pressures. These pressures and the continued lack of scalability in the business lead the Board and Company management to prioritize positive cash flow and operating profit in the annual budget cycle and the resulting 5 and 10-year plans that reduced expected store count by 50% to align with lower levels of capital and attempt to focus on profitability rather than growth. This change in store growth directly impacted the future revenue expectations of the business and related present value valuation technique used in our annual impairment test. Furthermore, we have reduced growth rates going forward to more closely align with historical trends as well as factor in the impact of less maturing stores. There was no impairment of goodwill for the fiscal years ended February 1, 2025 and January 28, 2023.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	February 1, 2025			February 3, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets not subject to amortization:
Trade names and trademarks	$13,577	$—	$13,577	$14,200	$—	$14,200
Intangible assets subject to amortization:
Developed technology	3,113	(3,113)	—	3,252	(3,252)	—
Customer relationships	2,307	(2,307)	—	2,410	(2,410)	—
Non-compete agreements	189	(189)	—	197	(197)	—
Total intangible assets	$19,186	$(5,609)	$13,577	$20,059	$(5,859)	$14,200

There was no impairment of intangible assets for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023. All amounts in the tables above are denominated in a foreign currency and subject to foreign exchange fluctuation.

We recorded no amortization expense for intangible assets for the years ended February 1, 2025, February 3, 2024 and January 28, 2023. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of (loss) income.

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Accrued indirect taxes	$7,179	$7,366
Accrued payables	5,936	7,098
Unredeemed gift cards	3,669	4,280
Allowance for sales returns	3,200	2,984
Income taxes payable	5,852	1,675
Other current liabilities	1,096	1,372
Deferred revenue	1,222	1,111
Other current liabilities	$28,154	$25,886

9. Revolving Credit Facilities and Debt

On December 20, 2024, we entered into a credit agreement with PNC Bank, National Association (the “bank”). The Credit Agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This Credit Facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the Credit Facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. This credit facility replaced our previously maintained agreement with Wells Fargo Bank, N.A. which we terminated on May 3, 2024.

The new Credit Facility is secured by cash and marketable securities that are in an account held and monitored by the Bank. The value of this collateral must always be greater than or equal to the new Credit Facility commitment amount of $25 million. Amounts borrowed under the new Credit Facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The new Credit Facility does not carry any ongoing or unused balance fees. The Credit Facility will mature on December 20, 2025.

There were no borrowings outstanding under the credit facilities at February 1, 2025 or February 3, 2024. We had no open commercial letters of credit outstanding under our secured revolving credit facilities at February 1, 2025 or February 3, 2024. We had $2.7 million and $3.5 million in issued, but undrawn, standby letters of credit at February 1, 2025 and February 3, 2024, respectively.

10. Leases

At February 1, 2025, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to eleven years, with varying renewal and termination options. At February 1, 2025 and February 3, 2024, the weighted-average of the remaining lease term was 4.8 years and 5.0 years, respectively, and the weighted-average operating lease discount rate was 4.6% and 3.4%, respectively.

The following table presents components of lease expense (in thousands):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease expense	$73,356	$76,434	$74,316
Variable lease expense	10,410	6,694	7,882
Total lease expense (1)	$83,766	$83,128	$82,198
(1)
Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(73,564)	$(78,983)
Right-of-use assets obtained in exchange for new operating lease liabilities	63,575	51,883

At February 1, 2025, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2025	$63,213
Fiscal 2026	49,287
Fiscal 2027	38,187
Fiscal 2028	23,888
Fiscal 2029	15,292
Thereafter	33,549
Total minimum lease payments	223,416
Less: interest	(23,595)
Present value of lease obligations	199,821
Less: current portion	(56,009)
Long-term lease obligations (2)	$143,812

(2)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At February 1, 2025, we have excluded from the table above $2.2 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2025.

11. Commitments and Contingencies

Purchase Commitments—At February 1, 2025 and February 3, 2024, we had outstanding purchase orders to acquire merchandise from vendors of $173.0 million and $180.9 million, respectively. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve, which is recorded under Accrued payroll and payroll taxes in the consolidated balance sheets, was $1.5 million and $1.7 million for fiscal years ended February 1, 2025 and February 3, 2024, respectively.

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
•
Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	February 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$27,791	$—	$—
U.S. treasury and government agency securities		13,915
Corporate debt securities	—	27,055	—
Marketable securities:
U.S. treasury and government agency securities	—	12,087	—
Corporate debt securities	—	6,411	—
Certificates of deposit	—	16,392	—
Long-term other assets:
Money market funds	8,861	—	—
Total	$36,652	$75,860	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,322	$—	$—
Corporate debt securities	—	39,365	—
Marketable securities:
U.S. treasury and government agency securities	—	14,776	—
Corporate debt securities	—	40,271	—
Certificates of deposit	—	16,607
State and local government securities	—	6,420	—
Variable-rate demand notes	—	4,630
Long-term other assets:
Money market funds	5,409	—	—
Total	$16,731	$122,069	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets and other assets. These assets are measured at fair value if determined to be impaired. We recorded impairment charges for operating lease right-of-use assets of $0.6 million in cost of sales. We recorded impairment charges for fixed asset of $0.9 million in selling, general and administrative expenses on the consolidated statement of (loss) income for the year ended February 1, 2025. We recorded impairment charges for operating right-of-use assets of $1.3 million in costs of sales. We recorded impairment charges for fixed assets and goodwill of $1.6 million and $41.1 million, respectively, in selling, general and administrative expenses on the consolidated statement of (loss) income for the year ended February 3, 2024.

13. Stockholders’ Equity

Share Repurchase— On June 5, 2024, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). As of February 1, 2025, we have used all of $25 million approved amount to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Number of shares repurchased	1,165	—	1,914
Average price per share of repurchased shares (with commission)	$21.47	$—	$43.51
Total cost of shares repurchased	$25,000	$—	$83,288

Accumulated Other Comprehensive Loss —The component of accumulated other comprehensive loss and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive loss into net (loss) income is as follows (in thousands):

	Foreign currency translation adjustments (4)	Net unrealized gains (losses) on marketable debt securities	Accumulated other comprehensive loss
Balance at January 29, 2022	$(12,505)	$(958)	$(13,463)
Other comprehensive loss, net (3)	(2,596)	(3,734)	(6,330)
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive (loss) income, net (2)	(1,045)	1,811	766
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive (loss) income, net (1)	(5,589)	838	(4,751)
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)

(1)
Other comprehensive income before reclassifications was $0.8 million, net of taxes for net unrealized income on marketable debt securities for the fiscal year ended February 1, 2025. There were no unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended February 1, 2025.
(2)
Other comprehensive income before reclassifications was $1.8 million, net of taxes for net unrealized income on marketable debt securities for the fiscal year ended February 3, 2024. There were no unrealized losses, net of taxes reclassified from accumulated other comprehensive income for the year ended February 3, 2024.
(3)
Other comprehensive loss before reclassifications was $3.8 million, net of taxes for net unrealized losses on marketable debt securities for the fiscal year ended January 28, 2023. There were $0.1 million net unrealized losses, net of taxes reclassified from accumulated other comprehensive loss for the year ended January 28, 2023.
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

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated statements of (loss) income as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of goods sold	$1,494	$1,745	$1,464
Selling, general and administrative expenses	5,337	5,277	5,527
Total stock-based compensation expense	$6,831	$7,022	$6,991

At February 1, 2025, there was $9.4 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.1 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 29, 2022	443	$28.31
Granted	178	$38.81
Vested	(198)	$27.01
Forfeited	(26)	$33.41
Outstanding at January 28, 2023	397	$33.34
Granted	334	$20.06
Vested	(202)	$29.37
Forfeited	(34)	$31.18
Outstanding at February 3, 2024	495	$26.14
Granted	502	$13.88
Vested	(215)	$25.69
Forfeited	(54)	$19.88
Outstanding at February 1, 2025	728	$18.19	$11,624

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Vest date fair value of restricted stock vested	$3,358	$3,795	$8,076

Stock Options—We had 0.4 million stock options outstanding at February 1, 2025, 0.3 million stock options outstanding at February 3, 2024 and 0.4 million stock options outstanding at January 28, 2023 with a grant date weighted average exercise price of $21.24, $26.51 and $29.30, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

15. Income Taxes

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in fiscal year 2024 and further rules becoming effective beginning in fiscal year 2025. These rules are not expected to materially impact the Company’s Consolidated Financial Statements, considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum rate. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the year ended February 1, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

The components of earnings (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
United States	$21,562	$(4,269)	$40,632
Foreign	(17,485)	(57,609)	(8,165)
Total earnings (loss) before income taxes	$4,077	$(61,878)	$32,467

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current:
Federal	$4,833	$(270)	$5,897
State and local	256	242	1,613
Foreign	1,277	1,810	1,508
Total current	6,366	1,782	9,018
Deferred:
Federal	(50)	(1,485)	1,663
State and local	(246)	(413)	340
Foreign	(280)	848	412
Total deferred	(576)	(1,050)	2,415
Provision for income taxes	$5,790	$732	$11,433

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal effect	13.3	0.3	5.5
Change in valuation allowance	124.5	(19.8)	9.3
Foreign earnings, net	(5.4)	2.9	3.6
Stock-based compensation	12.2	(0.8)	(2.3)
Tax credits	(9.5)	1.0	(1.3)
Uncertain Tax Positions	(9.9)	(0.2)	0.2
Goodwill impairment	-	(4.3)	-
Foreign tax audit	-	(1.2)	-
Permanent Taxable Differences	6.0	(0.3)	0.2
Adjustments to Prior Year Taxes	(10.3)	0.3	(0.9)
Effective tax rate	142.0%	-1.2%	35.2%

The components of deferred income taxes are (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liability	$50,075	$55,940
Net operating losses	30,256	25,827
Employee benefits, including stock-based compensation	2,783	3,201
Deferred losses	1,531	1,631
Other	1,195	1,875
Accrued liabilities	448	353
Inventories	386	—
Fixed Assets	1,107	—
Total deferred tax assets	87,781	88,827
Deferred tax liabilities:
Operating lease right-of-use-assets	(44,436)	(48,049)
Goodwill and intangible assets	(4,807)	(4,323)
Prepaid expenses	(473)	(1,101)
Other	(603)	(925)
Property and equipment	—	(846)
Total deferred tax liabilities	(50,319)	(55,244)
Net valuation allowances	(28,778)	(24,960)
Net deferred tax assets	$8,684	$8,623

At February 1, 2025 and February 3, 2024, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $130.8 million and $111.2 million, respectively. The tax-effected foreign net operating loss carryovers were $30.0 million and $25.6 million at February 1, 2025 and February 3, 2024, respectively. The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At February 1, 2025 and February 3, 2024, we had state net operating loss carryovers that could be utilized to reduce future year's tax liabilities of $21.4 million and $16.8, respectively, which, if unused will expire in years 2033 through 2043. The tax-effected state net operating loss carryovers were $0.3 million and $0.3 at February 1, 2025 and February 3, 2024, respectively.

At February 1, 2025 and February 3, 2024, we had tax credit carryovers that could be utilized to reduce future year's tax liabilities of $0.3 million and $0.7 million, respectively, which if unused will expire in years 2028 through 2034.

At February 1, 2025 and February 3, 2024, we had capital loss and charitable deduction limitation carryovers that could be utilized to reduce future year's tax liabilities of $0.4 million and $0.7 million, which if unused will expire in years 2026-2029.

At February 1, 2025 and February 3, 2024, we had valuation allowances on our deferred tax assets of $28.8 million and $25.0 million, respectively, primarily due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Beginning unrecognized tax benefits	$2,586	$2,522	$1,743
Increase related to prior year tax positions	—	17	818
Decrease in tax positions of prior periods	(316)	—	—
Increase related to current year tax positions	229	721	446
Decrease related to lapsing of statute of limitations	(569)	(674)	(485)
Ending unrecognized tax benefits	$1,930	$2,586	$2,522

At February 1, 2025 we had $1.9 million of gross unrecognized tax benefits of which $1.2 million, if recognized, would affect our effective tax rate. We recognized a benefit of $0.07 million, an expense of $0.01 million, an expense of $0.1 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2024, 2023 and 2022, respectively. As of February 1, 2025 and February 3, 2024, we had accrued interest and penalties of $0.2 million and $0.3 million, respectively, within our consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2021, and we are no longer subject to U.S. state and local examinations for years before fiscal 2020 We are no longer subject to examination for all foreign income tax returns before fiscal 2018

16. (Loss) Earnings per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net (loss) income	$(1,713)	$(62,610)	$21,034
Weighted average common shares for basic (loss) earnings per share	18,918	19,290	19,208
Dilutive effect of stock options and restricted stock	—	—	220
Weighted average common shares for diluted (loss) earnings per share	18,918	19,290	19,428
Basic (loss) earnings per share	$(0.09)	$(3.25)	$1.10
Diluted (loss) earnings per share	$(0.09)	$(3.25)	$1.08

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were
0.5 million for the fiscal years ended February 1, 2025 and February 3, 2024,and 0.1 million and for the fiscal years ended January 28, 2023.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation. We committed charitable contributions to the Zumiez Foundation of less than $0.1 million, $0.1 million and $0.9 million for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively. There were no accruals for charitable contributions payable to the Zumiez Foundation as of February 1, 2025 and February 3, 2024. Accrued charitable contributions payable to the Zumiez Foundation amounted to $0.5 million as of January 28, 2023.

18. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of February 1, 2025, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

We identified our CEO as our CODM as the CEO allocates resources and evaluates the performance of our operating segments based on our key performance indicators as outlined in Part II Item 7 of this Form 10-K.

The CODM uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, compare actual results to forecasts and to make investment decisions.

The following table is a summary of significant segment expenses and results of operations:

	Fiscal Years Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$889,202	$875,486	$958,380
Product COGS (1)	385,703	385,796	412,627
Other COGS (2)	200,459	208,800	221,075
Gross profit	303,040	280,890	324,678
Store SG&A (3)	222,326	223,863	216,893
Corporate SG&A (4)	78,764	121,816	76,685
Operating profit (loss)	$1,950	$(64,789)	$31,100

(1)
Product COGS consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing, and inbound freight costs.
(2)
Other COGS consists of buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) freight costs for store merchandise transfers, inventory shrinkage and impairment of operating lease right-of-use-assets.
(3)
Store SG&A consists of store personnel wages and benefits, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, store depreciation, the cost of our website and supporting teams, and other costs allocated to the operations of our stores.

(4)
Corporate SG&A consists of administrative staff wages and benefits, information technology expenses, depreciation on fixed assets at the home office, facility expenses, impairment costs, training expenses, advertising and marketing costs.

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Men's Apparel	48%	47%	43%
Hardgoods	10%	12%	13%
Accessories	16%	17%	18%
Footwear	14%	14%	15%
Women's Apparel	12%	10%	11%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales (1):
United States	$674,158	$654,153	$753,761
Foreign	215,044	221,333	204,619
Total net sales	$889,202	$875,486	$958,380

	February 1, 2025	February 3, 2024
Long-lived assets (2):
United States	$157,296	$167,204
Foreign	106,117	120,079
Total long-lived assets	$263,413	$287,283

(1)
Net sales are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on zumiez.com and to foreign for sales on zumiez.ca, blue-tomato.com and fasttimes.com.au.
(2)
Long-lived assets include fixed assets, net and operating lease right-of-use assets.

19. Subsequent Event

On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through March 31, 2026, unless the time period is extended or shortened by the Board of Directors.

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

10.37

Credit Agreement dated as of December 20, 2024 by and among Zumiez Inc., Zumiez Services Inc. and PNC Bank, National Association. [Incorporated by reference to Exhibit 10.37 to the Form 8-K filed by the Company on December 24, 2024]

19.1	Insider Trading Policy

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97.1	Policy for Recovery of Erroneously Awarded Compensation

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended February 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at February 1, 2025 and February 3, 2024; (ii) Consolidated statements of (loss) income for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023; (iii) Consolidated statement of comprehensive (loss) income for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 13, 2025
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 13, 2025
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 13, 2025	/S/ STEVEN P. LOUDEN	March 13, 2025
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steven P. Louden, Director

/S/ JAMES P. MURPHY	March 13, 2025	/S/TRAVIS D. SMITH	March 13, 2025
Signature	Date	Signature	Date
James P. Murphy, Director		Travis D. Smith, Director

/S/ CARMEN R. BAUZA	March 13, 2025	/S/ SCOTT A. BAILEY	March 13, 2025
Signature	Date	Signature	Date
Carmen R. Bauza, Director		Scott A. Bailey, Director

/S/ LILIANA GIL VALLETTA	March 13, 2025	/S/ GUY M. HARKLESS	March 13, 2025
Signature	Date	Signature	Date
Liliana Gil Valletta, Director		Guy M. Harkless, Director