Form 10-Q
period 2025-05-03
Zumiez Inc
filed 2025-06-05
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 2025

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

At May 31, 2025, there were 17,770,640 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 3, 2025	February 1, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,519	$112,668
Marketable securities	38,443	34,890
Receivables	14,839	12,825
Inventories	149,864	146,648
Prepaid expenses and other current assets	15,525	15,354
Total current assets	281,190	322,385
Fixed assets, net	79,703	80,178
Operating lease right-of-use assets	185,901	183,235
Goodwill	15,329	15,258
Intangible assets, net	14,665	13,577
Deferred tax assets, net	10,215	8,684
Other long-term assets	12,097	11,564
Total long-term assets	317,910	312,496
Total assets	$599,100	$634,881

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$48,981	$49,389
Accrued payroll and payroll taxes	16,563	21,962
Operating lease liabilities	54,388	56,009
Other current liabilities	26,943	28,154
Total current liabilities	146,875	155,514
Long-term operating lease liabilities	147,398	143,812
Other long-term liabilities	6,349	6,578
Total long-term liabilities	153,747	150,390
Total liabilities	300,622	305,904
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 17,770 shares issued and outstanding at May 3, 2025 and 19,159 shares issued and outstanding at February 1, 2025	205,595	203,581
Accumulated other comprehensive loss	(16,746)	(23,778)
Retained earnings	109,629	149,174
Total shareholders’ equity	298,478	328,977
Total liabilities and shareholders’ equity	$599,100	$634,881

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	$184,343	$177,388
Cost of goods sold	129,028	125,489
Gross profit	55,315	51,899
Selling, general and administrative expenses	75,187	72,054
Operating loss	(19,872)	(20,155)
Interest income, net	2,255	1,321
Other income (expense), net	1,844	(767)
Loss, before income taxes	(15,773)	(19,601)
Benefit from income taxes	(1,443)	(2,821)
Net loss	$(14,330)	$(16,780)
Basic loss per share	$(0.79)	$(0.86)
Diluted loss per share	$(0.79)	$(0.86)
Weighted average shares used in computation of loss per share
Basic	18,116	19,465
Diluted	18,116	19,465

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net loss	$(14,330)	$(16,780)
Other comprehensive income (loss), net of tax:
Foreign currency translation	6,614	(895)
Net change in fair value of marketable debt securities	418	(103)
Other comprehensive income (loss)	7,032	(998)
Comprehensive loss	$(7,298)	$(17,778)

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977
Net loss		—	—	(14,330)	(14,330)
Other comprehensive income, net	—	—	7,032	—	7,032
Issuance and exercise of stock-based awards	419	186	—	—	186
Stock-based compensation expense	—	1,828	—	—	1,828
Repurchase of common stock	(1,808)	—	—	(25,215)	(25,215)
Balance at May 3, 2025	17,770	$205,595	$(16,746)	$109,629	$298,478

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss	—	—	—	(16,780)	(16,780)
Other comprehensive loss, net	—	—	(998)	—	(998)
Issuance and exercise of stock-based awards	485	228	—	—	228
Stock-based compensation expense	—	1,675	—	—	1,675
Balance at May 4, 2024	20,318	$198,047	$(20,025)	$159,313	$337,335

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net loss	$(14,330)	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	5,387	5,561
Noncash lease expense	14,639	14,522
Deferred taxes	(1,473)	(2,590)
Stock-based compensation expense	1,828	1,675
Impairment of long-lived assets	462	101
Other	(765)	525
Changes in operating assets and liabilities:
Receivables	(758)	1,077
Inventories	(119)	(18,876)
Prepaid expenses and other assets	299	1,754
Trade accounts payable	(1,357)	21,763
Accrued payroll and payroll taxes	(5,863)	(1,458)
Income taxes payable	(259)	(797)
Operating lease liabilities	(16,588)	(17,276)
Other liabilities	(3,187)	(7,778)
Net cash used in operating activities	(22,084)	(18,577)
Cash flows from investing activities:
Additions to fixed assets	(2,219)	(2,546)
Purchases of marketable securities	(7,055)	(1,967)
Sales and maturities of marketable securities and other investments	5,086	12,510
Net cash (used in) provided by investing activities	(4,188)	7,997
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	3,220
Payments on revolving credit facilities	—	(3,220)
Proceeds from issuance and exercise of stock-based awards	378	358
Payments for tax withholdings on equity awards	(192)	(130)
Repurchase of common stock, including taxes	(25,215)	—
Net cash (used in) provided by financing activities	(25,029)	228
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,608	(245)
Net decrease in cash, cash equivalents, and restricted cash	(49,693)	(10,597)
Cash, cash equivalents, and restricted cash, beginning of period	121,517	94,284
Cash, cash equivalents, and restricted cash, end of period	$71,824	$83,687
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$412	$654
Accrual for purchases of fixed assets	982	2,094

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At May 3, 2025, we operated 730 stores; 569 in the United States (“U.S.”), 87 in Europe, 46 in Canada, and 28 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended May 3, 2025 and May 4, 2024 were 13-week periods.

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

The financial data at February 1, 2025 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended February 1, 2025, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

	May 3, 2025	February 1, 2025
Cash and cash equivalents	$62,519	$112,668
Restricted cash included in other current assets and other long-term assets	9,305	8,861
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$71,824	$121,529

As of May 3, 2025, restricted cash included in other current assets and other long-term assets amounted to $3.6 million and $5.7 million, respectively. As of February 1, 2025, restricted cash in other current assets and other long-term assets amounted to $3.6 million and $5.3 million, respectively. Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Recent Accounting Standards—We review recent account pronouncements on a quarterly basis and have excluded discussion of those that are not applicable and those that we determined did not have, or are not expected to have, a material impact on the condensed consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the effect that the new ASU will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company will adopt ASU 2023-09 and include relevant disclosures in our annual report on Form 10-K for the fiscal year 2025.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
United States	$140,040	$133,873
Europe	29,292	29,569
Canada	9,693	8,826
Australia	5,318	5,120
Net sales	$184,343	$177,388

Net sales for the three months ended May 3, 2025 included a $0.5 million decrease due to the change in foreign exchange rates, which consisted of a $0.4 million decrease in Canada, $0.2 million decrease in Australia, partially offset by $0.1 million increase in Europe.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.9 million at May 3, 2025 and $3.6 million at February 1, 2025, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million at May 3, 2025 and February 1, 2025.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,018	$—	$—	$23,018
Money market funds	4,540	—	—	4,540
U.S. treasury and government agency securities	8,742	1	—	8,743
Corporate debt securities	26,218	—	—	26,218
Total cash and cash equivalents	62,518	1	—	62,519
Marketable securities:
U.S. treasury and government agency securities	14,115	—	(2,115)	12,000
Corporate debt securities	1,998	—	(56)	1,942
Certificate of deposits	24,501	—	—	24,501
Total marketable securities	$40,614	$—	$(2,171)	$38,443

	February 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,907	$—	$—	$43,907
Money market funds	27,791	—	—	27,791
Treasury and agency securities	13,913	2	—	13,915
Corporate debt securities	27,055	—	—	27,055
Total cash and cash equivalents	112,666	2	—	112,668
Marketable securities:
U.S. treasury and government agency securities	14,729	—	(2,642)	12,087
Corporate debt securities	6,499	—	(88)	6,411
Certificates of deposit	16,392	—	—	16,392
Total marketable securities	$37,620	$—	$(2,730)	$34,890

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 3, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$148	$(7)	$11,852	$(2,108)	$12,000	$(2,115)
Corporate debt securities	—	—	1,943	(56)	1,943	(56)
State and local government securities	—	—	—	—	—	—
Total marketable securities	$148	$(7)	$13,795	$(2,164)	$13,943	$(2,171)

	February 1, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,088	$(2,642)	$12,088	$(2,642)
Corporate debt securities	—	—	5,410	(88)	5,410	(88)
Total marketable securities	$—	$—	$17,498	$(2,730)	$17,498	$(2,730)

4. Leases

At May 3, 2025, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Operating lease expense	$16,516	$16,638
Variable lease expense	4,306	3,377
Total lease expense (1)	$20,822	$20,015

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16,588)	$(17,276)
Right-of-use assets obtained in exchange for new operating lease liabilities	10,471	17,840

Weighted-average remaining lease term and discount rate were as follows:

	May 3, 2025	May 4, 2024
Weighted-average remaining lease term	4.8	4.9
Weighted-average discount rate	4.7%	3.9%

At May 3, 2025, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2025	$48,275
Fiscal 2026	53,471
Fiscal 2027	41,543
Fiscal 2028	26,536
Fiscal 2029	17,693
Thereafter	38,958
Total minimum lease payments	226,476
Less: interest	(24,690)
Present value of lease obligations	201,786
Less: current portion	(54,388)
Long-term lease obligations (1)	$147,398

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At May 3, 2025, we have excluded from the table above $1.0 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2025.

5. Commitments and Contingencies

Purchase Commitments—At May 3, 2025, we had outstanding purchase orders to acquire merchandise from vendors of $192.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. After mediation on April 18, 2025, the parties have reached a settlement in principle in the amount of $2,890,000 that is subject to preliminary and final court approval. The parties anticipate that a motion seeking preliminary approval of the settlement will be filed in the next 45 to 60 days.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at May 3, 2025 and February 1, 2025 was $1.8 million and $1.5 million, respectively.

6. Revolving Credit Facilities and Debt

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 3, 2025 or February 1, 2025. We had $2.7 million in issued, but undrawn, standby letters of credit at February 1, 2025. As of May 3, 2025, we have $4.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 3, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,540	$—	$—
U.S. treasury and government agency securities	—	8,743	—
Corporate debt securities	—	26,218	—
Marketable securities:
U.S. treasury and government agency securities	—	12,000	—
Corporate debt securities	—	1,942	—
Certificates of deposit	—	24,501	—
Other current and long-term assets:
Money market funds	9,305	—	—
Total	$13,845	$73,404	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$27,791	$—	$—
U.S. treasury and government agency securities	—	13,915	—
Corporate debt securities	—	27,055	—
Marketable securities:
U.S. treasury and government agency securities	—	12,087	—
Corporate debt securities	—	6,411	—
Certificates of deposit	—	16,392	—
Other current and long-term assets:
Money market funds	8,861	—	—
Total	$36,652	$75,860	$—

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

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as fixed assets, operating lease right-of-use-assets, goodwill, other intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. During the three months ended May 3, 2025, we recognized $0.2 in impairment losses related to fixed assets and $0.3 million in impairment losses related to operating lease right-of-use assets. During the three months ended May 4, 2024, we recognized $0.1 million in impairment losses related to fixed assets and no impairment losses related to operating lease right-of-use assets.

8. Stockholders’ Equity

Share Repurchase—On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). As of May 3, 2025, we have used all of $25 million approved amount to repurchase common stock under the share repurchase program.

The following table summarizes common stock repurchase activity during three months ended May 3, 2025. There were no common stock repurchases during the three months ended May 4, 2024. (in thousands, except per share amount):

Three Months Ended
May 3, 2025
Number of shares repurchased	1,808
Average price per share of repurchased shares (with commission)	$13.82
Total cost of shares repurchased	$25,000

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive loss for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (2)	Net change in fair value of marketable debt securities (1)	Accumulated other comprehensive losses
Three months ended May 3, 2025:
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net	6,614	418	7,032
Balance at May 3, 2025	$(15,121)	$(1,625)	$(16,746)
Three months ended May 4, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive loss, net	(895)	(103)	$(998)
Balance at May 4, 2024	$(17,041)	$(2,984)	$(20,025)

(1)
Other comprehensive loss before reclassifications was $0.4 million, net of taxes for net unrealized losses on marketable securities for the three months ended May 3, 2025. Other comprehensive loss before reclassifications was $0.1 million, net of taxes for net unrealized losses on marketable for the three months ended May 4, 2024. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended May 3, 2025 and May 4, 2024, respectively.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Cost of goods sold	$374	$370
Selling, general and administrative expenses	1,454	1,305
Total stock-based compensation expense	$1,828	$1,675

At May 3, 2025, there was $14.2 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2025	728	$18.19
Granted	436	$14.60
Vested	(227)	$21.04
Forfeited	(23)	$15.90
Outstanding at May 3, 2025	914	$15.88	$11,011

We had 0.6 million stock options outstanding at May 3, 2025 with a grant date weighted average exercise price of $19.28 and 0.4 million stock options outstanding at February 1, 2025 with a grant date weighted average exercise price of $21.24.

10. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	May 3, 2025	May 4, 2024
Net loss	$(14,330)	$(16,780)
Weighted average common shares for basic loss per share:	18,116	19,465
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	18,116	19,465
Basic loss per share	$(0.79)	$(0.86)
Diluted loss per share	$(0.79)	$(0.86)

There were 0.7 million and 0.6 million anti-dilutive common shares related to stock-based awards for the three months ended May 3, 2025 and May 4, 2024, respectively.

11. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of May 3, 2025, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

We identified our CEO as our CODM as the CEO allocates resources and evaluates the performance of our operating segments based on our key performance indicators as outlined in Part I Item 2 of this Form 10-Q.

The CODM uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, compare actual results to forecasts and to make investment decisions.

The following table is a summary of significant segment expenses and results of operations:

	May 3, 2025	May 4, 2024
Net sales	$184,343	$177,388
Product COGS (1)	80,676	77,599
Other COGS (2)	48,352	47,890
Gross profit	55,315	51,899
Store SG&A (3)	51,728	51,200
Corporate SG&A (4)	23,459	20,854
Operating loss	$(19,872)	$(20,155)

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

12. Subsequent Event

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 13, 2025 and in this Form 10-Q.

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

Fiscal 2025 is the 52-week period ending January 31, 2026. Fiscal 2024 was the 52-week period ending February 1, 2025. The first three months of fiscal 2025 was the 13-week period ended May 3, 2025. The first three months of fiscal 2024 was the 13-week period ended May 4, 2024.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2024 and 2025. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2024 and the first three months of fiscal 2025.

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	100.0%	100.0%
Cost of goods sold	70.0	70.7
Gross profit	30.0	29.3
Selling, general and administrative expenses	40.8	40.6
Operating loss	(10.8)	(11.3)
Interest and other income	2.2	0.3
Loss before income taxes	(8.6)	(11.0)
Provision for income taxes	(0.8)	(1.6)
Net loss	(7.8)%	(9.4)%

Three Months (13 weeks) Ended May 3, 2025 Compared With Three Months (13 weeks) Ended May 4, 2024

Net Sales

Net sales were $184.3 million for the three months ended May 3, 2025 compared to $177.4 million for the three months ended May 4, 2024, an increase of $6.9 million or 3.9%. The increase in sales was primarily driven by $10.2 million comparable sales increase in North America, partially offset by net closure of 21 stores subsequent to May 4, 2024. By region, North America sales increased $7.0 million or 4.9% and other international sales (which consists of Europe and Australia sales) decreased $0.1 million or 0.2% for the three months ended May 3, 2025 compared to the three months ended May 4, 2024. Excluding the impact of changes in foreign exchange rates, North America sales increased $7.5 million or 5.2% and other international sales were not significantly impacted by foreign exchange rates for the three months ended May 3, 2025 compared to the three months ended May 4, 2024. decreased $- million or 0.1%

Comparable sales increased 5.5% for the three months ended May 3, 2025 driven by an increase in dollars per transaction partially offset by a decrease in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, net sales were primarily driven by increases in women's clothing, men's clothing, footwear and accessories, partially offset by decrease in hardgoods.

Gross Profit

Gross profit was $55.3 million for the three months ended May 3, 2025 compared to $51.9 million for the three months ended May 4, 2024, an increase of $3.4 million, or 6.6%. As a percent of net sales, gross profit increased 70 basis points for the three months ended May 3, 2025 to 30.0%. The increase was primarily driven by 70 basis points of leverage in store occupancy cost.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $75.2 million for the three months ended May 3, 2025 compared to $72.1 million for the three months ended May 4, 2024, an increase of $3.1 million. SG&A expenses as a percent of net sales increased 20 basis points for the three months ended May 3, 2025 to 40.8%. The increase was primarily driven by a 160 basis point increase due to a $2.9 million litigation settlement, offset by a 70 basis point leverage in store costs not tied to wages, 30 basis point decrease in corporate costs, and 40 basis point leverage in various smaller benefits related to annual incentive compensation, wages and training.

Net Loss

Net loss for the three months ended May 3, 2025 was $14.3 million, or $0.79 loss per diluted share, compared with net loss of $16.8 million, or $0.86 loss per diluted share, for the three months ended May 4, 2024. Our effective income tax rate for the three months ended May 3, 2025 was a 9.1% benefit from income taxes compared to a 14.4% benefit from income taxes for the three months ended May 4, 2024. The decrease in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

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

During fiscal 2025, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 9 new stores we that we are planning to open in fiscal 2025 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2025 will not be different from the number of stores we plan to open, or that actual fiscal 2025 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $3.5 million to $22.1 million used in operating activities for the three months ended May 3, 2025 from $18.6 million used in operating activities for the three months ended May 4, 2024. Net cash used in operating activities was $22.1 million for the three months ended May 3, 2025 related to $27.8 million in unfavorable changes in our operating assets and liabilities and a $14.3 million net loss, excluding $20.0 million of noncash charges included within net loss for the period. Net cash used in operating activities was $18.6 million for the three months ended May 4, 2024 related to $21.6 million in unfavorable changes in our operating assets and liabilities and a $16.8 million net loss, excluding $19.8 million of noncash charges included within net loss for the period. Our operating cash flows primarily result from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended May 3, 2025 related to $2.0 million in net purchases of marketable securities, and $2.2 million of capital expenditures primarily for new store openings, and relocations. Net cash provided by investing activities was $8.0 million for the three months ended May 4, 2024, related to $10.5 million in net sales of marketable securities, partially offset by $2.5 million of capital expenditures primarily for new store openings, existing store remodels or relocation.

Financing Activities

Net cash used in financing activities for the three months ended May 3, 2025 was $25.0 million, related $25.2 million used in the repurchase of common stock and $0.2 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.4 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities for the three months ended May 4, 2024 was $0.2 million, related to $0.3 million in proceeds from the issuance and exercise of stock-based awards, partially offset by $0.1 million in payments for tax withholding obligations upon vesting of restricted stock.

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 3, 2025 or February 1, 2025. We had $2.7 million in issued, but undrawn, standby letters of credit at February 1, 2025. As of May 3, 2025, we have $4.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank.

At May 3, 2025, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at May 3, 2025 has not significantly changed since February 1, 2025. Our market risk profile at February 1, 2025 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 3, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended February 1, 2025. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended May 3, 2025 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 2, 2025-March 1, 2025	—	$—	—	$—
March 2, 2025-April 5, 2025	832	$14.59	818	$13,054
April 5, 2025-May 3, 2025 (2)	990	$13.19	990	$—
Total	1,822		1,808

(1) (2)

On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock (the “Repurchase Program”). As of May 3, 2025, we have used all of $25 million approved amount to repurchase common stock under the share repurchase program.

During the thirteen weeks ended May 3, 2025, 14,004 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended May 3, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described below:

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 3, 2025 (unaudited) and February 1, 2025; (ii) Unaudited Condensed Consolidated Statements of Loss for the three months ended May 3, 2025 and May 4, 2024; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 3, 2025 and May 4, 2024; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 3, 2025 and May 4, 2024; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 2025 and May 4, 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 5, 2025	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)