Form 10-Q
period 2025-08-02
Zumiez Inc
filed 2025-09-04
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2025

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

At August 30, 2025, there were 17,153,529 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2, 2025	February 1, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$78,804	$112,668
Marketable securities	27,936	34,890
Receivables	22,042	12,825
Inventories	157,722	146,648
Prepaid expenses and other current assets	14,258	15,354
Total current assets	300,762	322,385
Fixed assets, net	77,756	80,178
Operating lease right-of-use assets	193,809	183,235
Goodwill	15,334	15,258
Intangible assets, net	14,853	13,577
Deferred tax assets, net	8,781	8,684
Other long-term assets	12,093	11,564
Total long-term assets	322,626	312,496
Total assets	$623,388	$634,881

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$69,181	$49,389
Accrued payroll and payroll taxes	21,443	21,962
Operating lease liabilities	55,608	56,009
Other current liabilities	24,777	28,154
Total current liabilities	171,009	155,514
Long-term operating lease liabilities	153,115	143,812
Other long-term liabilities	6,827	6,578
Total long-term liabilities	159,942	150,390
Total liabilities	330,951	305,904
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 17,221 shares issued and outstanding at August 2, 2025 and 19,159 shares issued and outstanding at February 1, 2025	207,388	203,581
Accumulated other comprehensive loss	(15,684)	(23,778)
Retained earnings	100,733	149,174
Total shareholders’ equity	292,437	328,977
Total liabilities and shareholders’ equity	$623,388	$634,881

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$214,275	$210,179	$398,618	$387,567
Cost of goods sold	138,257	138,385	267,285	263,874
Gross profit	76,018	71,794	131,333	123,693
Selling, general and administrative expenses	75,911	72,187	151,098	144,240
Operating profit (loss)	107	(393)	(19,765)	(20,547)
Interest income, net	753	1,128	3,008	2,449
Other income (expense), net	52	(179)	1,895	(946)
Profit (loss), before income taxes	912	556	(14,862)	(19,044)
Provision for (benefit from) income taxes	1,914	1,403	471	(1,417)
Net loss	$(1,002)	$(847)	$(15,333)	$(17,627)
Basic loss per share	$(0.06)	$(0.04)	$(0.88)	$(0.91)
Diluted loss per share	$(0.06)	$(0.04)	$(0.88)	$(0.91)

Weighted average shares used in computation of loss per share
Basic	16,698	19,284	17,403	19,375
Diluted	16,698	19,284	17,403	19,375

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net loss	$(1,002)	$(847)	$(15,333)	$(17,627)
Other comprehensive income (loss), net of tax:
Foreign currency translation	880	184	7,494	(712)
Net change in fair value of marketable debt securities	182	997	600	895
Other comprehensive income	1,062	1,181	8,094	183
Comprehensive income (loss)	$60	$334	$(7,239)	$(17,444)

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 3, 2025	17,770	$205,595	$(16,746)	$109,629	$298,478
Net loss	—	—	—	(1,002)	(1,002)
Other comprehensive income, net	—	—	1,062	—	1,062
Issuance and exercise of stock-based awards	48	—	—	—	—
Stock-based compensation expense	—	1,793	—	—	1,793
Repurchase of common stock	(597)	—	—	(7,894)	(7,894)
Balance at August 2, 2025	17,221	$207,388	$(15,684)	$100,733	$292,437

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 4, 2024	20,318	$198,047	$(20,025)	$159,313	$337,335
Net loss	—	—	—	(847)	(847)
Other comprehensive income, net	—	—	1,181	—	1,181
Issuance and exercise of stock-based awards	(13)	(2)	—	—	(2)
Stock-based compensation expense	—	1,718	—	—	1,718
Repurchase of common stock	(945)	—	—	(19,581)	(19,581)
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977
Net loss	—	—	—	(15,333)	(15,333)
Other comprehensive income, net	—	—	8,094	—	8,094
Issuance and exercise of stock-based awards	467	186	—	—	186
Stock-based compensation expense	—	3,621	—	—	3,621
Repurchase of common stock	(2,405)	—	—	(33,108)	(33,108)
Balance at August 2, 2025	17,221	$207,388	$(15,684)	$100,733	$292,437

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss	—	—	—	(17,627)	(17,627)
Other comprehensive income, net	—	—	183	—	183
Issuance and exercise of stock-based awards	472	228	—	—	228
Stock-based compensation expense	—	3,391	—	—	3,391
Repurchase of common stock	(945)	—	—	(19,581)	(19,581)
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net loss	$(15,333)	$(17,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	10,707	11,052
Noncash lease expense	31,452	32,169
Deferred taxes	(81)	(1,688)
Stock-based compensation expense	3,621	3,391
Impairment of long-lived assets	777	298
Other	(693)	949
Changes in operating assets and liabilities:
Receivables	(6,768)	(7,067)
Inventories	(7,540)	(30,665)
Prepaid expenses and other assets	(1,836)	(937)
Trade accounts payable	18,682	34,650
Accrued payroll and payroll taxes	(1,070)	2,102
Income taxes payable	(4,775)	(1,346)
Operating lease liabilities	(35,065)	(36,817)
Other liabilities	(1,579)	(3,886)
Net cash used in operating activities	(9,501)	(15,422)
Cash flows from investing activities:
Additions to fixed assets	(5,317)	(6,266)
Purchases of marketable securities	(8,044)	(1,967)
Sales and maturities of marketable securities and other investments	16,881	24,145
Net cash provided by investing activities	3,520	15,912
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	3,220
Payments on revolving credit facilities	—	(3,220)
Proceeds from the issuance and exercise of stock-based awards	377	357
Payments for tax withholdings on equity awards	(192)	(130)
Repurchase of common stock, including taxes	(32,682)	(19,581)
Net cash used in financing activities	(32,497)	(19,354)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,614	(213)
Net decrease in cash, cash equivalents, and restricted cash	(36,864)	(19,077)
Cash, cash equivalents, and restricted cash, beginning of period	121,529	94,284
Cash, cash equivalents, and restricted cash, end of period	$84,665	$75,207
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,452	$1,805
Accrual for purchases of fixed assets	1,180	3,326
Accrual for repurchase of common stock	426	479

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At August 2, 2025, we operated 731 stores; 571 in the United States (“U.S.”), 86 in Europe, 46 in Canada, and 28 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended August 2, 2025 and August 3, 2024 were 13-week periods. The six months ended August 2, 2025 and August 3, 2024 were 26-week periods.

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

	August 2, 2025	February 1, 2025
Cash and cash equivalents	$78,804	$112,668
Restricted cash included in other current assets and other long-term assets	5,861	8,861
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$84,665	$121,529

As of August 2, 2025, all restricted cash were included in other long-term assets amounted to $5.9 million. As of February 1, 2025, restricted cash in other current assets and other long-term assets amounted to $3.6 million and $5.3 million, respectively. Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

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

Recent Tax Legislation—On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act makes permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research costs, and modifies the international tax framework. The legislation contains multiple effective dates, with some provisions effective in 2025, and others phased in through 2027.The Company has evaluated the effects of the Act on its income tax provision. While enactment did not have a material impact on our annual effective tax rate, we expect our current and future U.S. cash tax liabilities to decrease. The ultimate impact may differ from our current estimates due to changes in the results of our operations, the issuance of regulatory guidance, or additional legislative changes.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
United States	$169,079	$166,186	$309,120	$300,057
Europe	28,923	28,320	58,215	57,890
Canada	11,011	10,148	20,703	18,974
Australia	5,262	5,525	10,580	10,646
Net sales	$214,275	$210,179	$398,618	$387,567

Net sales for the three months ended August 2, 2025, included a $1.7 million increase due to the change in foreign exchange rates, which consisted of a $1.8 million increase in Europe partially offset by a $0.1 million decrease in Australia. Net sales for the six months ended August 2, 2025, included a $1.2 million increase due to the change in foreign exchange rates, which consisted of a $2.0 million increase in Europe, partially offset by a $0.5 million and $0.3 million decrease in Canada and Australia, respectively.

Our contract liabilities include deferred revenue related to our customer loyalty program and gift cards. The current liability for gift cards was $2.7 million at August 2, 2025 and $3.6 million at February 1, 2025, respectively. Deferred revenue related to our STASH loyalty program was $1.1 million at August 2, 2025 and February 1, 2025.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 2, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$48,131	$—	$—	$48,131
Money market funds	5,896	—	—	5,896
U.S. treasury and government agency securities	8,847	1	—	8,848
Corporate debt securities	15,929	—	—	15,929
Total cash and cash equivalents	78,803	1	—	78,804
Marketable securities:
U.S. treasury and government agency securities	13,343	—	(1,887)	11,456
Corporate debt securities	2,997	—	(39)	2,958
Certificate of deposits	13,522	—	—	13,522
Total marketable securities	$29,862	$—	$(1,926)	$27,936

	February 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,907	$—	$—	$43,907
Money market funds	27,791	—	—	27,791
Treasury and agency securities	13,913	2	—	13,915
Corporate debt securities	27,055	—	—	27,055
Total cash and cash equivalents	112,666	2	—	112,668
Marketable securities:
U.S. treasury and government agency securities	14,729	—	(2,642)	12,087
Corporate debt securities	6,499	—	(88)	6,411
Certificates of deposit	16,392	—	—	16,392
Total marketable securities	$37,620	$—	$(2,730)	$34,890

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 2, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$139	$(6)	$11,317	$(1,881)	$11,456	$(1,887)
Corporate debt securities	—	—	1,959	(39)	1,959	(39)
Total marketable securities	$139	$(6)	$13,276	$(1,920)	$13,415	$(1,926)

	February 1, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,088	$(2,642)	$12,088	$(2,642)
Corporate debt securities	—	—	5,410	(88)	5,410	(88)
Total marketable securities	$—	$—	$17,498	$(2,730)	$17,498	$(2,730)

4. Leases

At August 2, 2025, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease expense	$19,267	$20,174	$35,783	$36,812
Variable lease expense	1,689	1,256	5,995	4,633
Total lease expense (1)	$20,956	$21,430	$41,778	$41,445

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(35,065)	$(36,817)
Right-of-use assets obtained in exchange for new operating lease liabilities	23,985	46,978

Weighted-average remaining lease term and discount rate were as follows:

	August 2, 2025	August 3, 2024
Weighted-average remaining lease term	4.7	4.8
Weighted-average discount rate	4.8%	4.3%

At August 2, 2025, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2025	$32,912
Fiscal 2026	60,619
Fiscal 2027	48,190
Fiscal 2028	29,439
Fiscal 2029	19,940
Fiscal 2030	15,600
Thereafter	27,710
Total minimum lease payments	234,410
Less: interest	(25,687)
Present value of lease obligations	208,723
Less: current portion	(55,608)
Long-term lease obligations (1)	$153,115

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At August 2, 2025, we do not have operating leases that were contractually executed, but had not yet commenced.

5. Commitments and Contingencies

Purchase Commitments—At August 2, 2025, we had outstanding purchase orders to acquire merchandise from vendors of $199.6 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

Litigation—We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business.
We have made accruals with respect to these matters, where appropriate, which are reflected in our condensed consolidated financial statements. For some matters, the amount of liability is not probable, or the amount cannot be reasonably estimated and therefore accruals have not been made. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interest of our shareholders.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at August 2, 2025 and February 1, 2025 was $1.7 million and $1.5 million, respectively.

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

We had open commercial letters of credit outstanding of less than $0.2 million at August 2, 2025, and no open commercial letters of credit outstanding at February 1, 2025. We had $3.2 million, and $2.7 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of August 2, 2025 and February 1, 2025 respectively.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 2, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,896	$—	$—
U.S. treasury and government agency securities	—	8,848	—
Corporate debt securities	—	15,929	—
Marketable securities:
U.S. treasury and government agency securities	—	11,456	—
Corporate debt securities	—	2,958	—
Certificates of deposit	—	13,522	—
Other long-term assets:
Money market funds	5,861	—	—
Total	$11,757	$52,713	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$27,791	$—	$—
U.S. treasury and government agency securities	—	13,915	—
Corporate debt securities	—	27,055	—
Marketable securities:
U.S. treasury and government agency securities	—	12,087	—
Corporate debt securities	—	6,411	—
Certificates of deposit	—	16,392	—
Other current and long-term assets:
Money market funds	8,861	—	—
Total	$36,652	$75,860	$—

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

During the three months ended August 2, 2025, we recognized $0.3 million impairment losses related to fixed assets, and $0.1 million for three months ended August 3, 2024. During the six months ended August 2, 2025, we recognized $0.5 million in impairment losses related to fixed assets, and $0.2 million for the six months ended August 3, 2024.

During the three months ended August 2, 2025, we recognized no impairment losses related to operating lease right-of-use assets and $ 0.1 million for the three months ended August 3, 2024. During the six months ended August 2, 2025, we recognized $0.3 million in impairment losses related to operating lease right-of-use assets, and $0.1 million for the six months ended August 3, 2024.

8. Stockholders’ Equity

Share Repurchase—On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock which was completed in the first quarter of the fiscal year.

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors. As of August 2, 2025, there remains $7.2 million available to repurchase common stock under the share Repurchase Program.

The following table summarizes our common stock repurchase activity (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Number of shares repurchased	597	945	2,405	945
Average price per share of repurchased shares (with commission)	$13.10	$20.55	$13.64	$20.55
Total cost of shares repurchased	$7,816	$19,421	$32,816	$19,421

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Three months ended August 2, 2025:
Balance at May 3, 2025	$(15,121)	$(1,625)	$(16,746)
Other comprehensive income, net (1)	880	182	1,062
Balance at August 2, 2025	$(14,241)	$(1,443)	$(15,684)
Three months ended August 3, 2024:
Balance at May 4, 2024	$(17,042)	$(2,983)	$(20,025)
Other comprehensive income, net (1)	184	997	$1,181
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Six months ended August 2, 2025:
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net (2)	7,494	600	8,094
Balance at August 2, 2025	$(14,241)	$(1,443)	$(15,684)
Six months ended August 3, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive income (loss), net (2)	(712)	895	$183
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)

(1)
Other comprehensive income before reclassifications was $0.2 million, net of taxes for net unrealized losses on marketable securities for the three months ended August 2, 2025. Other comprehensive income before reclassifications was $0.1 million, net of taxes for net unrealized losses on marketable for the three months ended August 3, 2024. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended August 2, 2025 and August 3, 2024, respectively.
(2)
Other comprehensive income before reclassifications was $0.6 million, net of taxes for net unrealized losses on marketable securities for the six months ended August 2, 2025. Other comprehensive income before reclassifications was $0.9 million, net of taxes for net unrealized losses on marketable securities for the six months ended August 3, 2024. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the six months ended August 2, 2025 and August 3, 2024, respectively.
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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Selling, general and administrative expenses	1,406	1,348	2,860	2,651
Cost of goods sold	$387	$370	$761	$740
Total stock-based compensation expense	$1,793	$1,718	$3,621	$3,391

At August 2, 2025, there was a $13.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2025	728	$18.19
Granted	489	$14.35
Vested	(263)	$20.81
Forfeited	(28)	$15.88
Outstanding at August 2, 2025	926	$15.54	$12,301

We had 0.6 million stock options outstanding at August 2, 2025 with a grant date weighted average exercise price of $19.28 and 0.4 million stock options outstanding at February 1, 2025 with a grant date weighted average exercise price of $21.24.

10. Loss per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net loss	$(1,002)	$(847)	$(15,333)	$(17,627)
Weighted average common shares for basic loss per share:	16,698	19,284	17,403	19,375
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted loss per share:	16,698	19,284	17,403	19,375
Basic loss per share	$(0.06)	$(0.04)	$(0.88)	$(0.91)
Diluted loss per share	$(0.06)	$(0.04)	$(0.88)	$(0.91)

There were 0.8 million and 0.6 million anti-dilutive common shares related to stock-based awards for the three months ended August 2, 2025 and August 3, 2024, respectively. There were 0.7 million anti-dilutive common shares related to stock-based awards for the six months ended August 2, 2025 and August 3, 2024.

11. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of August 2, 2025, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

The following table is a summary of significant segment expenses and results of operations:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$214,275	$210,179	$398,618	$387,567
Product COGS (1)	90,219	89,780	170,895	167,379
Other COGS (2)	48,038	48,605	96,390	96,495
Gross profit	76,018	71,794	131,333	123,693
Store SG&A (3)	53,994	53,781	105,721	104,981
Corporate SG&A (4)	21,917	18,406	45,377	39,259
Operating profit (loss)	$107	$(393)	$(19,765)	$(20,547)

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

Fiscal 2025 is the 52-week period ending January 31, 2026. Fiscal 2024 was the 52-week period ending February 1, 2025. The first six months of fiscal 2025 was the 26-week period ended August 2, 2025. The first six months of fiscal 2024 was the 26-week period ended August 3, 2024.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2024 and 2025. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2024 and the first six months of fiscal 2025.

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.5	65.8	67.1	68.1
Gross profit	35.5	34.2	32.9	31.9
Selling, general and administrative expenses	35.4	34.4	37.9	37.2
Operating profit (loss)	0.1	(0.2)	(5.0)	(5.3)
Interest and other income, net	0.3	0.5	1.3	0.4
Profit (loss) before income taxes	0.4	0.3	(3.7)	(4.9)
Provision for (benefit from) income taxes	0.9	0.7	0.1	(0.4)
Net loss	(0.5)%	(0.4)%	(3.8)%	(4.5)%

Three Months (13 weeks) Ended August 2, 2025 Compared With Three Months (13 weeks) Ended August 3, 2024

Net Sales

Net sales were $214.3 million for the three months ended August 2, 2025 compared to $210.2 million for the three months ended August 3, 2024, an increase of $4.1 million, or 1.9%. The increase in sales was primarily driven by a 2.5% increase in comparable sales, partially offset by the net closure of 19 stores subsequent to August 3, 2024. By region, North America sales increased $3.8 million or 2.1% and other international sales (which consists of Europe and Australia sales) increased $0.3 million or 1.0% for the three months ended August 2, 2025 compared to the three months ended August 3, 2024. Excluding the impact of changes in foreign exchange rates, North America sales increased $3.8 million or 2.1% and other international sales decreased $1.4 million or 4.2% for the three months ended August 2, 2025 compared to the three months ended August 3, 2024.

Comparable sales increased 2.5% (reflecting a 4.2% increase in North America and a 5.5% decrease in other international) for the three months ended August 2, 2025, driven by an increase in dollars per transaction partially offset by a decrease in transactions. Dollars per transaction increased due to an increase in average unit retail partially offset by decrease in units per transaction. By category, comparable sales were primarily driven by increases in women's clothing, hardgoods, and accessories, partially offset by decrease in men's clothing and footwear .

Gross Profit

Gross profit was $76.0 million for the three months ended August 2, 2025 compared to $71.8 million for the three months ended August 3, 2024, an increase of $4.2 million, or 5.9%. As a percent of net sales, gross profit increased 130 basis points for the three months ended August 2, 2025 to 35.5%. The increase was driven by 60 basis points of benefit in store occupancy costs related to both leverage on higher sales and closure of underperforming stores, 60 basis points of improvement in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $75.9 million for the three months ended August 2, 2025 compared to $72.2 million for the three months ended August 3, 2024, an increase of $3.7 million, or 5.2%. SG&A expenses as a percent of net sales increased 100 basis points for the three months ended August 2, 2025 to 35.4%. The increase was driven by a 40 basis point increase in corporate costs, a 30 basis point increase due to a higher than anticipated litigation settlement, 20 basis point increase in annual incentive compensation, a 20 basis point increase in store wages, a 20 basis point increase in non-store wages, and a 30 basis point increase related to numerous smaller changes to impairment costs, training and other corporate costs partially offset by a 60 basis point decrease in store costs not tied to wages.

Net Loss

Net loss for the three months ended August 2, 2025 was $1.0 million, or $0.06 loss per diluted share, compared with net loss of $0.8 million, or $0.04 loss per diluted share, for the three months ended August 3, 2024. Our effective income tax rate for the three months ended August 2, 2025 was a 210.0% provision for income taxes compared to a 252.5% provision for income taxes for the three months ended August 3, 2024. The decrease in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

Six Months (26 weeks) Ended August 2, 2025 Compared With Six Months (26 weeks) Ended August 3, 2024

Net Sales

Net sales were $398.6 million for the six months ended August 2, 2025, compared to $387.6 million for the six months ended August 3, 2024, an increase of $11.1 million, or 2.9%. The increase in sales was primarily driven by a 3.9% increase in comparable sales, partially offset by the net closure of 19 stores subsequent to August 3, 2024. By region, North America sales increased $10.8 million or 3.3% and other international sales (which consists of Europe and Australia sales) increased $0.3 million or 0.4% and for the six months ended August 2, 2025, compared to the six months ended August 3, 2024. Excluding the impact of changes in foreign exchange rates, North America sales increased $11.2 million or 3.5% and other international sales decreased $1.4 million or 2.1% for the six months ended August 2, 2025 compared to the six months ended August 3, 2024.

Comparable sales increased 3.9% (reflecting a 5.6% increase in North America and a 3.9% decrease in other international) for the six months ended August 2, 2025, driven by an increase in dollars per transaction that was offset by a decrease in transactions. Dollars per transaction increased due to an increase in average unit retail partially offset by decrease in units per transaction. By category, comparable sales were primarily driven by an increase in women's clothing, men's clothing, accessories and hardgoods, partially offset by a decrease in footwear.

Gross Profit

Gross profit was $131.3 million for the six months ended August 2, 2025, compared to $123.7 million for the six months ended August 3, 2024, an increase of $7.6 million, or 6.2%. As a percent of net sales, gross profit increased 100 basis points for the six months ended August 2, 2025, to 32.9%. The increase was primarily driven by a 60 basis point benefit in store occupancy costs related to both leverage on higher sales and closure of underperforming stores, a 30 basis point improvement in product margin and 10 basis point benefit related to distribution center and logistics costs tied to higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $151.1 million for the six months ended August 2, 2025, compared to $144.2 million for the six months ended August 3, 2024, an increase of $6.9 million, or 4.8%. SG&A expenses as a percent of net sales increased 70 basis points for the six months ended August 2, 2025, to 37.9%. The increase was primarily driven by a 90 basis point increase due to $3.6 million of litigation settlements, 30 basis points related to numerous smaller increases to annual incentive compensation, impairment costs and corporate costs partially offset by a 60 basis point benefit in store costs not tied to wages.

Net Loss

Net loss for the six months ended August 2, 2025, was $15.3 million, or $0.88 loss per diluted share, compared with net loss of $17.6 million, or $0.91 loss per diluted share, for the six months ended August 3, 2024. Our effective income tax rate for the six months ended August 2, 2025, was a 3.2% provision for income taxes compared to 7.4% benefit from income taxes for the six months ended August 3, 2024. The increase in effective income tax rate was primarily due to the allocation of losses across the jurisdictions that we operate.

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

During fiscal 2025, we expect to spend approximately $11.0 million to $13.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 6 new stores we are planning to open in fiscal 2025 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2025 will not be different from the number of stores we plan to open, or that actual fiscal 2025 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities decreased by $5.9 million to $9.5 million used in operating activities for the six months ended August 2, 2025 from $15.4 million used in operating activities for the six months ended August 3, 2024. Net cash used in operating activities was $9.5 million for the six months ended August 2, 2025 related to $39.9 million in unfavorable changes in our operating assets and liabilities and a $15.3 million net loss, excluding $45.7 million of noncash charges included within net loss for the period. Net cash used in operating activities was $15.4 million for the six months ended August 3, 2024 related to $44.0 million in unfavorable changes in our operating assets and liabilities and a $17.6 million net loss, excluding $46.2 million of noncash charges included within net loss for the period. Our operating cash flows primarily result from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $3.5 million for the six months ended August 2, 2025 related to $8.8 million in sales, net of purchases, of marketable securities, and $5.3 million of capital expenditures primarily for new store openings, and relocations. Net cash provided by investing activities was $15.9 million for the six months ended August 3, 2024, related to $22.2 million in sales, net of purchases, of marketable securities, partially offset by $6.3 million of capital expenditures primarily for new store openings, existing store remodels or relocation.

Financing Activities

Net cash used in financing activities for the six months ended August 2, 2025 was $32.5 million, related $32.7 million used in the repurchase of common stock and $0.2 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.4 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the six months ended August 3, 2024 was $19.4 million, related $19.6 million used in the repurchase of common stock and $0.2 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.4 million in proceeds from the issuance and exercise of stock-based awards.

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

We had open commercial letters of credit outstanding of less than $0.2 million at August 2, 2025, and no open commercial letters of credit outstanding at February 1, 2025. We had $3.2 million, and $2.7 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of August 2, 2025 and February 1, 2025 respectively.

At August 2, 2025, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at August 2, 2025 has not significantly changed since February 1, 2025. Our market risk profile at February 1, 2025 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended August 2, 2025 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 4, 2025-May 31, 2025	—	$—	—	$—
June 1, 2025-July 5, 2025	397	$12.66	397	$9,973
July 6, 2025-August 2, 2025	200	$13.96	200	$7,184
Total	597		597

(1)

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended August 2, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 2, 2025 (unaudited) and February 1, 2025; (ii) Unaudited Condensed Consolidated Statements of Loss for the three and six months ended August 2, 2025 and August 3, 2024; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (loss) for the three and six months ended August 2, 2025 and August 3, 2024; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 2, 2025 and August 3, 2024; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2025 and August 3, 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 4, 2025	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)