Form 10-Q
period 2025-11-01
Zumiez Inc
filed 2025-12-04
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2025

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

At November 29, 2025, there were 16,949,578 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at November 1, 2025 (unaudited) and February 1, 2025	3

		Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended November 1, 2025 and November 2, 2024	4

		Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended November 1, 2025 and November 2, 2024	5

		Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 1, 2025 and November 2, 2024	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2025 and November 2, 2024	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

Signature			34

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 1, 2025	February 1, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$80,140	$112,668
Marketable securities	24,327	34,890
Receivables	13,762	12,825
Inventories	180,729	146,648
Prepaid expenses and other current assets	16,071	15,354
Total current assets	315,029	322,385
Fixed assets, net	74,072	80,178
Operating lease right-of-use assets	194,742	183,235
Goodwill	15,367	15,258
Intangible assets, net	14,962	13,577
Deferred tax assets, net	6,845	8,684
Other long-term assets	12,093	11,564
Total long-term assets	318,081	312,496
Total assets	$633,110	$634,881

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$72,536	$49,389
Accrued payroll and payroll taxes	21,812	21,962
Operating lease liabilities	54,369	56,009
Other current liabilities	24,071	28,154
Total current liabilities	172,788	155,514
Long-term operating lease liabilities	154,687	143,812
Other long-term liabilities	7,093	6,578
Total long-term liabilities	161,780	150,390
Total liabilities	334,568	305,904
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 16,950 shares issued and outstanding at November 1, 2025 and 19,159 shares issued and outstanding at February 1, 2025	209,544	203,581
Accumulated other comprehensive loss	(15,403)	(23,778)
Retained earnings	104,401	149,174
Total shareholders’ equity	298,542	328,977
Total liabilities and shareholders’ equity	$633,110	$634,881

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$239,132	$222,475	$637,749	$610,042
Cost of goods sold	149,329	144,161	416,613	408,035
Gross profit	89,803	78,314	221,136	202,007
Selling, general and administrative expenses	78,030	75,946	229,128	220,187
Operating profit (loss)	11,773	2,368	(7,992)	(18,180)
Interest income, net	881	1,013	3,889	3,463
Other (expense) income, net	(265)	(217)	1,630	(1,163)
Profit (loss), before income taxes	12,389	3,164	(2,473)	(15,880)
Provision for income taxes	3,229	2,005	3,700	587
Net income (loss)	$9,160	$1,159	$(6,173)	$(16,467)
Basic earnings (loss) per share	$0.57	$0.06	$(0.36)	$(0.86)
Diluted earnings (loss) per share	$0.55	$0.06	$(0.36)	$(0.86)

Weighted average shares used in computation of earnings (loss) per share
Basic	16,205	18,463	17,002	19,070
Diluted	16,653	18,881	17,002	19,070

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss)	$9,160	$1,159	$(6,173)	$(16,467)
Other comprehensive income (loss), net of tax:
Foreign currency translation	80	(100)	7,574	(812)
Net change in fair value of marketable securities	201	(241)	801	654
Other comprehensive income (loss)	281	(341)	8,375	(158)
Comprehensive income (loss)	$9,441	$818	$2,202	$(16,625)

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 2, 2025	17,221	$207,388	$(15,684)	$100,733	$292,437
Net income	—	—	—	9,160	9,160
Other comprehensive income, net	—	—	281	—	281
Issuance and exercise of stock-based awards	21	333	—	—	333
Stock-based compensation expense	—	1,823	—	—	1,823
Repurchase of common stock	(292)	—	—	(5,492)	(5,492)
Balance at November 1, 2025	16,950	$209,544	$(15,403)	$104,401	$298,542

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at August 3, 2024	19,360	$199,763	$(18,844)	$138,885	$319,804
Net income	—	—	—	1,159	1,159
Other comprehensive loss, net	—	—	(341)	—	(341)
Issuance and exercise of stock-based awards	31	371	—	—	371
Stock-based compensation expense	—	1,719	—	—	1,719
Repurchase of common stock	(220)	—	—	(5,624)	(5,624)
Balance at November 2, 2024	19,171	$201,853	$(19,185)	$134,420	$317,088

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977
Net loss	—	—	—	(6,173)	(6,173)
Other comprehensive income, net	—	—	8,375	—	8,375
Issuance and exercise of stock-based awards	488	519	—	—	519
Stock-based compensation expense	—	5,444	—	—	5,444
Repurchase of common stock	(2,697)	—	—	(38,600)	(38,600)
Balance at November 1, 2025	16,950	$209,544	$(15,403)	$104,401	$298,542

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 3, 2024	19,833	$196,144	$(19,027)	$176,093	$353,210
Net loss	—	—	—	(16,467)	(16,467)
Other comprehensive loss, net	—	—	(158)	—	(158)
Issuance and exercise of stock-based awards	503	599	—	—	599
Stock-based compensation expense	—	5,110	—	—	5,110
Repurchase of common stock	(1,165)	—	—	(25,206)	(25,206)
Balance at November 2, 2024	19,171	$201,853	$(19,185)	$134,420	$317,088

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net loss	$(6,173)	$(16,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	15,996	16,507
Noncash lease expense	47,757	48,424
Deferred taxes	1,871	(324)
Stock-based compensation expense	5,444	5,110
Impairment of long-lived assets	1,254	535
Other	(347)	1,378
Changes in operating assets and liabilities:
Receivables	2,668	484
Inventories	(30,590)	(59,401)
Prepaid expenses and other assets	(3,635)	(152)
Trade accounts payable	22,133	31,956
Accrued payroll and payroll taxes	(705)	540
Income taxes payable	(3,575)	(578)
Operating lease liabilities	(52,492)	(55,565)
Other liabilities	(3,801)	(6,437)
Net cash used in operating activities	(4,195)	(33,990)
Cash flows from investing activities:
Additions to fixed assets	(7,536)	(10,012)
Purchases of marketable securities	(12,114)	(1,967)
Sales and maturities of marketable securities and other investments	24,714	34,077
Net cash provided by investing activities	5,064	22,098
Cash flows from financing activities:
Proceeds from revolving credit facilities	6,894	3,220
Payments on revolving credit facilities	(6,894)	(3,220)
Proceeds from the issuance and exercise of stock-based awards	711	736
Payments for tax withholdings on equity awards	(192)	(130)
Repurchase of common stock, including taxes	(38,253)	(25,206)
Net cash used in financing activities	(37,734)	(24,600)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,362	(242)
Net decrease in cash, cash equivalents, and restricted cash	(35,503)	(36,734)
Cash, cash equivalents, and restricted cash, beginning of period	121,529	94,284
Cash, cash equivalents, and restricted cash, end of period	$86,026	$57,550
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$5,747	$1,961
Accrual for purchases of fixed assets	692	2,218
Accrual for repurchase of common stock	347	—

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At November 1, 2025, we operated 728 stores; 569 in the United States (“U.S.”), 85 in Europe, 46 in Canada, and 28 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended November 1, 2025 and November 2, 2024 were 13-week periods. The nine months ended November 1, 2025 and November 2, 2024 were 39-week periods.

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

	November 1, 2025	February 1, 2025
Cash and cash equivalents	$80,140	$112,668
Restricted cash included in other current assets and other long-term assets	5,886	8,861
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$86,026	$121,529

As of November 1, 2025, all restricted cash were included in other long-term assets amounted to $5.9 million. As of February 1, 2025, restricted cash in other current assets and other long-term assets amounted to $3.6 million and $5.3 million, respectively. Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the capitalization guidance for internal-use software development costs by removing all references to software project development stages and provide further guidance on when an entity is required to start capitalizing eligible costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Recent Tax Legislation—On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act makes permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research costs, and modifies the international tax framework. The legislation contains multiple effective dates, with some provisions effective in 2025, and others phased in through 2027. The Company has evaluated the effects of the Act on its income tax provision. While enactment did not have a material impact on our annual effective tax rate, we expect our current and future U.S. cash tax liabilities to decrease. The ultimate impact may differ from our current estimates due to changes in the results of our operations, the issuance of regulatory guidance, or additional legislative changes.

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
United States	$188,992	$173,466	$498,112	$473,523
Europe	31,169	30,000	89,383	87,890
Canada	13,833	13,312	34,536	32,286
Australia	5,138	5,697	15,718	16,343
Net sales	$239,132	$222,475	$637,749	$610,042

Net sales for the three months ended November 1, 2025, included a $1.5 million increase due to the change in foreign exchange rates, which consisted of a $1.8 million increase in Europe partially offset by a $0.2 million decrease in Canada, and a $0.1 million decrease in Australia. Net sales for the nine months ended November 1, 2025, included a $2.7 million increase due to the change in foreign exchange rates, which consisted of a $3.9 million increase in Europe, partially offset by a $0.7 million and $0.5 million decrease in Canada and Australia, respectively.

Our contract liabilities include deferred revenue related to our STASH customer loyalty program and gift cards. The current liability for gift cards was $2.5 million at November 1, 2025 and $3.6 million at February 1, 2025, respectively. The deferred revenue related to our customer loyalty program at November 1, 2025 and February 1, 2025 was $1.0 million and $1.1 million, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	November 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,822	$—	$—	$38,822
Money market funds	17,663	—	—	17,663
U.S. treasury and government agency securities	6,401	1	—	6,402
Corporate debt securities	17,253	—	—	17,253
Total cash and cash equivalents	80,139	1	—	80,140
Marketable securities:
U.S. treasury and government agency securities	15,273	1	(1,633)	13,641
Corporate debt securities	1,999	—	(24)	1,975
Certificate of deposits	8,711	—	—	8,711
Total marketable securities	$25,983	$1	$(1,657)	$24,327

	February 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,907	$—	$—	$43,907
Money market funds	27,791	—	—	27,791
U.S. treasury and government agency securities	13,913	2	—	13,915
Corporate debt securities	27,055	—	—	27,055
Total cash and cash equivalents	112,666	2	—	112,668
Marketable securities:
U.S. treasury and government agency securities	14,729	—	(2,642)	12,087
Corporate debt securities	6,499	—	(88)	6,411
Certificates of deposit	16,392	—	—	16,392
Total marketable securities	$37,620	$—	$(2,730)	$34,890

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	November 1, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$129	$(5)	$11,026	$(1,628)	$11,155	$(1,633)
Corporate debt securities	—	—	1,976	(24)	1,976	(24)
Total marketable securities	$129	$(5)	$13,002	$(1,652)	$13,131	$(1,657)

	February 1, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,088	$(2,642)	$12,088	$(2,642)
Corporate debt securities	—	—	5,410	(88)	5,410	(88)
Total marketable securities	$—	$—	$17,498	$(2,730)	$17,498	$(2,730)

4. Leases

At November 1, 2025, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to ten years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease expense	$19,162	$18,537	$54,945	$55,349
Variable lease expense	2,123	2,571	8,118	7,204
Total lease expense (1)	$21,285	$21,108	$63,063	$62,553

(1)
Total lease expense includes short-term lease expense and sublease income which is immaterial to the Company. Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(52,492)	$(55,565)
Right-of-use assets obtained in exchange for new operating lease liabilities	49,587	42,802

Weighted-average remaining lease term and discount rate were as follows:

	November 1, 2025	November 2, 2024
Weighted-average remaining lease term	4.8	4.7
Weighted-average discount rate	4.9%	4.5%

At November 1, 2025, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2025	$13,802
Fiscal 2026	64,958
Fiscal 2027	52,155
Fiscal 2028	32,571
Fiscal 2029	23,024
Fiscal 2030	18,233
Thereafter	30,571
Total minimum lease payments	235,314
Less: interest	(26,258)
Present value of lease obligations	209,056
Less: current portion	(54,369)
Long-term lease obligations (1)	$154,687

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At November 1, 2025, we have excluded from the table above $0.1 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the beginning of fiscal 2026.

5. Commitments and Contingencies

Purchase Commitments—At November 1, 2025, we had outstanding purchase orders to acquire merchandise from vendors of 197.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. After mediation on April 18, 2025, the parties have entered into a Memorandum of Understanding and reached a settlement in the amount of $2,890,000 that is subject to preliminary and final court approval. The parties anticipate that a motion seeking preliminary approval of the settlement will be filed in the next 45 to 60 days.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on historical claims experience and actuarial and other assumptions. The self-insurance reserve at November 1, 2025 and February 1, 2025 was $1.9 million and $1.5 million, respectively.

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

Amounts borrowed under the new Credit Facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The new Credit Facility does not carry any ongoing or unused balance fees. The Credit Facility will mature on December 20, 2025. We are currently discussing the renewal of the credit facility prior to its expiration.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at November 1, 2025 or February 1, 2025. We had $3.2 million, and $2.7 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of November 1, 2025 and February 1, 2025, respectively.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	November 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,663	$—	$—
U.S. treasury and government agency securities	—	6,402	—
Corporate debt securities	—	17,253	—
Marketable securities:
U.S. treasury and government agency securities	—	13,641	—
Corporate debt securities	—	1,975	—
Certificates of deposit	—	8,711	—
Other long-term assets:
Money market funds	5,886	—	—
Total	$23,549	$47,982	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$27,791	$—	$—
U.S. treasury and government agency securities	—	13,915	—
Corporate debt securities	—	27,055	—
Marketable securities:
U.S. treasury and government agency securities	—	12,087	—
Corporate debt securities	—	6,411	—
Certificates of deposit	—	16,392	—
Other current and long-term assets:
Money market funds	8,861	—	—
Total	$36,652	$75,860	$—

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

During the three months ended November 1, 2025, we recognized $0.3 million impairment losses related to fixed assets, and $0.2 million for three months ended November 2, 2024. During the nine months ended November 1, 2025, we recognized $0.8 million in impairment losses related to fixed assets, and $0.4 million for the nine months ended November 2, 2024.

During the three months ended November 1, 2025, we recognized $0.2 million of impairment losses related to operating lease right-of-use assets and $0.1 million for the three months ended November 2, 2024. During the nine months ended November 1, 2025, we recognized $0.5 million in impairment losses related to operating lease right-of-use assets, and $0.1 million for the nine months ended November 2, 2024.

8. Stockholders’ Equity

Share Repurchase—On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock which was completed in the first quarter of the fiscal year.

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors. As of November 1, 2025, there remains $1.7 million available to repurchase common stock under the share Repurchase Program.

The following table summarizes our common stock repurchase activity (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Number of shares repurchased	292	220	2,697	1,165
Average price per share of repurchased shares (with commission)	$18.61	$25.35	$14.18	$21.46
Total cost of shares repurchased	$5,437	$5,578	$38,253	$25,000

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive income (loss) for amounts reclassified from accumulated other comprehensive loss into net income (loss) are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Three months ended November 1, 2025:
Balance at August 2, 2025	$(14,241)	$(1,443)	$(15,684)
Other comprehensive income, net (1)	80	201	281
Balance at November 1, 2025	$(14,161)	$(1,242)	$(15,403)
Three months ended November 2, 2024:
Balance at August 3, 2024	$(16,858)	$(1,986)	$(18,844)
Other comprehensive loss, net (1)	(100)	(241)	$(341)
Balance at November 2, 2024	$(16,958)	$(2,227)	$(19,185)

	Foreign currency translation adjustments (3)	Net change in fair value of marketable debt securities	Accumulated other comprehensive losses
Nine months ended November 1, 2025:
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net (2)	7,574	801	8,375
Balance at November 1, 2025	$(14,161)	$(1,242)	$(15,403)
Nine months ended November 2, 2024:
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive (loss) income, net (2)	(812)	654	$(158)
Balance at November 2, 2024	$(16,958)	$(2,227)	$(19,185)

(1)
Other comprehensive income before reclassifications was $0.2 million, net of taxes for net unrealized gains on marketable securities for the three months ended November 1, 2025. Other comprehensive expense before reclassifications was $0.2 million, net of taxes for net unrealized losses on marketable for the three months ended November 2, 2024. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended November 1, 2025 and November 2, 2024, respectively.
(2)
Other comprehensive income before reclassifications was $0.7 million, net of taxes for net unrealized gains on marketable securities for the nine months ended November 1, 2025. Other comprehensive income before reclassifications was $0.6 million, net of taxes for net unrealized gains on marketable securities for the nine months ended November 2, 2024. Net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss were less than $0.1 million for the nine months ended November 1, 2025. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the nine months ended November 2, 2024.
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

Total stock-based compensation expense is recognized on our condensed consolidated statements of income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Selling, general and administrative expenses	$1,428	$1,343	$4,288	$3,994
Cost of goods sold	395	376	1,156	1,116
Total stock-based compensation expense	$1,823	$1,719	$5,444	$5,110

At November 1, 2025, there was $11.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.2 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at February 1, 2025	728	$18.19
Granted	493	14.45
Vested	(265)	20.87
Forfeited	(38)	15.72
Outstanding at November 1, 2025	918	$15.58	$19,875

We had 0.6 million stock options outstanding at November 1, 2025 with a grant date weighted average exercise price of $19.28 and 0.4 million stock options outstanding at February 1, 2025 with a grant date weighted average exercise price of $21.24.

10. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss)	$9,160	$1,159	$(6,173)	$(16,467)
Weighted average common shares for basic earnings (loss) per share:	16,205	18,463	17,002	19,070
Dilutive effect of stock options and restricted stock	448	418	—	—
Weighted average common shares for diluted earnings (loss) per share:	16,653	18,881	17,002	19,070
Basic earnings (loss) per share	$0.57	$0.06	$(0.36)	$(0.86)
Diluted earnings (loss) per share	$0.55	$0.06	$(0.36)	$(0.86)

There were 0.2 million and 0.1 million anti-dilutive common shares related to stock-based awards for the three months ended November 1, 2025 and November 2, 2024, respectively. There were 0.6 million and 0.5 million anti-dilutive common shares related to stock-based awards for the nine months ended November 1, 2025 and November 2, 2024, respectively.

11. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of November 1, 2025, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

We identified our Chief Executive Officer ("CEO") as our Chief Operating Decision Maker ("CODM") as the CEO allocates resources and evaluates the performance of our operating segments based on our key performance indicators as outlined in Part I Item 2 of this Form 10-Q.

The CODM uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, compare actual results to forecasts and to make investment decisions. The following table is a summary of significant segment expenses and results of operations:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$239,132	$222,475	$637,749	$610,042
Product COGS (1)	99,201	94,453	270,095	261,832
Other COGS (2)	50,128	49,708	146,518	146,203
Gross profit	89,803	78,314	221,136	202,007
Store SG&A (3)	55,822	56,187	161,543	161,169
Corporate SG&A (4)	22,208	19,759	67,585	59,018
Operating profit (loss)	$11,773	$2,368	$(7,992)	$(18,180)
(1)
Product Cost of Goods Sold ("COGS") consists of branded merchandise costs and our private label merchandise costs including design, sourcing, importing, and inbound freight costs.
(2)
Other COGS consists of buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation) freight costs for store merchandise transfers, inventory shrinkage and impairment of operating lease right-of-use-assets.
(3)
Store Selling, general and administrative ("SG&A") consists of store personnel wages and benefits, freight costs for merchandise shipments from the distribution centers to the stores, store supplies, store depreciation, the cost of our website and supporting teams, and other costs allocated to the operations of our stores.
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

Fiscal 2025 is the 52-week period ending January 31, 2026. Fiscal 2024 was the 52-week period ending February 1, 2025. The first nine months of fiscal 2025 was the 39-week period ended November 1, 2025. The first nine months of fiscal 2024 was the 39-week period ended November 2, 2024.

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

Trends and Uncertainties Affecting Our Results and Comparability

We have been, and we expect to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include the impact of foreign currency rates; changes in laws, including U.S. tax law changes; fluctuations in variable costs, and changes in general economic conditions in the markets in which we operate. Additionally, we have experienced increased costs during 2024 and 2025. Our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs or experience an adverse impact on demand due to pricing actions. We believe higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during fiscal 2024 and the first nine months of fiscal 2025.

Results of Operations

The following table presents selected items on the condensed consolidated statements of income (loss) as a percent of net sales:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.4	64.8	65.3	66.9
Gross profit	37.6	35.2	34.7	33.1
Selling, general and administrative expenses	32.7	34.1	36.0	36.0
Operating profit (loss)	4.9	1.1	(1.3)	(2.9)
Interest and other income, net	0.3	0.4	0.9	0.4
Profit (loss) before income taxes	5.2	1.5	(0.4)	(2.5)
Provision for income taxes	1.4	0.9	0.6	0.1
Net income (loss)	3.8%	0.6%	(1.0)%	(2.6)%

Three Months (13 weeks) Ended November 1, 2025 Compared With Three Months (13 weeks) Ended November 2, 2024

Net Sales

Net sales were $239.1 million for the three months ended November 1, 2025 compared to $222.5 million for the three months ended November 2, 2024, an increase of $16.6 million, or 7.5%. The increase in sales was primarily driven by a 7.6% increase in comparable sales, partially offset by the net closure of 24 stores subsequent to November 2, 2024. By region, North America sales increased $16.0 million or 8.6% and other international sales (which consists of Europe and Australia sales) increased $0.6 million or 1.7% for the three months ended November 1, 2025 compared to the three months ended November 2, 2024. Excluding the impact of changes in foreign exchange rates, North America sales increased $16.2 million or 8.7% and other international sales decreased $1.1 million or 3.1% for the three months ended November 1, 2025 compared to the three months ended November 2, 2024.

Comparable sales increased 7.6% (reflecting a 10.0% increase in North America and a 3.9% decrease in other international) for the three months ended November 1, 2025, driven by an increase in dollars per transaction and an increase in transactions. Dollars per transaction increase due to an increase in average unit retail while units per transaction were relatively flat. By category, comparable sales were primarily driven by increases in women's clothing, hardgoods, men's clothing, accessories, partially offset by decrease in footwear.

Gross Profit

Gross profit was $89.8 million for the three months ended November 1, 2025 compared to $78.3 million for the three months ended November 2, 2024, an increase of $11.5 million, or 14.7%. As a percent of net sales, gross profit increased 240 basis points for the three months ended November 1, 2025 to 37.6%. The increase was driven by 110 basis points of leverage in store occupancy costs related to both higher sales and closure of underperforming stores, 100 basis points of improvement in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), and 30 basis points of benefit from decreased inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expense was $78.0 million for the three months ended November 1, 2025 compared to $75.9 million for the three months ended November 2, 2024, an increase of $2.1 million, or 2.7%. SG&A expenses as a percent of net sales decreased 140 basis points for the three months ended November 1, 2025 to 32.7%. The decrease was driven by 110 basis points in non-wage store operating costs related to closure of stores year over year, 80 basis points of efficiencies in store wages due to higher sales and closure of low performing stores at the end of fiscal 2024, partially offset by a 40 basis point increase in annual incentive compensation.

Net Income

Net income for the three months ended November 1, 2025 was $9.2 million, or $0.55 earnings per diluted share, compared with net income of $1.2 million, or $0.06 earnings per diluted share, for the three months ended November 2, 2024. These results were inclusive of one time discrete tax items recognized in the quarter that increased diluted earnings per share by approximately $0.09. Our effective income tax rate for the three months ended November 1, 2025 was a 26.1% provision for income taxes compared to a 63.4% provision for income taxes for the three months ended November 2, 2024. The decrease in effective income tax rate was primarily driven by improved operating results, the allocation of losses across the jurisdictions that we operate, as well as one time discrete tax items.

Nine Months (39 weeks) Ended November 1, 2025 Compared With Nine Months (39 weeks) Ended November 2, 2024

Net Sales

Net sales were $637.7 million for the nine months ended November 1, 2025, compared to $610.0 million for the nine months ended November 2, 2024, an increase of $27.7 million, or 4.5%. The increase in sales was primarily driven by a 5.3% increase in comparable sales, partially offset by the net closure of 24 stores subsequent to November 2, 2024. By region, North America sales increased $26.8 million or 5.0% and other international sales (which consists of Europe and Australia sales) increased $0.9 million or 0.8% and for the nine months ended November 1, 2025, compared to the nine months ended November 2, 2024. Excluding the impact of changes in foreign exchange rates, North America sales increased $27.5 million or 5.4% and other international sales decreased $2.5 million or 2.4% for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024.

Comparable sales increased 5.3% (reflecting a 7.2% increase in North America and a 3.9% decrease in other international) for the nine months ended November 1, 2025, driven by an increase in dollars per transaction that was offset by a decrease in transactions. Dollars per transaction increased due to an increase in average unit retail partially offset by a decrease in units per transaction. By category, comparable sales were primarily driven by an increase in women's clothing, men's clothing, hardgoods, and accessories partially offset by a decrease in footwear.

Gross Profit

Gross profit was $221.1 million for the nine months ended November 1, 2025, compared to $202.0 million for the nine months ended November 2, 2024, an increase of $19.1 million, or 9.5%. As a percent of net sales, gross profit increased 160 basis points for the nine months ended November 1, 2025, to 34.7%. The increase was primarily driven by 80 basis points of leverage in store occupancy costs related to both higher sales and closure of underperforming stores, a 60 basis point improvement in product margin and 20 basis point benefit related to distribution center and logistics costs tied to higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $229.1 million for the nine months ended November 1, 2025, compared to $220.2 million for the nine months ended November 2, 2024, an increase of $8.9 million, or 4.1%. SG&A expenses as a percent of net sales decreased 10 basis points for the nine months ended November 1, 2025, to 36.0%. The decrease was primarily driven by 80 basis points in non-wage store operating costs related to closure of store year over year, and 30 basis points of efficiencies in store wages due to higher sales and closure of low performing stores at the end of fiscal 2024, partially offset by a 60 basis point increase due to $3.6 million of litigation settlements, a 20 basis point increase in annual incentive compensation due to improved operating results, and a 10 basis point increase in other corporate costs.

Net Loss

Net loss for the nine months ended November 1, 2025, was $6.2 million, or $0.36 loss per diluted share, compared with net loss of $16.5 million, or $0.86 loss per diluted share, for the nine months ended November 2, 2024. These results were inclusive of one time discrete tax items recognized in the year that increased diluted earnings per share by approximately $0.09. Our effective income tax rate for the nine months ended November 1, 2025, was a -149.6% provision for income taxes compared to -3.7% provision for income taxes for the nine months ended November 2, 2024. The decrease in effective income tax rate was primarily driven by improved operating results, the allocation of losses across the jurisdictions that we operate, as well as one time discrete tax items.

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

Our capital requirements include construction and fixture costs related to the opening of new stores, remodel and relocation expenditures for existing stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores and the nature of arrangements negotiated with landlords. Our net investment to open a new store has varied significantly in the past due to a number of factors, including the geographic location and size of the new store, and is likely to vary significantly in the future.

During fiscal 2025, we expect to spend approximately $10.0 million to $12.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 6 new stores we are planning to open in fiscal 2025 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2025 will not be different from the number of stores we plan to open, or that actual fiscal 2025 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities decreased by $29.8 million to $4.2 million used in operating activities for the nine months ended November 1, 2025 from $34.0 million used in operating activities for the nine months ended November 2, 2024. Net cash used in operating activities was $4.2 million for the nine months ended November 1, 2025 related to $70.0 million in unfavorable changes in our operating assets and liabilities and a $6.2 million net loss, excluding $72.0 million of noncash charges included within net loss for the period. Net cash used in operating activities was $34.0 million for the nine months ended November 2, 2024 related to $89.2 million in unfavorable changes in our operating assets and liabilities and a $16.5 million net loss, excluding $71.6 million of noncash charges included within net loss for the period. Our operating cash flows primarily result from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash provided by investing activities was $5.1 million for the nine months ended November 1, 2025 related to $12.6 million in sales, net of purchases, of marketable securities, partially offset by $7.5 million of capital expenditures primarily for new store openings, remodels, and relocations. Net cash provided by investing activities was $22.1 million for the nine months ended November 2, 2024, related to $32.1 million in sales, net of purchases, of marketable securities, partially offset by $10.0 million of capital expenditures primarily for new store openings, existing store remodels or relocation.

Financing Activities

Net cash used in financing activities for the nine months ended November 1, 2025 was $37.7 million, related $38.2 million used in the repurchase of common stock and $0.2 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.7 million in proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities for the nine months ended November 2, 2024 was $24.6 million, related $25.2 million used in the repurchase of common stock and $0.1 million in payments for tax withholding obligations upon vesting of restricted stock partially offset by $0.7 million in proceeds from the issuance and exercise of stock-based awards.

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

The new Credit Facility is secured by cash and marketable securities that are in an account held and monitored by the Bank. The value of this collateral must always be greater than or equal to the new Credit Facility commitment amount of $25 million. Amounts borrowed under the new Credit Facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The new Credit Facility does not carry any ongoing or unused balance fees. The Credit Facility will mature on December 20, 2025. We are currently discussing the renewal of the credit facility prior to its expiration.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at November 1, 2025 or February 1, 2025. We had $3.2 million, and $2.7 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of November 1, 2025 and February 1, 2025, respectively.

At November 1, 2025, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

In times when there is a decline in disposable income and consumer confidence, there could be a trend to consumers seeking more inexpensive or value-oriented merchandise. As a retailer that sells a substantial majority of branded merchandise, this could disproportionately impact us more than vertically integrated private label retailers or we may be forced to rely on promotional sales to compete in our market, which could have a material adverse effect on our financial position.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at November 1, 2025 has not significantly changed since February 1, 2025. Our market risk profile at February 1, 2025 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of November 1, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended November 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended November 1, 2025 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
August 3, 2025-August 30, 2025	65	$14.41	65	$6,246
August 31, 2025-October 4, 2025	171	19.84	171	2,856
October 5, 2025-November 1, 2025	56	$19.74	56	$1,747
Total	292		292

(1)

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended November 1, 2025, none of our directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described below:

On October 3, 2025, Mr. Thomas Campion, the Company’s Chairman of the Board, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Campion’s Rule 10b5-1 Trading Plan, which has a term through October 6, 2027, and provides for the sale of up to 100,000 shares of common stock pursuant to the terms of the plan.

On September 11, 2025, Mr. Guy Harkless, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Harkless' Rule 10b5-1 Trading Plan, which has a term through December 16, 2026, and provides for the sale of up to 2,500 shares of common stock pursuant to the terms of the plan.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at November 1, 2025 (unaudited) and February 1, 2025; (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended November 1, 2025 and November 2, 2024; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended November 1, 2025 and November 2, 2024; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 1, 2025 and November 2, 2024; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2025 and November 2, 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: December 4, 2025	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)