Form 10-K
period 2026-01-31
Zumiez Inc
filed 2026-03-12
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2026

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, August 2, 2025, was $177,088,388. At February 28, 2026, there were 16,969,650 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held June 3, 2026, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. Fiscal 2025 was the 52 week period ending January 31, 2026. Fiscal 2024 was the 52 week period ending February 1, 2025. Fiscal 2023 was the 53 week period ending February 3, 2024. Fiscal 2022 was the 52 week period ending January 28, 2023. Fiscal 2021 was the 52 week period ending January 29, 2022. Fiscal 2020 was the 52 week period ending January 30, 2021.

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

We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At January 31, 2026, we operated 719 stores; 561 in the United States (“U.S.”), 45 in Canada, 85 in Europe and 28 in Australia.

We acquired Blue Tomato in fiscal 2012. Blue Tomato is one of the leading European specialty retailers of apparel, footwear, accessories and hardgoods. We acquired Fast Times Skateboarding (“Fast Times”) in fiscal 2016. Fast Times is an Australian leading specialty retailer of hardgoods, accessories, apparel and footwear.

We employ a sales strategy that integrates our stores with our ecommerce platform to serve our customers. There is significant interaction between our store sales and our ecommerce sales channels, and we believe that they are utilized in tandem by our customers. Our selling platforms bring the look and feel of an independent specialty shop through a distinctive store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our selling platforms to appeal to teenagers and young adults and to serve as a destination for our customers. We believe that our distinctive selling platforms and compelling economics will provide continued opportunities for growth in both new and existing markets.

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

Opening or Acquiring New Store Locations. We believe our brand has appeal that provides select store expansion opportunities. During the last three fiscal years, we have opened 32 new stores consisting of 6 stores in fiscal 2025, 7 stores in fiscal 2024 and 19 stores in fiscal 2023. We have successfully opened stores in diverse markets throughout the U.S. and internationally, which we believe demonstrates the portability and growth potential of our concepts. To take advantage of what we believe to be a compelling economic store model, we plan to open approximately 5 new stores in fiscal 2026, with all current stores planned in North America. The number of anticipated store openings may increase or decrease due to market conditions and other factors. Our goal in opening stores is to not have one more store than needed to serve all our customers within a trade area.

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

We believe that offering an extensive selection of current and relevant brands in sports, fashion, music and art is integral to our overall success. No single third-party brand that we carry accounted for more than 6.5%, 5.4% and 5.9% of our net sales in fiscal 2025, 2024 and 2023, respectively. We believe that our strategic mix of apparel, footwear, accessories and hardgoods allows us to strengthen the potential of the brands we sell and affirms our credibility with our customers.

We believe that our ability to maintain an image consistent with the unique lifestyles of our customers is important to our key vendors. Given our scale and market position, we believe that many of our key vendors view us as an important retail partner. This position helps ensure our ability to procure a relevant product assortment and quickly respond to the changing fashion interests of our customers. Additionally, we believe we are presented with a greater variety of products and styles by some of our vendors, as well as certain specially designed items that we exclusively distribute. We supplement our merchandise assortment with a select offering of private label products across many of our product categories. Our private label products complement the branded products we sell, and some of our private label brands allow us to cater to the more value-oriented customer. For fiscal 2025, 2024 and 2023, our private label merchandise represented 30.3%, 27.8%, and 23.0% of our net sales, respectively.

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

We source our private label merchandise from primarily foreign manufacturers around the world and have worked to diversify production given the current trade environment. We have cultivated our private label sources with a view towards high quality merchandise, production reliability and consistency of fit. We believe that our knowledge of fabric and production costs combined with a flexible sourcing base enables us to source high-quality private label goods at favorable costs.

Stores

Store Locations. At January 31, 2026, we operated 719 stores in the following locations:

United States and Puerto Rico - 561 Stores
Alabama	4	Indiana	9	Nebraska	2	Rhode Island	2
Alaska	3	Iowa	4	New Hampshire	5	South Carolina	6
Arizona	12	Kansas	3	New Jersey	15	South Dakota	2
Arkansas	2	Kentucky	4	New Mexico	5	Tennessee	9
California	86	Louisiana	3	New York	26	Texas	47
Colorado	21	Maine	3	Nevada	9	Utah	13
Connecticut	7	Maryland	9	North Carolina	14	Vermont	1
Delaware	2	Massachusetts	9	North Dakota	3	Virginia	14
Florida	35	Michigan	12	Ohio	14	Washington	18
Georgia	17	Minnesota	10	Oklahoma	7	West Virginia	1
Hawaii	7	Mississippi	4	Oregon	12	Wisconsin	11
Idaho	5	Missouri	6	Pennsylvania	21	Wyoming	2
Illinois	15	Montana	5	Puerto Rico	5

Canada - 45 Stores
Alberta	8	New Brunswick	1	Saskatchewan	2
British Columbia	12	Nova Scotia	2
Manitoba	2	Ontario	18

Europe - 85 Stores
Austria	19	Sweden	3
Germany	31	Italy	4
Switzerland	11	Belgium	1
Netherlands	5
Norway	4
Finland	7

Australia - 28 Stores
Victoria	10
Queensland	8
South Australia	3
New South Wales	7

The following table shows the number of stores (excluding temporary stores that we operate from time to time for special or seasonal events) opened, acquired and permanently closed in each of our last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores by End of Year
2025	6	17	719
2024	7	33	730
2023	19	21	756

Store Design and Environment. We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature an industrial look, dense merchandise displays, lifestyle focused posters and signage and popular music, all of which are consistent with the look and feel of an independent specialty shop. Our stores are designed to encourage our customers to shop for longer periods of time, to interact with each other and our store associates and to visit our stores more frequently. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as the season dictates. At January 31, 2026, our stores averaged approximately 2,848 square feet of retail selling space.

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

Seasonality

Historically, our operations have been seasonal, with the largest portion of net sales and net income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and winter holiday selling seasons. During fiscal 2025, approximately 57% of our net sales occurred in the third and fourth quarters combined. As a result of this seasonality, any factors negatively affecting us during the last half of the year, including unfavorable economic conditions, adverse weather or our ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the popularity of seasonal merchandise offered, the timing and amount of markdowns, competitive influences and the number and timing of new store openings, remodels and closings.

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

Employees

On January 31, 2026, we employed approximately 2,400 full-time and approximately 6,600 part-time employees globally. However, the number of part-time employees fluctuates depending on our seasonal needs and generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons. None of our employees in North America and Australia are represented by labor unions and we believe that our relationship with our employees is positive.

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

Some of our competitors are larger than we are and have substantially greater financial and marketing resources, including advanced ecommerce market capabilities. Additionally, some of our competitors may offer more options for free and/or expedited shipping for ecommerce sales. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and could result in the loss of our customers. Furthermore, our competitors may incorporate artificial intelligence into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

We have opened stores in the European and Australian markets and will review opportunities to open stores in those markets as our operating results improve. We may continue to expand internationally into other markets, either organically or through additional acquisitions. International markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing North America market. The expansion strategy may present competitive, merchandising, hiring and distribution challenges that are different from those currently encountered. In addition, it will place increased demands on our operational, managerial and administrative resources. As a result, operations in international markets may be less successful than our operations in the North America. Additionally, consumers in international markets may not be familiar with us or the brands we sell, and we may need to build brand awareness in the markets. Furthermore, we have limited experience with the legal and regulatory environments and market practices in new international markets and cannot guarantee that we will be able to penetrate or successfully operate in these new international markets. We also expect to incur additional costs in complying with applicable foreign laws and regulations as they pertain to both our products and our operations. Accordingly, for the reasons noted above, our plans for international expansion include risks that could have a negative impact on our results of operations.

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

Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Similar to many other retail companies, we expect to continue to experience cyberattacks, including phishing, social engineering, and other attempts to breach, or gain unauthorized access to our systems and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. Unauthorized access, theft, use, destruction, or other compromises are becoming increasingly sophisticated and may occur through a variety of methods. The rapid evolution and increased adoption of artificial intelligence technologies by attackers may intensify our cybersecurity risks. If we fail to maintain or adequately maintain security systems, devices, and activity monitoring to prevent unauthorized access to our network, systems and databases containing confidential, proprietary and personally identifiable information, we may be subject to additional risk of adverse publicity, litigation or significant expense. Nevertheless, if unauthorized parties gain access to our networks, systems, or databases, they may be able to steal, publish, delete or modify confidential information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules and we may be exposed to reputation damage and loss of customers’ trust and business. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional resources, train employees and engage third parties. Further, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding. If we are unable to comply with the new and changing security standards, we may be subject to fines, restrictions, and financial exposure, which could adversely affect our retail operations.

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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices. Our employees, customers, various types of investors, and other stakeholders are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts. If our ESG practices do not meet stakeholder expectations, which continue to evolve, we may incur additional costs and our brand may be harmed.

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

Moreover, our businesses do not involve or represent national infrastructure, the likes of which are common targets of cyberattackers (e.g., energy, oil & gas, transportation, communications, banking and financial systems, etc.). We recognize that cyber threats are a permanent part of the risk landscape and that new threats are constantly evolving. For these and other reasons, cybersecurity is a top risk management priority at Zumiez.

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

Item 2. PROPERTIES

All of our stores are occupied under operating leases and encompassed approximately 2.2 million total square feet at January 31, 2026. Total square feet refers to gross square footage, including retail selling, storage and back-office space.

We own approximately 356,000 square feet of land in Lynnwood, Washington on which we own a 63,071 square foot home office. Additionally, we lease 17,222 square feet of office space in Schladming, Austria for our European home office.

We own a 179,200 square foot building in Corona, California that serves as our domestic warehouse and distribution center.

We lease 17,168 square feet of a distribution facility in Delta, British Columbia, Canada that supports our store operations in Canada. We lease 104,321 square feet to serve as a distribution and ecommerce fulfillment center and office space in Graz, Austria that supports our Blue Tomato ecommerce and store operations in Europe. We lease a 21,754 square feet building that serves as a distribution and ecommerce fulfillment center and office space in Melbourne, Australia that supports our Fast Times ecommerce and store operations in Australia.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZUMZ.” At January 31, 2026, there were 16,970,856 shares of common stock outstanding.

Holders of the Company’s Capital Stock

We had approximately 11 shareholders of record as of February 28, 2026. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories such as the Depository Trust Company.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend at this time. Payment of dividends is evaluated on a periodic basis.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no issuer purchases of our common stock during the thirteen weeks ended January 31, 2026.

Performance Measurement Comparison

The following graph shows a comparison for total cumulative returns for Zumiez, the Nasdaq Composite Index, the Nasdaq Retail Trade Index, the S&P Midcap 400, and the S&P 400 apparel retail during the period commencing on January 30, 2021 and ending on January 31, 2026. The comparison assumes $100 was invested on January 30, 2021 in each of Zumiez, the Nasdaq Composite Index and the Nasdaq Retail Trade Index, and assumes the reinvestment of all dividends, if any. The comparison in the following graph and table is required by the SEC and is not intended to be a forecast or to be indicative of future Company common stock performance.

	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026

Zumiez	100.00	100.39	59.77	41.09	37.05	57.13
S&P MidCap 400	100.00	114.05	116.72	122.29	147.21	158.56
S&P 400 Apparel Retail	100.00	111.43	93.10	92.17	120.40	123.38

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the change in the consolidated financial statements for years ended and January 31, 2026 and February 1, 2025 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of years ended February 1, 2025 and February 3, 2024, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Annual Report on Form 10-K for the year ended February 1, 2025, filed with the SEC on March 13, 2025 and incorporated herein by reference.

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

For Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) related to the year ended February 3, 2024, refer to this same section in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024.

Fiscal 2025—A Review of This Past Year

Fiscal year 2025 maintained the positive growth trajectory established in early 2024, with the fourth quarter representing the seventh consecutive quarter of comparable sales increases. Strategic focus on developing trends within private label brands delivered favorable outcomes, as sales from these brands exceeded 30% of total revenue, setting a new fiscal-year record. All categories experienced positive comparable sales in 2025 with the exception of footwear. The Hardgoods category, which had experienced negative growth for several years, returned to positive growth in the second quarter and sustained that momentum through year-end. North America was the primary driver of sales growth, achieving eight consecutive quarters of positive comparable sales with product margin growth in each quarter. In Europe, efforts were redirected toward full-price selling, supported by reduced promotions and improved product assortments. Although these changes presented challenges for overall sales, product margins in Europe improved over 250 basis points year-over-year and strengthened as we moved through the year. Despite negative sales trends during the fourth quarter, we saw strong bottom line growth with product margin improvements and expense discipline.

Consolidated product margin improved 90 basis points year-over-year despite the global supply chain instability driven by tariffs. Product margin growth was possible during the year through shifting the geography of supply, working with our vendors on pricing and where necessary, adjusting retail prices. Gross margin improved by 170 basis points from 2024 with the product margin noted above being the main driver. Beyond product margin, we continue to try to leverage occupancy costs through comparable sales growth and closed 17 underperforming stores. We had outsized growth in our general and administrative expenses in 2025 primarily driven by $3.6 million in wage and hour litigation settlements in California and increased incentive compensation of $4.4 million due to North America achievement of target results. These items resulted in a 10 basis point increase in Selling General and Administrative expenses to 34.0% of sales. Overall earnings per share increased to $0.78 from a loss of $0.09 per share in 2024. The overall growth in earnings was driven primarily by better operating results but was also aided by our continued return of value to our shareholders through a share repurchase program, purchasing 2.7 million shares at an average price of $14.18 for $38.3 million during the year. The purchase of shares was worth $0.10 to earnings per share.

As a leading global lifestyle retailer, we continue to differentiate ourselves through our distinctive brand offering and diverse product selection, as well as the unique customer experience across all our platforms. We remained committed to serving our customers' desire for newness and discovery through launching well over 150 new brands in 2025. We made investments over several years to integrate the digital and physical channels creating a seamless shopping experience for our customers. We are continuing to deliver our online orders in North America from our stores, which provides substantial improvements in the speed of delivery to our customers, eliminates the need to manage two pools of inventory separately for digital and physical demand, and creates a single cost structure for execution of both physical and digital sales. Internationally we continue to see deeper penetration of localized fulfillment and are in various stages of roll-out in different countries. In-store fulfillment is a key part of strategy that we believe will drive long-term market share by leveraging the strengths of our store sales team, providing better and faster service to customers, improving product margins, maximizing the productivity of inventory, providing additional selling opportunities, and utilizing one cost structure to serve the customer.

The following table shows net sales, operating profit, operating margin and diluted earnings (loss) per share for fiscal 2025 compared to fiscal 2024:

	Fiscal 2025	Fiscal 2024	% Change
Net sales (in thousands) (1)	$929,057	$889,202	4.5%
Operating profit (in thousands)	$17,041	$1,950	773.9%
Operating margin	1.8%	0.2%
Diluted earnings (loss) per share	$0.78	$(0.09)	966.7%

(1) The increase in net sales was primarily driven by an increase in dollars per transaction, partially offset by a decrease in transactions. The increase in dollars per transaction was driven by an increase in average unit retail, and an increase in units per transaction. For the year, our largest growth in comparable sales was in our women’s category, followed by men’s, hardgoods and accessories. Footwear was the only category with a decrease in comparable sales.

Fiscal 2026—A Look At the Upcoming Year

In fiscal 2026, our focus will continue to be serving the customer by bringing differentiated products in a unique sales experience along with strategic investments focused on enhancing the customer experience while increasing market share and creating operational efficiencies to drive long-term operating margin expansion. After a difficult period through COVID and the related aftermath marked by stimulus, tariffs, inflation and strained discretionary income, the business began recovering in 2024 and returned profitability in 2025. The balance sheet remains strong with $160.6 million in cash and marketable securities at the end of fiscal 2025 with no debt. We are in a solid financial position providing the security to manage through potential difficulties, while also investing strategically in important long-term initiatives and returning value to our shareholders.

While our growth and return to positive earnings per share in fiscal 2025 have us optimistic, the macro-economic environment in 2026 remains unclear. The impact of multiple years of compounding growth in the cost of consumer goods continues to put pressure on the discretionary income of our customer base as consumer savings balances decrease and consumer debt grows. The impact of global events and regulation change could also continue to make things less clear on the consumer and potentially result in a pullback of spending. However, with sales momentum as we exit fiscal 2025, our focus will be to further capitalize on the positive trends in the business and provide the newness that our customers expect from Zumiez. Trend cycles continue to move quickly, and we will invest in our ability to better understand our customers, communicate with them and serve their needs to drive market share gains.

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

Results of Operations

The following table presents selected items on the consolidated statements of income (loss) as a percent of net sales:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.2%	65.9%	67.9%
Gross profit	35.8%	34.1%	32.1%
Selling, general and administrative expenses	34.0%	33.9%	39.5%
Operating profit (loss)	1.8%	0.2%	-7.4%
Interest and other income, net	0.8%	0.3%	0.3%
Earnings (loss) before income taxes	2.6%	0.5%	-7.1%
Provision for income taxes	1.2%	0.7%	0.1%
Net income (loss)	1.4%	-0.2%	-7.2%

Fiscal 2025 Results Compared With Fiscal 2024

Net Sales

Net sales were $929.1 million for fiscal 2025 compared to $889.2 million for fiscal 2024, an increase of $39.9 million or 4.5%. The increase in sales was primarily driven by a 4.3% increase in comparable sales, reflecting strength in key brands and fashion trends in the market, and was partially offset by the net closure of 11 stores subsequent to fiscal 2024.

Comparable sales increased 4.3% driven by an increase in dollars per transaction and partially offset by a decrease in transactions. The increase in dollars per transaction was driven by an increase in average unit retail, and an increase in units per transaction. For the year, our largest growth in comparable sales was in our women’s category, followed by men’s, hardgoods, and accessories. Footwear was the only category with a decrease in comparable sales.

By region, North America sales increased $37.1 million or 5.1% and other international sales increased $2.8 million or 1.7% during fiscal 2025 compared to fiscal 2024. Net sales for the year ended January 31, 2026, included a $9.6 million increase due to the change in foreign exchange rates, which consisted of a $10.0 million increase in Europe, partially offset by a decrease of $0.3 million in Canada, and a decrease of $0.1 million in Australia. Excluding the impact of changes in foreign exchange rates, North America sales increased $37.4 million or 5.2% and other international sales decreased $7.1 million or 4.2% during fiscal 2025 compared to fiscal 2024.

Gross Profit

Gross profit was $332.5 million for fiscal 2025 compared to $303.0 million for fiscal 2024, an increase of $29.5 million, or 9.7%. As a percentage of net sales, gross profit increased 170 basis points in fiscal 2025 to 35.8%. The increase was primarily driven by a 90 basis point improvement in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), 70 basis points of leverage in store occupancy costs related to both higher sales and closure of underperforming stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $315.5 million for fiscal 2025 compared to $301.1 million for fiscal 2024, an increase of $14.4 million, or 4.8%. SG&A expenses as a percent of net sales increased 10 basis points in fiscal 2025 to 34.0%. The increase was primarily driven by 50 basis point increase in annual incentive compensation due to improved operating results, 40 basis point increase due to $3.6 million of wage and hour litigation settlements in California, partially offset by 60 basis points in non-wage store operating costs related to closure of store year over year, and 30 basis points of efficiencies in store wages due to higher sales and closure of low performing stores at the end of fiscal 2024.

Net Income (Loss)

Net income for fiscal 2025 was $13.4 million, or $0.78 per diluted share, compared with net loss of $1.7 million, or $0.09 per diluted share, for fiscal 2024. Our effective income tax rate for fiscal 2025 was 44.4% compared to 142.0% for fiscal 2024. The change in effective income tax rate for fiscal 2025 compared to fiscal 2024 was primarily driven by improved operating results and the allocation of foreign losses in certain jurisdictions, which are subject to a valuation allowance. The introduction of new valuation allowances in certain jurisdictions contributed $4.2 million of income tax expense, while continued losses in jurisdictions with established valuation allowances added $5.0 million, resulting in a $9.2 million total income tax expense for fiscal 2025 compared to $5.1 million in fiscal 2024.

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

At January 31, 2026 and February 1, 2025, cash, cash equivalents, and current marketable securities were $160.6 million and $147.6 million, respectively. Working capital, the excess of current assets over current liabilities, was $168.5 million at the end of fiscal 2025, an increase of 0.9% from $166.9 million at the end of fiscal 2024. The increase in cash, cash equivalents, and current marketable securities in fiscal 2025 was primarily due to cash provided by operating activities of $53.5 million, net proceeds from sale of marketable securities amounting to $4.7 million, partially offset by the $38.3 million repurchase of common stock, and capital expenditures of $11.1 million related to the opening of 6 new stores, 3 store remodels, website enhancements, and other improvements.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net cash provided by (used in)
Operating activities	$53,474	$20,701	$14,755
Investing activities	(6,391)	32,602	(8,548)
Financing activities	(37,344)	(24,600)	704
Effect of exchange rate changes on cash and cash equivalents	2,845	(1,458)	(1,080)
Net change in cash, cash equivalents, and restricted cash	$12,584	$27,245	$5,831

Operating Activities

Net cash provided by operating activities increased by $32.8 million in fiscal 2025 to $53.5 million cash provided by operating activities from $20.7 million cash provided by operating activities in fiscal 2024. Net cash provided by operating activities increased by $5.9 million in fiscal 2024 to $20.7 million cash provided by operating activities from $14.8 million cash provided by operating activities in fiscal 2023. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit and debit cards or cash to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, impairment, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities was $6.4 million in fiscal 2025 related to $11.1 million of capital expenditures primarily for new stores openings and existing store remodels or relocations, partially offset by $4.7 million in net proceeds from sale of marketable securities. Net cash provided by investing activities was $32.6 million in fiscal 2024 related to $15.0 million of capital expenditures primarily for new stores openings and existing store remodels or relocations, partially offset by $47.6 million in net proceeds from sale of marketable securities. Net cash used in investing activities was $8.5 million in fiscal 2023 related to $20.4 million of capital expenditures primarily for new store openings and existing store remodels or relocations partially offset by $11.7 million in net sales of marketable securities.

Financing Activities

Net cash used in financing activities in fiscal 2025 was $37.3 million, related to $38.3 million used in the repurchase of common stock, partially offset by $0.9 million in net proceeds from the issuance and exercise of stock-based awards. Net cash used in financing activities in fiscal 2024 was $24.6 million, related $25.2 million used in the repurchase of common stock partially offset by $0.6 million in proceeds from the issuance and exercise of stock-based awards. Net cash provided by financing activities in fiscal 2023 was $0.7 million related to proceeds from the issuance and exercise of stock-based awards.

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

During fiscal 2025, we spent $11.1 million on capital expenditures which consisted of $5.2 million of costs related to investment in 6 new stores and 3 remodeled or relocated stores, $1.5 million associated with improvements to our websites and $4.4 million in other improvements.

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

In fiscal 2026, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to leasehold improvements and fixtures for the approximately 5 new stores we plan to open in fiscal 2026 and 8 remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2026 will not be different from the number of stores we plan to open, or that actual fiscal 2026 capital expenditures will not differ from this expected amount.

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

At January 31, 2026, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of January 31, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The credit agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. This credit facility replaced our previously maintained agreement with Wells Fargo Bank, N.A. which we terminated on May 3, 2024.

The credit facility is secured by cash and marketable securities that are in an account held and monitored by the Bank. The value of this collateral must always be greater than or equal to the new credit facility commitment amount of $25 million. Amounts borrowed under the credit facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The credit facility does not carry any ongoing or unused balance fees.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at January 31, 2026 and February 1, 2025. We had $3.2 million and $2.7 million in issued, but undrawn, standby letters of credit at January 31, 2026 and February 1, 2025, respectively.

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

We have not made any material changes in the accounting methodology used to calculate our write-down and shrinkage reserves in the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material. Our inventory reserves were $3.7 million at January 31, 2026 compared to $3.2 million at February 1, 2025, representing an increase of $0.5 in fiscal 2025.

A 10% decrease in the sales price of our inventory at January 31, 2026 would have decreased net income by $0.6 million in fiscal 2025.

A 10% increase in actual physical inventory shrinkage rate at January 31, 2026 would have decreased net income by less than $0.1 million in fiscal 2025.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected. Declines in projected cash flow of the assets could result in impairment. We recognized impairment losses of $1.8 million related to long-lived assets in fiscal 2025.

A 10 basis point decrease in forecasted sales assumptions would have resulted in an additional impairment charge of $0.3 million in fiscal 2025.

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

Total undiscounted future payments for lease liabilities were $229.3 million at January 31, 2026. If the incremental borrowing rate increased 10 basis points from the rate in effect at January 31, 2026, the lease liability balance would decrease by $0.2 million.

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

Our sales return reserve decreased by $0.2 million in fiscal 2025. A 10% increase in our sales return reserve at January 31, 2026 would have decreased net income by $0.3 million in fiscal 2025.

Our gift card breakage reserve has increased by $2.3 million in fiscal 2025. A 1% increase in the estimated gift card redemption rate would have decreased net income by less than $0.1 million in fiscal 2025.

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

At January 31, 2026 and February 1, 2025, we had valuation allowances on our deferred tax assets of $42.6 million and $28.8 million, respectively. Significant changes in performance or estimated taxable income may result in a change in our assessment of the valuation allowance.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term and long-term marketable securities, which are primarily invested in state and local municipal securities and variable-rate demand notes, which have long-term nominal maturity dates but feature variable interest rates that reset at short-term intervals. If our current portfolio average yield rate decreased by 10% in fiscal 2025, our net income would have decreased by $0.4 million. This amount is determined by considering the impact of the hypothetical yield rates on our cash, cash equivalents, short-term marketable securities and assumes no changes in our investment structure.

During different times of the year, due to the seasonality of our business, we may borrow under our revolving credit facility. To the extent we borrow under this revolving credit facility, we are exposed to the market risk related to changes in interest rates.

At January 31, 2026, we had no borrowings outstanding under the secured revolving credit facility. See Note 9, Revolving Credit Facilities and Debt, for more details on our credit facility.

Foreign Exchange Rate Risk

Our international subsidiaries operate with functional currencies other than the U.S. Dollar, including the Canadian Dollar, Euro, Australian Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, the fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. Assuming a 10% decrease in foreign exchange rates in fiscal 2025 our net income would have decreased by $1.3 million. As we expand our international operations, our exposure to exchange rate fluctuations will continue to increase. To date, we have not used derivatives to manage foreign currency exchange risk.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 has been audited by Baker Tilly US, LLP, the Company’s independent registered public accounting firm, as stated in their report, appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the company’s fourth quarter ended January 31, 2026, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described below:

On December 16, 2025, Mr. Chris Work, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Work’s Rule 10b5-1 Trading Plan, which has a term through January 30, 2027, and provides for the sale of up to 105,181 shares of common stock pursuant to the terms of the plan.

On December 16, 2025, Mr. Chris Visser, the Company’s Chief Legal Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Visser's Rule 10b5-1 Trading Plan, which has a term through December 8, 2026, and provides for the sale of up to 41,282 shares of common stock pursuant to the terms of the plan.

On December 22, 2025, Mr. Tom Campion, the Company’s Chairman, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Campion's Rule 10b5-1 Trading Plan, which has a term through December 22, 2027, and provides for the sale of up to 100,000 shares of common stock pursuant to the terms of the plan.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the headings “Election of Directors,” in our definitive proxy statement for use in connection with our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 31, 2026 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Baker Tilly US, LLP, Seattle, WA, PCAOB ID: 23.

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Registered Public Accounting Firm for Fiscal 2025 and 2024” in our Proxy Statement, and is incorporated herein by this reference thereto.

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

Zumiez, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zumiez, Inc. (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2026 and February 1, 2025, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Store Asset Impairment

The Company’s consolidated fixed assets, net balance was $72.8 million and operating lease right-of-use assets balance was $185.6 million as of January 31, 2026. For the year ended January 31, 2026, the Company recognized store asset impairment losses of $1.8 million, as disclosed in Note 12, which consists of impairment charges for fixed assets of $1.3 million and impairment charges for operating lease right-of-use assets of $0.5 million. As described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of long-lived assets or asset groups (defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Events that result in a store asset impairment review include plans to close a store or facility or a significant decrease in the operating performance of a store. When such an indicator occurs, the Company evaluates the store assets for impairment by comparing the undiscounted future cash flows expected to be generated by the store to the carrying amount. If the carrying amount exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment is recorded if the fair value of the store’s assets is less than the carrying amount.

The evaluation of store assets for possible indications of impairment and the determination of the fair value of a store requires management to make significant estimates, complex judgments, and assumptions. These assumptions include estimated future cash flows, sublease income, and the discount rate. Given the Company’s evaluation of impairment of store assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of store assets may not be recoverable and estimating store fair value, where applicable, required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by stores with indicators of impairment, the determination of the fair value of the stores, and the measurement of any resulting impairment. Our audit procedures included the following, among others:

•
Evaluating management’s store asset impairment analysis, including inspecting the Company’s analysis of historical operating results by store to determine if contrary evidence existed as to the completeness of the population of potentially impaired stores.

•
Validating the historical operating results and carrying value of assets by store used within management’s assessment are complete and accurate.

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

/s/ Baker Tilly US, LLP

Seattle, Washington

March 12, 2026

We have served as the Company’s auditor since 2006.

ZUMIEZ INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2026	February 1, 2025
Assets
Current assets
Cash and cash equivalents	$127,860	$112,668
Marketable securities	32,764	34,890
Receivables	13,957	12,825
Inventories	146,995	146,648
Prepaid expenses and other current assets	14,407	15,354
Total current assets	335,983	322,385

Fixed assets, net	72,813	80,178
Operating lease right-of-use assets	185,604	183,235
Goodwill	15,519	15,258
Intangible assets, net	15,513	13,577
Deferred tax assets, net	6,349	8,684
Other long-term assets	12,390	11,564
Total long-term assets	308,188	312,496
Total assets	$644,171	$634,881

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$49,150	$49,389
Accrued payroll and payroll taxes	28,221	21,962
Operating lease liabilities	54,023	56,009
Other current liabilities	36,136	28,154
Total current liabilities	167,530	155,514

Long-term operating lease liabilities	145,306	143,812
Other long-term liabilities	7,050	6,578
Total long-term liabilities	152,356	150,390

Total liabilities	319,886	305,904
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 16,971 shares issued and outstanding at January 31, 2026 and 19,159 shares issued and outstanding at February 1, 2025	211,764	203,581
Accumulated other comprehensive loss	(11,438)	(23,778)
Retained earnings	123,959	149,174
Total shareholders’ equity	324,285	328,977
Total liabilities and shareholders’ equity	$644,171	$634,881

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$929,057	$889,202	$875,486
Cost of goods sold	596,522	586,162	594,596
Gross profit	332,535	303,040	280,890
Selling, general and administrative expenses	315,494	301,090	345,679
Operating profit (loss)	17,041	1,950	(64,789)
Interest income, net	4,673	4,205	3,522
Other income (expense), net	2,349	(2,078)	(611)
Earnings (loss) before income taxes	24,063	4,077	(61,878)
Provision for income taxes	10,686	5,790	732
Net income (loss)	$13,377	$(1,713)	$(62,610)
Basic earnings (loss) per share	$0.80	$(0.09)	$(3.25)
Diluted earnings (loss) per share	$0.78	$(0.09)	$(3.25)
Weighted average shares used in computation of earnings (loss) per share
Basic	16,773	18,918	19,290
Diluted	17,248	18,918	19,290

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income (loss)	$13,377	$(1,713)	$(62,610)
Other comprehensive income (loss), net of tax:
Foreign currency translation	$11,556	$(5,589)	$(1,045)
Net change in fair value of marketable securities	784	838	1,811
Other comprehensive income (loss)	12,340	(4,751)	766
Comprehensive income (loss)	$25,717	$(6,464)	$(61,844)

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2023	19,489	$188,418	$(19,793)	$238,703	$407,328
Net loss	—	—	—	(62,610)	(62,610)
Other comprehensive income, net	—	—	766	—	766
Issuance and exercise of stock-based awards	344	704	—	—	704
Stock-based compensation expense	—	7,022	—	—	7,022
Balance at February 3, 2024	19,833	196,144	(19,027)	176,093	353,210
Net loss	—	—	—	(1,713)	(1,713)
Other comprehensive loss, net	—	—	(4,751)	—	(4,751)
Issuance and exercise of stock-based awards	491	606	—	—	606
Stock-based compensation expense	—	6,831	—	—	6,831
Repurchase of common stock, including taxes	(1,165)	—	—	(25,206)	(25,206)
Balance at February 1, 2025	19,159	203,581	(23,778)	149,174	328,977
Net income	—	—	—	13,377	13,377
Other comprehensive income, net			12,340	—	12,340
Issuance and exercise of stock-based awards	509	909	—	—	909
Stock-based compensation expense		7,274	—	—	7,274
Repurchase of common stock, including taxes	(2,697)		—	(38,592)	(38,592)
Balance at January 31, 2026	16,971	$211,764	$(11,438)	$123,959	$324,285

See accompanying notes to consolidated financial statements.

ZUMIEZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash flows from operating activities:
Net income (loss)	$13,377	$(1,713)	$(62,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	21,121	22,160	22,763
Noncash lease expense	63,782	64,415	68,164
Deferred taxes	2,608	(609)	(1,050)
Stock-based compensation expense	7,274	6,831	7,022
Impairment of goodwill and long-lived assets	1,850	1,473	43,904
Foreign currency transaction (gain) loss	(1,118)	2,145	25
Other	208	178	181
Changes in operating assets and liabilities:
Receivables	2,249	1,533	6,859
Inventories	5,092	(21,687)	5,809
Prepaid expenses and other assets	(1,647)	1,558	(1,817)
Trade accounts payable	(2,264)	11,698	(907)
Accrued payroll and payroll taxes	5,479	3,768	2,170
Income taxes payable	2,510	4,705	2,090
Operating lease liabilities	(69,420)	(73,564)	(78,983)
Other liabilities	2,373	(2,190)	1,135
Net cash provided by operating activities	53,474	20,701	14,755
Cash flows from investing activities:
Additions to fixed assets	(11,061)	(15,004)	(20,350)
Purchases of marketable securities and other investments	(23,098)	(2,980)	(38,348)
Sales and maturities of marketable securities and other investments	27,768	50,586	50,150
Net cash (used in) provided by investing activities	(6,391)	32,602	(8,548)
Cash flows from financing activities:
Proceeds from revolving credit facilities	6,894	3,220	49,440
Payments on revolving credit facilities	(6,894)	(3,220)	(49,440)
Proceeds from the issuance and exercise of stock-based awards, net of tax	909	606	704
Repurchase of common stock	(38,253)	(25,206)	—
Net cash (used in) provided by financing activities	(37,344)	(24,600)	704
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,845	(1,458)	(1,080)
Net change in cash, cash equivalents, and restricted cash	12,584	27,245	5,831
Cash, cash equivalents, and restricted cash, beginning of period	121,529	94,284	88,453
Cash, cash equivalents, and restricted cash, end of period	$134,113	$121,529	$94,284
Supplemental disclosure on cash flow information:
Accrual for purchases of fixed assets	815	109	800
Accrual for repurchase of common stock	339	—	—

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

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year ended January 31, 2026 has 52-week period. The fiscal year ended February 1, 2025 has a 52-week period and February 3, 2024 has a 53-week period.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zumiez Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassification—Certain component of our deferred income taxes from prior year have been reclassified to conform to the current year presentation within Note 15, Income Taxes. This reclassification did not affect the Company’s consolidated balance sheets, consolidated statements of income (loss), or consolidated statements of cash flows.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	January 31, 2026	February 1, 2025	February 3, 2024
Cash and cash equivalents	$127,860	$112,668	$88,875
Restricted cash included in other current assets and other long-term assets	6,253	8,861	5,409
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$134,113	$121,529	$94,284

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

Inventories—Merchandise inventories are valued at the lower of cost or net realizable value. The cost of merchandise inventories is based upon an average cost methodology. Merchandise inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. The inventory related to this reserve is not marked up in subsequent periods. Inventory is at net realizable value which factors in a reserve for inventory whose selling price is below cost and an estimate for inventory shrinkage. Shrinkage refers to a reduction in inventory due to shoplifting, employee theft and other matters. We estimate an inventory shrinkage reserve for anticipated losses and a write down for our merchandise inventories at January 31, 2026 and February 1, 2025 in the amounts of $3.7 million and $3.2 million, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from fixed assets and the related gain or loss is recorded in selling, general and administrative expenses on the consolidated statements of income (loss).

Asset Retirement Obligations—An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. Our AROs are associated with leasehold improvements that, at the end of a lease, we are contractually obligated to remove in order to comply with certain lease agreements. The ARO balance at January 31, 2026 and February 1, 2025 was $5.0 million and $4.8 million, respectively, and is recorded in other liabilities and other long-term liabilities on the consolidated balance sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Valuation of Long-Lived Assets—We review the carrying value of long-lived assets or asset groups (generally defined as a store, corporate facility or distribution center) for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing the fair value of the assets or asset group to the carrying values. The estimation of future cash flows from operating activities requires significant judgments of factors that include forecasting future sales, gross profit and operating expenses. In addition to historical results, current trends and initiatives, long-term macro-economic and industry factors are qualitatively considered. Additionally, management seeks input from store operations related to local economic conditions. Impairment charges for operating lease right-of-use assets are included in cost of goods sold and impairment charges for fixed assets are included in selling, general and administrative expenses on the consolidated statements of income (loss).

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

At January 31, 2026 and February 1, 2025, there was no goodwill impairment recorded. See Note 7 Goodwill and Intangible Assets for the details of the impairment.

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

The right-of-use asset is measured at the present value of fixed lease payments not yet made with adjustments for initial direct costs, lease prepayments and lease incentives received. The right-of-use asset is reduced over time by the recognition of straight-line expense less the accretion of the lease liability under the effective interest method. The lease liability is measured at the present value of fixed lease payments not yet made. We evaluate the carrying value of right-of-use assets for indicators of impairment and perform an analysis of the recoverability of the related asset group. If the carrying value of the asset group is determined to be in excess of the estimated fair value, we record an impairment loss in our consolidated statements of income (loss). Additionally, we review the carrying value of the right-of-use assets for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable, require reassessment of the leases, and remeasurement if needed.

Our store operating leases may include fixed minimum lease payments, as contractually stated in the lease agreement or variable lease payments, which are generally based on a percentage of the store’s net sales in excess of a specified threshold or are dependent on changes in an index. Operating lease expense relating to fixed lease payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. Operating lease expense is recorded in the cost of goods sold expenses on the consolidated statements of income (loss).

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

Revenue Recognition—Revenue is recognized upon purchase at our retail store locations. For our ecommerce sales, revenue is recognized when control passes to the customer upon shipment. Taxes collected from our customers are recorded on a net basis. We accrue for estimated sales returns by customers based on historical return experience. The allowance for sales returns at January 31, 2026 and February 1, 2025 was $3.0 million and $3.2 million, respectively. We record the sale of gift cards as a current liability and recognize revenue when a customer redeems a gift card. The current liability for gift cards was $4.2 million at January 31, 2026 and $3.6 million at February 1, 2025. Additionally, the portion of gift cards that will not be redeemed (“gift card breakage”) is recognized in proportion of the patterns used by the customer based on our historical redemption patterns. For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, we recorded net sales related to gift card breakage income of $1.6 million, $2.0 million and $1.8 million, respectively.

Loyalty Program— We have a customer loyalty program, the Zumiez STASH, which allows members to earn points for purchases or performance of certain activities. The points can be redeemed for a broad range of rewards, including product and experiential rewards. Points earned for purchases are recorded as a current liability and a reduction of net sales based on the relative fair value of the points at the time the points are earned and estimated redemption rates. Revenue is recognized upon redemption of points for rewards. Points earned for the performance of activities are recorded as a current liability based on the estimated cost of the points and as marketing expense when redeemed. The deferred revenue related to our customer loyalty program at January 31, 2026 and February 1, 2025 was $1.0 million and $1.1 million, respectively.

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

Advertising—We expense advertising costs as incurred, except for catalog costs, which are expensed once the catalog is mailed. Advertising expenses are net of sponsorships and vendor reimbursements. Advertising expense was $9.4 million, $9.2 million and $11.5 million for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

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

We regularly evaluate the likelihood of realizing the benefit of income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits of $1.9 million are recorded in other long-term liabilities on the consolidated balance sheets at January 31, 2026 and February 1, 2025.

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

Subsequent Event—We performed an evaluation of events that occur after the balance sheet date but before the financial statements are issued, and determined whether adjustments or additional disclosures in the financial statements are necessary. See Note 19, "Subsequent Event", for additional information.

Recent Accounting Standards—

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires enhanced income tax disclosures, including additional disaggregated information related to the effective tax rate reconciliation, the underlying nature and category of individual reconciling items, and income taxes paid by jurisdictions. We adopted ASU 2023-09 prospectively in fiscal 2025 for disclosures presented in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements found in Part IV Item 15 of this Form 10-K.

3. Revenue

The following table disaggregate net sales by geographic region (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
United States	$707,706	$674,158	$654,153
Europe	148,100	144,988	152,869
Canada	49,318	45,814	43,477
Australia	23,933	24,242	24,987
Net sales	$929,057	$889,202	$875,486

Net sales for the year ended January 31, 2026 included a $9.6 million increase due to the change in foreign exchange rates. This consisted of $10.0 million increase in Europe, partially offset by decreases of $0.3 million in Canada, and $0.1 million in Australia. Net sales for the year ended February 1, 2025 included a $3.1 million increase due to the change in foreign exchange rates, which consisted of $1.7 million in Europe, $1.1 million in Canada, and $0.3 million in Australia. Net sales for the year ended February 3, 2024 included a $2.5 million increase due to the change in foreign exchange rates, which consisted of $4.7 million in Europe, which was offset by decrease of $1.2 million in Canada, and decrease of $1.0 million in Australia.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	January 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$93,610	$—	$—	$93,610
Money market funds	7,803	—	—	7,803
U.S. treasury and government agency securities	8,867	—	—	8,867
Corporate debt securities	17,580	—	—	17,580
Total cash and cash equivalents	127,860	—	—	127,860
Marketable securities:
U.S. treasury and government agency securities	12,216	—	(1,665)	10,551
Corporate debt securities	2,000	—	(11)	1,989
Certificates of deposit	20,224	—	—	20,224
Total marketable securities	$34,440	$—	$(1,676)	$32,764

	February 1, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$43,907	$—	$—	$43,907
Money market funds	27,791	—	—	27,791
U.S. treasury and government agency securities	13,913	2	—	13,915
Corporate debt securities	27,055	—	—	27,055
Total cash and cash equivalents	112,666	2	—	112,668
Marketable securities:
U.S. treasury and government agency securities	14,729	—	(2,642)	12,087
Corporate debt securities	6,499	—	(88)	6,411
Certificates of deposit	16,392	—	—	16,392
Total marketable securities	$37,620	$—	$(2,730)	$34,890

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	January 31, 2026
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$121	$(4)	$10,430	$(1,661)	$10,551	$(1,665)
Corporate debt securities	—	—	1,989	(11)	1,989	(11)
Total marketable securities	$121	$(4)	$12,419	$(1,672)	$12,540	$(1,676)

	February 1, 2025
	Less Than Twelve Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$—	$—	$12,088	$(2,642)	$12,088	$(2,642)
Corporate debt securities	—	—	5,410	(88)	5,410	(88)
Total marketable securities	$—	$—	$17,498	$(2,730)	$17,498	$(2,730)

We did not record a realized loss for other-than-temporary impairments during the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

5. Receivables

Receivables consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Credit cards receivable	$5,470	$6,280
Vendor receivable	3,540	3,296
Tax-related receivable	2,429	826
Tenant allowances receivable	252	464
Interest receivable	339	183
Other receivables	1,927	1,776
Receivables	$13,957	$12,825

6. Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Leasehold improvements	$205,400	$200,533
Fixtures	82,525	81,712
Buildings, land, and building and land improvements	29,602	29,602
Computer equipment, software, store equipment and other	72,001	70,748
Fixed assets, at cost	389,528	382,595
Less: Accumulated depreciation	(316,715)	(302,417)
Fixed assets, net	$72,813	$80,178

Depreciation expense on fixed assets is recognized on our consolidated income statement of income (loss) as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Selling, general and administrative expenses	$19,606	$20,538	$20,958
Cost of goods sold	1,688	1,802	1,687
Depreciation expense	$21,294	$22,340	$22,645

Impairment of Fixed Assets—We recorded $1.3 million, $0.9 million and $1.6 million of impairment of fixed assets in selling, general and administrative expenses on the consolidated statements of income (loss) for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

7. Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Total
Balance at February 3, 2024	$15,374
Impairment	—
Effects of foreign currency translation	(116)
Balance at February 1, 2025	15,258
Impairment	—
Effects of foreign currency translation	261
Balance at January 31, 2026	$15,519

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

There was no impairment of goodwill for the fiscal years ended January 31, 2026 and February 1, 2025.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	January 31, 2026			February 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets (1)
Trade names and trademarks	$15,513	$—	$15,513	$13,577	$—	$13,577

(1) The table above excludes the gross carrying amounts and corresponding accumulated amortization for other intangible assets that were fully amortized as of January 31, 2026 and February 1, 2025.

There was no impairment of intangible assets for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024. All amounts in the tables above are denominated in a foreign currency and subject to foreign exchange fluctuation.

We recorded no amortization expense for intangible assets for the years ended January 31, 2026, February 1, 2025 and February 3, 2024. Amortization expense of intangible assets is recorded in selling, general and administrative expense on the consolidated statements of income (loss).

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Income taxes payable	$9,588	$5,852
Accrued indirect taxes	7,832	7,179
Accrued payables	5,574	5,936
Unredeemed gift cards	4,221	3,669
Accrued litigation	3,580	—
Allowance for sales returns	3,003	3,200
Deferred revenue	1,020	1,222
Other	1,318	1,096
Other current liabilities	$36,136	$28,154

9. Revolving Credit Facilities and Debt

As of January 31, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The credit agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time. This credit facility replaced our previously maintained agreement with Wells Fargo Bank, N.A. which we terminated on May 3, 2024.

The credit facility is secured by cash and marketable securities that are in an account held and monitored by the Bank. The value of this collateral must always be greater than or equal to the new credit facility commitment amount of $25 million. Amounts borrowed under the new credit facility bear interest at the rate of SOFR plus 1.00% per annum. The Credit Agreement does not provide for any financial covenants but does include standard and customary covenants consistent with credit facilities of this nature. The new credit facility does not carry any ongoing or unused balance fees.

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at January 31, 2026 or February 1, 2025. We had no open commercial letters of credit outstanding under our secured revolving credit facilities at January 31, 2026 or February 1, 2025. We had $3.2 million and $2.7 million in issued, but undrawn, standby letters of credit at January 31, 2026 and February 1, 2025, respectively.

10. Leases

At January 31, 2026, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from one month to ten years, with varying renewal and termination options. At January 31, 2026 and February 1, 2025, the weighted-average of the remaining lease term was 4.7 years and 4.8 years, respectively, and the weighted-average operating lease discount rate was 4.9% and 4.6%, respectively.

The following table presents components of lease expense (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease expense	$73,288	$73,356	$76,434
Variable lease expense	12,386	10,410	6,694
Total lease expense (1)	$85,674	$83,766	$83,128
(1)
Total lease expense does not include common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	January 31, 2026	February 1, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(69,420)	$(73,564)
Right-of-use assets obtained in exchange for new operating lease liabilities	53,564	63,575

At January 31, 2026, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2026	$62,255
Fiscal 2027	54,550
Fiscal 2028	34,211
Fiscal 2029	23,339
Fiscal 2030	18,473
Thereafter	31,010
Total minimum lease payments	223,838
Less: interest	(24,509)
Present value of lease obligations	199,329
Less: current portion	(54,023)
Long-term lease obligations (2)	$145,306
(2)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At January 31, 2026, we have excluded from the table above $5.0 million of operating leases that were contractually executed, but have not yet commenced. These operating leases are expected to commence in fiscal 2026.

11. Commitments and Contingencies

Purchase Commitments—At January 31, 2026 and February 1, 2025, we had outstanding purchase orders to acquire merchandise from vendors of $201.9 million and $173.0 million, respectively. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve, which is recorded under Accrued payroll and payroll taxes in the consolidated balance sheets, was $2.5 million and $1.5 million for fiscal years ended January 31, 2026 and February 1, 2025, respectively.

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
•
Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3—Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,803	$—	$—
U.S. treasury and government agency securities		8,867
Corporate debt securities	—	17,580	—
Marketable securities:
U.S. treasury and government agency securities	—	10,551	—
Corporate debt securities	—	1,989	—
Certificates of deposit	—	20,224	—
Long-term other assets:
Money market funds	6,253	—	—
Total	$14,056	$59,211	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$27,791	$—	$—
U.S. treasury and government agency securities	—	13,915	—
Corporate debt securities	—	27,055	—
Marketable securities:
U.S. treasury and government agency securities	—	12,087	—
Corporate debt securities	—	6,411	—
Certificates of deposit	—	16,392
Long-term other assets:
Money market funds	8,861	—	—
Total	$36,652	$75,860	$—

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

We recorded impairment losses for operating lease right-of-use assets of $0.5 million in cost of sales. We recorded impairment losses for fixed asset of $1.3 million in selling, general and administrative expenses on the consolidated statement of income (loss) for the year ended January 31, 2026.

We recorded impairment losses for operating lease right-of-use assets of $0.6 million in costs of sales. We recorded impairment losses for fixed assets of $0.9 million in selling, general and administrative expenses on the consolidated statement of income (loss) for the year ended February 1, 2025.

13. Stockholders’ Equity

Share Repurchase— On March 12, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $25 million of its Common Stock which was completed in the first quarter of the fiscal year.

On June 4, 2025, Zumiez Inc. approved the repurchase of up to an aggregate of $15 million of its Common Stock (the “Repurchase Program”). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through June 30, 2026, unless the time period is extended or shortened by the Board of Directors. As of January 31, 2026, there remains $1.7 million available to repurchase common stock under the share Repurchase Program.

The following table summarizes common stock repurchase activity (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Number of shares repurchased	2,697	1,165	—
Average price per share of repurchased shares (with commission)	$14.18	$21.47	$—
Total cost of shares repurchased	$38,253	$25,000	$—

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the related adjustments to other comprehensive income for amounts reclassified from accumulated other comprehensive loss into net income (loss) are as follows (in thousands):

	Foreign currency translation adjustments (4)	Net change in fair value of marketable securities	Accumulated other comprehensive loss
Balance at January 28, 2023	$(15,101)	$(4,692)	$(19,793)
Other comprehensive (loss) income, net (3)	(1,045)	1,811	766
Balance at February 3, 2024	$(16,146)	$(2,881)	$(19,027)
Other comprehensive income (loss), net (2)	(5,589)	838	(4,751)
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net (1)	11,556	784	12,340
Balance at January 31, 2026	$(10,179)	$(1,259)	$(11,438)

(1)
Other comprehensive income before reclassifications was $0.8 million, net of taxes, for net unrealized income on marketable securities for the fiscal year ended January 31, 2026. There were no unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the year ended January 31, 2026.
(2)
Other comprehensive income before reclassifications was $0.8 million, net of taxes, for net unrealized income on marketable securities for the fiscal year ended February 1, 2025. There were no unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the year ended February 1, 2025.
(3)
Other comprehensive income before reclassifications was $1.8 million, net of taxes, for net unrealized income on marketable securities for the fiscal year ended February 3, 2024. There were no unrealized losses, net of taxes, reclassified from accumulated other comprehensive income for the year ended February 3, 2024.
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

Stock-Based Compensation—Total stock-based compensation expense is recognized on our consolidated statements of income (loss) as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Selling, general and administrative expenses	$5,720	$5,337	$5,277
Cost of goods sold	1,554	1,494	1,745
Total stock-based compensation expense	$7,274	$6,831	$7,022

At January 31, 2026, there was $9.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock. This cost has a weighted-average recognition period of 1.2 years.

Restricted Equity Awards —The following table summarizes the activity of restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Equity Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 28, 2023	397	$33.34
Granted	334	20.06
Vested	(202)	29.37
Forfeited	(34)	31.18
Outstanding at February 3, 2024	495	26.14
Granted	502	13.88
Vested	(215)	25.69
Forfeited	(54)	19.88
Outstanding at February 1, 2025	728	18.19
Granted	493	14.45
Vested	(266)	20.89
Forfeited	(39)	15.73
Outstanding at January 31, 2026	916	$15.57	$22,544

The following table summarizes additional information related to restricted equity awards activity (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Vest date fair value of restricted stock vested	$3,641	$3,358	$3,795

Stock Options—We had 0.6 million stock options outstanding at January 31, 2026, 0.4 million stock options outstanding at February 1, 2025, 0.3 million stock options outstanding at February 3, 2024 with a grant date weighted average exercise price of $19.35, $21.24 and $26.51, respectively.

Employee Stock Purchase Plan—We offer an Employee Stock Purchase Plan (“ESPP”) for eligible employees to purchase our common stock at a 15% discount of the lesser of fair market value of the stock on the first business day or the last business day of the offering period, subject to maximum contribution thresholds. The number of shares issued under our ESPP was less than 0.1 million for each of the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

15. Income Taxes

The components of earnings (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
United States	$42,901	$21,562	$(4,269)
Foreign	(18,838)	(17,485)	(57,609)
Total earnings (loss) before income taxes	$24,063	$4,077	$(61,878)

The components of the provision for income taxes are (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current:
Federal	$6,764	$4,833	$(270)
State and local	1,622	256	242
Foreign	(96)	1,277	1,810
Total current	8,290	6,366	1,782
Deferred:
Federal	2,230	(50)	(1,485)
State and local	564	(246)	(413)
Foreign	(398)	(280)	848
Total deferred	2,396	(576)	(1,050)
Provision for income taxes	$10,686	$5,790	$732

The reconciliation of the income tax provision at the U.S. federal statutory rate to our effective income tax rate is as follows (in thousands, except percentages):

	Fiscal Year Ended
	January 31, 2026
U.S. federal statutory tax rate	$5,053	21.0%
State and local income taxes, net of federal effect (1)	1,529	6.4
Foreign tax effects
Austria
Rate differential between Austria and the United States	(422)	(1.8)
Changes in valuation allowance	4,853	20.2
Other, net	1	0.1
Switzerland
GAAP to stat adjustment	(4,147)	(17.2)
Changes in valuation allowance	2,382	9.9
Discrete impact of loss carryforwards	(1,304)	(5.4)
Other, net	47	0.2
Australia
Rate differential between Australia and the United States	(253)	(1.1)
Changes in valuation allowance	1,792	7.4
Other, net	(210)	(0.9)
Other Foreign Jurisdictions
Other, net	445	1.9
Tax Credits
WOTC	(265)	(1.1)
FTC	(434)	(1.8)
Stock-based Compensation	252	1.0
Nontaxable or Nondeductible Items
Other nontaxable or nondeductible items	412	1.7
Changes in unrecognized tax benefits	(448)	(1.9)
Other Adjustments
Tax account roll forward adjustment	935	3.9
Other	468	1.9
Provision for income taxes	$10,686	44.4%

(1) State taxes in California, New York, New York City, Oregon, and Texas, made up a majority (greater than 50%) of the tax effect in this category.

The following table presents required disclosures prior to the adoption of ASU 2023-09 and displays the reconciliation between the income tax provision at the U.S. federal statutory tax rate to our effective income tax rate.

	February 1, 2025	February 3, 2024
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal effect	13.3	0.3
Change in valuation allowance	124.5	(19.8)
Foreign earnings, net	(5.4)	2.9
Stock-based compensation	12.2	(0.8)
Tax credits	(9.5)	1.0
Uncertain Tax Positions	(9.9)	(0.2)
Goodwill impairment	—	(4.3)
Foreign tax audit	—	(1.2)
Permanent Taxable Differences	6.0	(0.3)
Adjustments to Prior Year Taxes	(10.3)	0.3
Effective tax rate	142.0%	(1.2)%

The components of deferred income taxes are (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liability	$51,686	$50,075
Net operating losses	44,965	30,256
Employee benefits, including stock-based compensation	3,158	2,783
Accrued liabilities	1,491	448
Deferred losses	1,351	1,531
Property and equipment	—	1,107
Inventories	785	386
Other	1,138	1,195
Total deferred tax assets	104,574	87,781
Deferred tax liabilities:
Operating lease right-of-use-assets	(47,415)	(44,436)
Goodwill and intangible assets	(5,640)	(4,807)
Property and equipment	(1,185)	—
Prepaid expenses	(793)	(473)
Other	(640)	(603)
Total deferred tax liabilities	(55,673)	(50,319)
Net valuation allowances	(42,552)	(28,778)
Net deferred tax assets	$6,349	$8,684

At January 31, 2026 and February 1, 2025, we had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities of $210.8 million and $130.8 million, respectively. Net operating loss carryovers for the year ended January 31, 2026 included a $24.6 million increase due to change in foreign exchange rates, which consisted of increases in Europe and Australia amounting to $22.0 million and $2.6 million, respectively. Net operating loss carryovers for the year ended February 1, 2025 included a $5.7 million decrease due to change in foreign exchange rates in Europe. The tax-effected foreign net operating loss carryovers were $44.7 million and $30.0 million at January 31, 2026 and February 1, 2025, respectively. The net operating loss carryovers have an indefinite carryforward period and currently will not expire.

At January 31, 2026 and February 1, 2025, we had state net operating loss carryovers that could be utilized to reduce future years' tax liabilities of $21.5 million and $21.4 million, respectively, which, if unused will expire in 2044. The tax-effected state net operating loss carryovers were $0.3 million at January 31, 2026 and February 1, 2025.

At January 31, 2026 and February 1, 2025, we had tax credit carryovers that could be utilized to reduce future years' tax liabilities of $0.3 million, which if unused will expire in years 2028 through 2044.

At January 31, 2026 and February 1, 2025, we had capital loss limitation carryovers that could be utilized to reduce future years' tax liabilities of $0.4 million, which if unused will expire in years 2026 through 2030.

At January 31, 2026 and February 1, 2025, we had valuation allowances on our deferred tax assets of $42.6 million and $28.8 million, respectively, primarily due to the uncertainty of the realization of certain deferred tax assets related to foreign net operating loss carryovers.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Beginning unrecognized tax benefits	$1,930	$2,586	$2,522
Increase related to prior year tax positions	85	—	17
Decrease in tax positions of prior periods	—	(316)	—
Increase related to current year tax positions	332	229	721
Decrease related to lapsing of statute of limitations	(471)	(569)	(674)
Ending unrecognized tax benefits	$1,876	$1,930	$2,586

At January 31, 2026 we had $1.9 million of gross unrecognized tax benefits of which $1.0 million, if recognized, would affect our effective tax rate. We recognized a benefit of $0.07 million, a benefit of $0.07 million, an expense of $0.01 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2025, 2024 and 2023, respectively. As of January 31, 2026 and February 1, 2025, we had accrued interest and penalties of $0.2 million, within our consolidated balance sheets.

Net cash paid (refunds received) for income taxes consisted of the following (in thousands):

Fiscal Year Ended
January 31, 2026
Federal	$4,050
Aggregated state and Local	748
Disaggregated State and local
California	495
Foreign	(209)
Canada	792
Net cash paid (refunds received) for income taxes	$5,876

The income taxes paid for the years ended February 1, 2025 and February 3, 2024 were $2.5 million and $2.1 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our U.S. federal income tax returns are no longer subject to examination for years before fiscal 2021, and we are no longer subject to U.S. state and local examinations for years before fiscal 2021.We are no longer subject to examination for all foreign income tax returns before fiscal 2019.

16. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income (loss)	$13,377	$(1,713)	$(62,610)
Weighted average common shares for basic earnings (loss) per share	16,773	18,918	19,290
Dilutive effect of stock options and restricted stock	475	—	—
Weighted average common shares for diluted earnings (loss) per share	17,248	18,918	19,290
Basic earnings (loss) per share	$0.80	$(0.09)	$(3.25)
Diluted earnings (loss) per share	$0.78	$(0.09)	$(3.25)

Total anti-dilutive common stock options not included in the calculation of diluted earnings per share were
0.2 million for the fiscal years ended January 31, 2026, 0.5 million for the fiscal years ended February 1, 2025 and February 3, 2024.

17. Related Party Transactions

The Zumiez Foundation is a charitable based nonprofit organization focused on meeting various needs of the under-privileged. Our Chairman of the Board is also the President of the Zumiez Foundation. We committed charitable contributions to the Zumiez Foundation of less than $0.1 million for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively. There were no accruals for charitable contributions payable to the Zumiez Foundation as of January 31, 2026, February 1, 2025, and February 3, 2024.

18. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of January 31, 2026, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

The following table is a summary of significant segment expenses and results of operations:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$929,057	$889,202	$875,486
Product COGS (1)	394,213	385,703	385,796
Other COGS (2)	202,309	200,459	208,800
Gross profit	332,535	303,040	280,890
Store SG&A (3)	223,426	222,326	223,863
Corporate SG&A (4)	92,068	78,764	121,816
Operating profit (loss)	$17,041	$1,950	$(64,789)

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

The following table is a summary of product categories as a percentage of merchandise sales:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Men's Apparel	47%	48%	47%
Hardgoods	11%	10%	12%
Accessories	16%	16%	17%
Footwear	12%	14%	14%
Women's Apparel	14%	12%	10%
Total	100%	100%	100%

The following tables present summarized geographical information (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales (1):
United States	$707,706	$674,158	$654,153
Foreign	221,351	215,044	221,333
Total net sales	$929,057	$889,202	$875,486

	January 31, 2026	February 1, 2025
Long-lived assets (2):
United States	$153,506	$157,296
Foreign	104,911	106,117
Total long-lived assets	$258,417	$263,413

(1)
Net sales are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and ecommerce sales are allocated to the U.S. for sales on zumiez.com and to foreign for sales on zumiez.ca, blue-tomato.com and fasttimes.com.au.
(2)
Long-lived assets include fixed assets, net and operating lease right-of-use assets.

19. Subsequent Event

On March 11, 2026, Zumiez Inc. approved the repurchase of up to an aggregate of $40 million of its Common Stock (the "Repurchase Program"). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through January 29, 2028, unless the time period is extended or shortened by the Board of Directors. The Repurchase Program supersedes the prior authorization approved by the Board of Directors on June 4, 2025 that was set to expire on June 20, 2026.

EXHIBIT INDEX

3.1	Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-122865)]

3.2

Bylaws, as amended and restated May 21, 2014 and Amendment No.1, dated as of May 21, 2015, to Bylaws of Zumiez Inc. (as previously Amended and Restated as of May 21, 2014). [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2014 and Exhibit to the Company’s Form 8-K filed on May 22, 2015]

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

10.30	Zumiez Inc. 2023 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed by the Company on June 2, 2023]

10.31	Form of Restricted Stock Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.32	Form of Restricted Stock Unit Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.33	Form of Stock Option Award Agreement and Terms and Conditions. [Incorporated by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K filed on June 2, 2023]

10.34	Zumiez Inc. 2023 Employee Stock Purchase Plan. [Incorporated by reference to Exhibit 10.34 to the Company's Current Report on Form 8-K filed by the Company on June 2, 2023]

10.35	Second Amendment to Credit Agreement dated effective as of July 27, 2023 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association.

10.36	Third Amendment to Credit Agreement dated effective as of November 30, 2023 by and among Zumiez Inc., Zumiez Services Inc. and Wells Fargo Bank, National Association.

10.37

Credit Agreement dated as of December 20, 2024 by and among Zumiez Inc., Zumiez Services Inc. and PNC Bank, National Association. [Incorporated by reference to Exhibit 10.37 to the Form 8-K filed by the Company on December 24, 2024]

10.38

First Amendment to Credit Agreement dated as of December 17, 2025 by and among Zumiez Inc., Zumiez Services Inc. and PNC Bank, National Association. [Incorporated by reference to Exhibit 10.38 to the Form 8-K filed by the Company on December 22, 2025]

19.1	Insider Trading Policy. [Incorporated by reference to Exhibit 19.1 to the Form 10-K filed by the Company on March 13, 2025]

21.1	Subsidiaries of the Company.

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.

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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97.1	Policy for Recovery of Erroneously Awarded Compensation. [Incorporated by reference to Exhibit 97.1 to the Form 10-K filed by the Company on March 13, 2025]

101	The following materials from Zumiez Inc.’s Annual Report on Form 10-K for the annual period ended January 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at January 31, 2026 and February 1, 2025; (ii) Consolidated statements of income (loss) for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024; (iii) Consolidated statements of comprehensive income (loss) for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024; and (vi) Notes to Consolidated Financial Statements.

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

ZUMIEZ INC.
/S/ RICHARD M. BROOKS		March 12, 2026
Signature		Date
By:	Richard M. Brooks Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER C. WORK		March 12, 2026
Signature		Date
By:	Christopher C. Work, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS D. CAMPION	March 12, 2026	/S/ STEVEN P. LOUDEN	March 12, 2026
Signature	Date	Signature	Date
Thomas D. Campion, Chairman		Steven P. Louden, Director

/S/ JAMES P. MURPHY	March 12, 2026	/S/TRAVIS D. SMITH	March 12, 2026
Signature	Date	Signature	Date
James P. Murphy, Director		Travis D. Smith, Director

/S/ LILIANA GIL VALLETTA	March 12, 2026	/S/ GUY M. HARKLESS	March 12, 2026
Signature	Date	Signature	Date
Liliana Gil Valletta, Director		Guy M. Harkless, Director

/S/ CARMEN R. BAUZA	March 12, 2026
Signature	Date
Carmen R. Bauza, Director