Form 10-Q
period 2026-05-02
Zumiez Inc
filed 2026-06-04
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2026

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

At May 30, 2026, there were 16,872,215 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2026	January 31, 2026
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$66,918	$127,860
Marketable securities	57,242	32,764
Receivables	14,147	13,957
Inventories	153,189	146,995
Prepaid expenses and other current assets	15,085	14,407
Total current assets	306,581	335,983

Fixed assets, net	70,473	72,813
Operating lease right-of-use assets	190,805	185,604
Goodwill	15,589	15,519
Intangible assets, net	15,411	15,513
Deferred tax assets, net	7,621	6,349
Other long-term assets	12,259	12,390
Total long-term assets	312,158	308,188
Total assets	$618,739	$644,171

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$56,208	$49,150
Accrued payroll and payroll taxes	17,659	28,221
Operating lease liabilities	55,824	54,023
Other current liabilities	27,767	36,136
Total current liabilities	157,458	167,530

Long-term operating lease liabilities	148,009	145,306
Other long-term liabilities	7,407	7,050
Total long-term liabilities	155,416	152,356
Total liabilities	312,874	319,886
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 17,032 shares issued and outstanding at May 2, 2026 and 16,971 shares issued and outstanding at January 31, 2026	213,822	211,764
Accumulated other comprehensive loss	(12,419)	(11,438)
Retained earnings	104,462	123,959
Total shareholders’ equity	305,865	324,285
Total liabilities and shareholders’ equity	$618,739	$644,171

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$193,348	$184,343
Cost of goods sold	132,005	129,028
Gross profit	61,343	55,315
Selling, general and administrative expenses	76,535	75,187
Operating loss	(15,192)	(19,872)
Interest income, net	849	2,255
Other (expense) income, net	(112)	1,844
Loss, before income taxes	(14,455)	(15,773)
Benefit from income taxes	(1,189)	(1,443)
Net loss	$(13,266)	$(14,330)
Basic loss per share	$(0.82)	$(0.79)
Diluted loss per share	$(0.82)	$(0.79)

Weighted average shares used in computation of loss per share
Basic	16,205	18,116
Diluted	16,205	18,116

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net loss	$(13,266)	$(14,330)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(974)	6,614
Net change in fair value of marketable securities	(7)	418
Other comprehensive (loss) income	(981)	7,032
Comprehensive loss	$(14,247)	$(7,298)

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 31, 2026	16,971	$211,764	$(11,438)	$123,959	$324,285
Net loss	—	—	—	(13,266)	(13,266)
Other comprehensive loss, net	—	—	(981)	—	(981)
Issuance and exercise of stock-based awards	326	34	—	—	34
Stock-based compensation expense	—	2,024	—	—	2,024
Repurchase of common stock, including taxes	(265)	—	—	(6,231)	(6,231)
Balance at May 2, 2026	17,032	$213,822	$(12,419)	$104,462	$305,865

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977
Net loss	—	—	—	(14,330)	(14,330)
Other comprehensive income, net	—	—	7,032	—	7,032
Issuance and exercise of stock-based awards	419	186	—	—	186
Stock-based compensation expense	—	1,828	—	—	1,828
Repurchase of common stock, including taxes	(1,808)	—	—	(25,215)	(25,215)
Balance at May 3, 2025	17,770	$205,595	$(16,746)	$109,629	$298,478

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net loss	$(13,266)	$(14,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	4,898	5,387
Noncash lease expense	14,980	14,639
Deferred taxes	(1,194)	(1,473)
Stock-based compensation expense	2,024	1,828
Impairment of long-lived assets	511	462
Other	126	(765)
Changes in operating assets and liabilities:
Receivables	777	(758)
Inventories	(6,534)	(119)
Prepaid expenses and other assets	(729)	299
Trade accounts payable	7,145	(1,357)
Accrued payroll and payroll taxes	(10,537)	(5,863)
Income taxes payable	(4,926)	(259)
Operating lease liabilities	(15,947)	(16,588)
Other liabilities	(5,423)	(3,187)
Net cash used in operating activities	(28,095)	(22,084)

Cash flows from investing activities:
Additions to fixed assets	(1,707)	(2,219)
Purchases of marketable securities and other investments	(27,088)	(7,055)
Sales and maturities of marketable securities and other investments	2,544	5,086
Net cash used in investing activities	(26,251)	(4,188)

Cash flows from financing activities:
Proceeds from the issuance and exercise of stock-based awards, net of tax	34	186
Repurchase of common stock	(5,994)	(25,215)
Net cash used in financing activities	(5,960)	(25,029)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(645)	1,608
Net decrease in cash, cash equivalents, and restricted cash	(60,951)	(49,693)
Cash, cash equivalents, and restricted cash, beginning of period	134,113	121,517
Cash, cash equivalents, and restricted cash, end of period	$73,162	$71,824
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	4,912	412
Accrual for purchases of fixed assets	1,033	982
Accrual for repurchase of common stock	237	—

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At May 2, 2026, we operated 714 stores; 559 in the United States (“U.S.”), 83 in Europe, 45 in Canada, and 27 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended May 2, 2026 and May 3, 2025 were 13-week periods.

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

The financial data at January 31, 2026 is derived from audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2026, and should be read in conjunction with the audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

Restricted Cash—Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in other long-term assets on our condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	May 2, 2026	January 31, 2026
Cash and cash equivalents	$66,918	$127,860
Restricted cash included in other long-term assets	6,244	6,253
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$73,162	$134,113

As of May 2, 2026 and January 31, 2026, all restricted cash were included in other long-term assets amounted to $6.2 million and $6.3 million, respectively. Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

Recent Accounting Standards—We review recent accounting pronouncements on a quarterly basis and have excluded discussion of those that are not applicable and those that we determined did not have, or are not expected to have, a material impact on the condensed consolidated financial statements.

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
United States	$145,421	$140,040
Europe	32,750	29,292
Canada	10,151	9,693
Australia	5,026	5,318
Net sales	$193,348	$184,343

Net sales for the three months ended May 2, 2026, included a $3.5 million increase due to the change in foreign exchange rates, which consisted of a $2.7 million increase in Europe, a $0.5 million increase in Australia, and a $0.3 million increase in Canada.

Our contract liabilities include deferred revenue related to our STASH customer loyalty program and gift cards. The current liability for gift cards was $3.2 million and $4.2 million at May 2, 2026 and January 31, 2026, respectively. The deferred revenue related to our customer loyalty program was $0.9 million and $1.0 million at May 2, 2026 and January 31, 2026, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	May 2, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$38,237	$—	$—	$38,237
Money market funds	1,558	—	—	1,558
U.S. treasury and government agency securities	7,765	1	—	7,766
Corporate debt securities	19,363	—	(6)	19,357
Total cash and cash equivalents	66,923	1	(6)	66,918
Marketable securities:
U.S. treasury and government agency securities	25,354	1	(1,708)	23,647
Corporate debt securities	12,241	6	(6)	12,241
Certificates of deposit	21,354	—	—	21,354
Total marketable securities	$58,949	$7	$(1,714)	$57,242

	January 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$93,610	$—	$—	$93,610
Money market funds	7,803	—	—	7,803
U.S. treasury and government agency securities	8,867	—	—	8,867
Corporate debt securities	17,580	—	—	17,580
Total cash and cash equivalents	127,860	—	—	127,860
Marketable securities:
U.S. treasury and government agency securities	12,216	—	(1,665)	10,551
Corporate debt securities	2,000	—	(11)	1,989
Certificates of deposit	20,224	—	—	20,224
Total marketable securities	$34,440	$—	$(1,676)	$32,764

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	May 2, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash and cash equivalents:
Corporate debt securities	$19,357	$(6)	$—	$—	$19,357	$(6)
Total cash and cash equivalents	19,357	(6)	—	—	19,357	(6)
Marketable securities:
U.S. treasury and government agency securities	$7,843	$(3)	$10,024	$(1,705)	$17,867	$(1,708)
Corporate debt securities	5,434	(6)	—	—	5,434	(6)
Total marketable securities	$13,277	$(9)	$10,024	$(1,705)	$23,301	$(1,714)

	January 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$121	$(4)	$10,430	$(1,661)	$10,551	$(1,665)
Corporate debt securities	—	—	1,989	(11)	1,989	(11)
Total marketable securities	$121	$(4)	$12,419	$(1,672)	$12,540	$(1,676)

4. Leases

At May 2, 2026, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Operating lease expense	$17,146	$16,516
Variable lease expense	4,500	4,306
Total lease expense (1)	$21,646	$20,822

(1)
Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(15,947)	$(16,588)
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,377	$10,471

Weighted-average remaining lease term and discount rate were as follows:

	May 2, 2026	May 3, 2025
Weighted-average remaining lease term	4.6	4.8
Weighted-average discount rate	4.9%	4.7%

At May 2, 2026, the maturities of our operating leases liabilities are as follows (in thousands):

Fiscal 2026	$48,847
Fiscal 2027	59,769
Fiscal 2028	37,819
Fiscal 2029	25,919
Fiscal 2030	20,997
Fiscal 2031	14,972
Thereafter	20,703
Total minimum lease payments	229,026
Less: interest	(25,193)
Present value of lease obligations	203,833
Less: current portion	(55,824)
Long-term lease obligations (1)	$148,009

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At May 2, 2026, we have excluded from the table above $2.4 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2026.

5. Commitments and Contingencies

Purchase Commitments—At May 2, 2026, we had outstanding purchase orders to acquire merchandise from vendors of $225.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. After mediation on April 18, 2025, the parties have entered into a Memorandum of Understanding and reached a settlement in the amount of $2,890,000 that is subject to preliminary and final court approval. The parties anticipate that a motion seeking preliminary approval of the settlement will be filed in the next 30 days.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve, which is recorded under accrued payroll and payroll taxes in the consolidated balance sheets at May 2, 2026 and January 31, 2026 was $2.6 million and $2.5 million, respectively.

6. Revolving Credit Facilities and Debt

As of May 2, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The Credit Agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 2, 2026 or January 31, 2026. We had $3.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of May 2, 2026 and January 31, 2026.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	May 2, 2026
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,558	$—	$—
U.S. treasury and government agency securities	—	7,766	—
Corporate debt securities	—	19,357	—
Marketable securities:
U.S. treasury and government agency securities	—	23,647	—
Corporate debt securities	—	12,241	—
Certificates of deposit	—	21,354	—
Other long-term assets:
Money market funds	6,244	—	—
Total	$7,802	$84,365	$—

	January 31, 2026
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,803	$—	$—
U.S. treasury and government agency securities	—	8,867	—
Corporate debt securities	—	17,580	—
Marketable securities:
U.S. treasury and government agency securities	—	10,551	—
Corporate debt securities	—	1,989	—
Certificates of deposit	—	20,224	—
Other long-term assets:
Money market funds	6,253	—	—
Total	$14,056	$59,211	$—

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

During the three months ended May 2, 2026, we recognized $0.3 million impairment losses related to fixed assets, and $0.2 million for three months ended May 3, 2025.

During the three months ended May 2, 2026, we recognized $0.2 million of impairment losses related to operating lease right-of-use assets and $0.3 million for the three months ended May 3, 2025.

8. Stockholders’ Equity

Share Repurchase—On March 11, 2026, Zumiez Inc. approved the repurchase of up to an aggregate of $40 million of its Common Stock (the "Repurchase Program"). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through January 29, 2028, unless the time period is extended or shortened by the Board of Directors. The Repurchase Program supersedes the prior authorization approved by the Board of Directors on June 4, 2025 that was set to expire on June 20, 2026. As of May 2, 2026, there remains $33.8 million available to repurchase common stock under the Repurchase Program.

The following table summarizes our common stock repurchase activity (in thousands, except per share amount):

	Three Months Ended
	May 2, 2026	May 3, 2025
Number of shares repurchased	265	1,808
Average price per share of repurchased shares (with commission)	$23.56	$13.82
Total cost of shares repurchased	$6,241	$25,000

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (2)	Net change in fair value of marketable securities	Accumulated other comprehensive losses
Three months ended May 2, 2026:
Balance at January 31, 2026	$(10,179)	$(1,259)	$(11,438)
Other comprehensive loss, net (1)	(974)	(7)	(981)
Balance at May 2, 2026	$(11,153)	$(1,266)	$(12,419)
Three months ended May 3, 2025:
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net (1)	6,614	418	$7,032
Balance at May 3, 2025	$(15,121)	$(1,625)	$(16,746)

(1)
Other comprehensive loss before reclassifications were less than $0.1 million, net of taxes for net unrealized losses on marketable securities for the three months ended May 2, 2026. Other comprehensive income before reclassifications was $0.4 million, net of taxes for net unrealized gains on marketable securities for the three months ended May 3, 2025. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended May 2, 2026 and May 3, 2025.

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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Selling, general and administrative expenses	$1,562	$1,454
Cost of goods sold	462	374
Total stock-based compensation expense	$2,024	$1,828

At May 2, 2026, there was $15.4 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.4 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 31, 2026	916	$15.57
Granted	308	21.73
Vested	(307)	17.17
Forfeited	(11)	15.24
Outstanding at May 2, 2026	906	$17.12	$22,081

We had 0.7 million stock options outstanding at May 2, 2026 with a grant date weighted average exercise price of $19.77 and 0.6 million stock options outstanding at January 31, 2026 with a grant date weighted average exercise price of $19.35.

10. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net loss	$(13,266)	$(14,330)
Weighted average common shares for basic loss per share:	16,205	18,116
Dilutive effect of stock options and restricted stock	—	—
Weighted average common shares for diluted loss per share:	16,205	18,116
Basic loss per share	$(0.82)	$(0.79)
Diluted loss per share	$(0.82)	$(0.79)

There were 0.8 million and 0.7 million anti-dilutive common shares related to stock-based awards for the three months ended May 2, 2026 and May 3, 2025, respectively.

11. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of May 2, 2026, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$193,348	$184,343
Product COGS (1)	83,238	80,676
Other COGS (2)	48,767	48,352
Gross profit	61,343	55,315
Store SG&A (3)	52,560	51,728
Corporate SG&A (4)	23,975	23,459
Operating loss	$(15,192)	$(19,872)

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors” in our Form 10-K filed with the SEC on March 12, 2026 and in this Form 10-Q.

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

Fiscal 2026 is the 52-week period ending January 30, 2027. Fiscal 2025 was the 52-week period ending January 31, 2026. The first three months of fiscal 2026 was the 13-week period ended May 2, 2026. The first three months of fiscal 2025 was the 13-week period ended May 3, 2025.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	100.0%	100.0%
Cost of goods sold	68.3	70.0
Gross profit	31.7	30.0
Selling, general and administrative expenses	39.6	40.8
Operating loss	(7.9)	(10.8)
Interest and other income, net	0.4	2.2
Loss before income taxes	(7.5)	(8.6)
Benefit from income taxes	(0.6)	(0.8)
Net loss	(6.9)%	(7.8)%

Three Months (13 weeks) Ended May 2, 2026 Compared With Three Months (13 weeks) Ended May 3, 2025

Net Sales

Net sales were $193.3 million for the three months ended May 2, 2026 compared to $184.3 million for the three months ended May 3, 2025, an increase of $9.0 million, or 4.9%. The increase in sales was primarily driven by a 4.0% increase in comparable sales and impact of foreign exchange rate, partially offset by the net closure of 16 stores subsequent to May 3, 2025. By region, North America sales increased $5.8 million or 3.9% and other international sales (which consists of Europe and Australia sales) increased $3.2 million or 9.1% for the three months ended May 2, 2026 compared to the three months ended May 3, 2025. Excluding the impact of changes in foreign exchange rates, North America sales increased $5.5 million or 3.7%, while other international sales were relatively flat for the three months ended May 2, 2026 compared to the three months ended May 3, 2025.

Comparable sales increased 4.0% (reflecting a 4.4% increase in North America and a 2.2% increase in other international) for the three months ended May 2, 2026, driven by an increase in dollars per transaction, partially offset by a decrease in transactions. Dollars per transaction increased due to an increase in both average unit retail and units per transaction. By category, comparable sales were primarily driven by increases in men's clothing, hardgoods, women's clothing, accessories, partially offset by a decrease in footwear.

Gross Profit

Gross profit was $61.3 million for the three months ended May 2, 2026 compared to $55.3 million for the three months ended May 3, 2025, an increase of $6.0 million, or 10.9%. As a percent of net sales, gross profit increased 170 basis points for the three months ended May 2, 2026 to 31.7%. The increase was driven by 70 basis points of improvement in product margin (defined as net sales minus cost of goods sold excluding shrinkage, buying, occupancy, distribution and warehousing costs and freight costs for store merchandise transfers), 50 basis points of leverage in store occupancy costs related to both higher sales and closure of underperforming stores, 30 basis points of benefit in web shipping cost, and 20 basis points of benefit from decreased inventory shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expense was $76.5 million for the three months ended May 2, 2026 compared to $75.2 million for the three months ended May 3, 2025, an increase of $1.3 million, or 1.8%. SG&A expenses as a percent of net sales decreased 120 basis points for the three months ended May 2, 2026 to 39.6%. The decrease was driven by 150 basis points of benefit in the current year related to a $2.9 million litigation settlement in the first quarter of last year, 50 basis points of efficiencies in store wages due to higher sales, 40 basis points in non-wage store operating costs related to leverage in store depreciation due to higher sales, partially offset by 70 basis points of detriment related to one-time vendor credits benefiting the first quarter of last year, 20 basis points of increase in non-store wages and 20 basis points from other corporate cost.

Net Loss

Net loss for the three months ended May 2, 2026 was $13.3 million, or $0.82 loss per diluted share, compared with net loss of $14.3 million, or $0.79 loss per diluted share, for the three months ended May 3, 2025. Our effective income tax rate for the three months ended May 2, 2026 was a 8.2% benefit from income taxes compared to a 9.1% benefit from income taxes for the three months ended May 3, 2025. The decrease in effective income tax rate was primarily driven by improved U.S. operating results, losses in jurisdictions where we maintain valuation allowances, and one-time discrete tax items.

Liquidity and Capital Resources

Our cash requirements are subject to change as business conditions warrant and opportunities arise. Our primary uses of cash are for operational expenditures, inventory purchases, common stock repurchases, and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements. Historically, our main source of liquidity has been cash flows from operations.

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

During fiscal 2026, we expect to spend approximately $14.0 million to $16.0 million on capital expenditures, a majority of which will relate to fixtures for the approximately 5 new stores we are planning to open in fiscal 2026 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2026 will not be different from the number of stores we plan to open, or that actual fiscal 2026 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $6.0 million to $28.1 million used in operating activities for the three months ended May 2, 2026 from $22.1 million used in operating activities for the three months ended May 3, 2025. Net cash used in operating activities was $28.1 million for the three months ended May 2, 2026 related to $36.2 million in unfavorable changes in our operating assets and liabilities and a $13.3 million net loss, excluding $21.4 million of noncash charges included within net loss for the period. Net cash used in operating activities was $22.1 million for the three months ended May 3, 2025 related to $27.8 million in unfavorable changes in our operating assets and liabilities and a $14.3 million net loss, excluding $20.0 million of noncash charges included within net loss for the period. Our operating cash flows primarily result from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash used in investing activities increased by $22.1 million to $26.3 million used in investing activities for the three months ended May 2, 2026 from $4.2 million used in investing activities for the three months ended May 3, 2025. Net cash used in investing activities was $26.3 million for the three months ended May 2, 2026 related to $24.5 million in purchases, net of sales, of marketable securities, and $1.7 million of capital expenditures primarily for existing store remodels or relocation. Net cash used in investing activities was $4.2 million for the three months ended May 3, 2025, related to $2.0 million in purchases, net of sales, of marketable securities, and $2.2 million of capital expenditures primarily for new store openings, existing store remodels or relocation.

Financing Activities

Net cash used in financing activities decreased by $19.0 million to $6.0 million used in financing activities for the three months ended May 2, 2026 from $25.0 million used in financing activities for the three months ended May 3, 2025. Net cash used in financing activities for the three months ended May 2, 2026 was $6.0 million, related to $6.0 million used in the repurchase of common stock. Net cash used in financing activities for the three months ended May 3, 2025 was $25.0 million, related to $25.2 million used in the repurchase of common stock and $0.2 million in net proceeds from the issuance and exercise of stock-based awards.

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

As of May 2, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The credit agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at May 2, 2026 or January 31, 2026. We had $3.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of May 2, 2026 and January 31, 2026.

At May 2, 2026, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at May 2, 2026 has not significantly changed since January 31, 2026. Our market risk profile at January 31, 2026 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended May 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q as well as the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2026. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended May 2, 2026 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
February 1, 2026-February 28, 2026 (2)	—	$—	—	$1,747
March 1, 2026-April 3, 2026 (3)	85	21.83	80	38,251
April 4, 2026-May 2, 2026	185	$24.29	185	$33,759
Total	270		265

(1)

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

(2)

The prior authorization approved the repurchase of up to an aggregate of $15 million of the Company’s common stock. Prior to the termination of the previous Repurchase Program and its replacement, there were approximately $1.7 million remained available for repurchase.

(3)

During the thirteen weeks ended May 2, 2026, 4,752 shares were purchased by us in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended May 2, 2026, none of our directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described below:

On April 15, 2026, Mr. Chris K. Visser, the Company’s Chief Legal Officer and Secretary, terminated a previously disclosed trading arrangement and adopted a new trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934. The new trading arrangement has a termination date of April 2, 2027, and provides for the sale of up to an aggregate of 41,282 shares of the Company’s common stock, subject to the terms and conditions of the arrangement.

On April 17, 2026, Mr. Christopher C. Work, the Company’s Chief Financial Officer, terminated a previously disclosed trading arrangement and adopted a new trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934. The new trading arrangement has a termination date of March 15, 2027, and provides for the sale of up to an aggregate of 105,181 shares of the Company’s common stock, subject to the terms and conditions of the arrangement.

On April 20, 2026, Ms. Erin Wendte, the Company’s Chief Commercial Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934. The trading arrangement has a termination date of April 30, 2027, and provides for the sale of up to an aggregate of 14,493 shares of the Company’s common stock, subject to the terms and conditions of the arrangement.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at May 2, 2026 (unaudited) and January 31, 2026; (ii) Unaudited Condensed Consolidated Statements of Loss for the three months ended May 2, 2026 and May 3, 2025; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended May 2, 2026 and May 3, 2025; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2026 and May 3, 2025; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2026 and May 3, 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: June 4, 2026	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)