Form 10-Q
period 2026-08-01
Zumiez Inc
filed 2026-09-10
CIK 1318008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2026

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

At August 29, 2026, there were 15,330,613 shares outstanding of common stock.

ZUMIEZ INC.

FORM 10-Q

ZUMIEZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2026	January 31, 2026
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50,288	$127,860
Marketable securities	46,977	32,764
Receivables	25,233	13,957
Inventories	157,282	146,995
Prepaid expenses and other current assets	16,507	14,407
Total current assets	296,287	335,983

Fixed assets, net	68,290	72,813
Operating lease right-of-use assets	214,226	185,604
Goodwill	15,531	15,519
Intangible assets, net	15,103	15,513
Deferred tax assets, net	6,310	6,349
Other long-term assets	11,643	12,390
Total long-term assets	331,103	308,188
Total assets	$627,390	$644,171

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$68,141	$49,150
Accrued payroll and payroll taxes	20,281	28,221
Operating lease liabilities	59,203	54,023
Other current liabilities	25,180	36,136
Total current liabilities	172,805	167,530

Long-term operating lease liabilities	168,001	145,306
Other long-term liabilities	7,571	7,050
Total long-term liabilities	175,572	152,356
Total liabilities	348,377	319,886
Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock, no par value, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 15,854 shares issued and outstanding at August 1, 2026 and 16,971 shares issued and outstanding at January 31, 2026	215,742	211,764
Accumulated other comprehensive loss	(14,994)	(11,438)
Retained earnings	78,265	123,959
Total shareholders’ equity	279,013	324,285
Total liabilities and shareholders’ equity	$627,390	$644,171

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$208,964	$214,275	$402,313	$398,618
Cost of goods sold	135,113	138,257	267,119	267,285
Gross profit	73,851	76,018	135,194	131,333
Selling, general and administrative expenses	75,175	75,911	151,710	151,098
Operating (loss) profit	(1,324)	107	(16,516)	(19,765)
Interest income, net	645	753	1,494	3,008
Other (expense) income, net	(753)	52	(865)	1,895
(Loss) profit, before income taxes	(1,432)	912	(15,887)	(14,862)
Provision for income taxes	1,311	1,914	122	471
Net loss	$(2,743)	$(1,002)	$(16,009)	$(15,333)
Basic loss per share	$(0.17)	$(0.06)	$(1.00)	$(0.88)
Diluted loss per share	$(0.17)	$(0.06)	$(1.00)	$(0.88)

Weighted average shares used in computation of loss per share
Basic	15,708	16,698	15,955	17,403
Diluted	15,708	16,698	15,955	17,403

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net loss	$(2,743)	$(1,002)	$(16,009)	$(15,333)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,561)	880	(3,535)	7,494
Net change in fair value of marketable securities	(14)	182	(21)	600
Other comprehensive (loss) income	(2,575)	1,062	(3,556)	8,094
Comprehensive (loss) income	$(5,318)	$60	$(19,565)	$(7,239)

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 2, 2026	17,032	$213,822	$(12,419)	$104,462	$305,865
Net loss	—	—	—	(2,743)	(2,743)
Other comprehensive loss, net	—	—	(2,575)	—	(2,575)
Issuance and exercise of stock-based awards	25	—	—	—	—
Stock-based compensation expense	—	1,920	—	—	1,920
Repurchase of common stock, including taxes	(1,203)	—	—	(23,454)	(23,454)
Balance at August 1, 2026	15,854	$215,742	$(14,994)	$78,265	$279,013

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at May 3, 2025	17,770	$205,595	$(16,746)	$109,629	$298,478
Net loss	—	—	—	(1,002)	(1,002)
Other comprehensive income, net	—	—	1,062	—	1,062
Issuance and exercise of stock-based awards	48	—	—	—	—
Stock-based compensation expense	—	1,793	—	—	1,793
Repurchase of common stock, including taxes	(597)	—	—	(7,894)	(7,894)
Balance at August 2, 2025	17,221	$207,388	$(15,684)	$100,733	$292,437

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at January 31, 2026	16,971	$211,764	$(11,438)	$123,959	$324,285
Net loss	—	—	—	(16,009)	(16,009)
Other comprehensive loss, net	—	—	(3,556)	—	(3,556)
Issuance and exercise of stock-based awards	351	34	—	—	34
Stock-based compensation expense	—	3,944	—	—	3,944
Repurchase of common stock, including taxes	(1,468)	—	—	(29,685)	(29,685)
Balance at August 1, 2026	15,854	$215,742	$(14,994)	$78,265	$279,013

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at February 1, 2025	19,159	$203,581	$(23,778)	$149,174	$328,977
Net loss	—	—	—	(15,333)	(15,333)
Other comprehensive income, net	—	—	8,094	—	8,094
Issuance and exercise of stock-based awards	467	186	—	—	186
Stock-based compensation expense	—	3,621	—	—	3,621
Repurchase of common stock, including taxes	(2,405)	—	—	(33,108)	(33,108)
Balance at August 2, 2025	17,221	$207,388	$(15,684)	$100,733	$292,437

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net loss	$(16,009)	$(15,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	9,640	10,707
Noncash lease expense	32,589	31,452
Deferred taxes	44	(81)
Stock-based compensation expense	3,944	3,621
Impairment of long-lived assets	598	777
Other	703	(693)
Changes in operating assets and liabilities:
Receivables	(7,815)	(6,768)
Inventories	(11,769)	(7,540)
Prepaid expenses and other assets	(1,778)	(1,836)
Trade accounts payable	19,787	18,682
Accrued payroll and payroll taxes	(7,772)	(1,070)
Income taxes payable	(11,145)	(4,775)
Operating lease liabilities	(34,650)	(35,065)
Other liabilities	(3,643)	(1,579)
Net cash used in operating activities	(27,276)	(9,501)

Cash flows from investing activities:
Additions to fixed assets	(4,880)	(5,317)
Purchases of marketable securities	(28,512)	(8,044)
Sales and maturities of marketable securities	13,510	16,881
Net cash (used in) provided by investing activities	(19,882)	3,520

Cash flows from financing activities:
Proceeds from revolving credit facilities	16,441	—
Payments on revolving credit facilities	(16,441)	—
Proceeds from the issuance and exercise of stock-based awards, net of tax	34	185
Repurchase of common stock	(28,972)	(32,682)
Net cash used in financing activities	(28,938)	(32,497)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,605)	1,614
Net decrease in cash, cash equivalents, and restricted cash	(77,701)	(36,864)
Cash, cash equivalents, and restricted cash, beginning of period	134,113	121,529
Cash, cash equivalents, and restricted cash, end of period	$56,412	$84,665
Supplemental disclosure on cash flow information:
Cash paid during the period for income taxes	$11,146	$5,452
Accrual for purchases of fixed assets	1,409	1,180
Accrual for repurchase of common stock	714	426

See accompanying notes to condensed consolidated financial statements.

ZUMIEZ INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Zumiez Inc., including its wholly owned subsidiaries, (the “Company,” “we,” “us,” “its” and “our”) is a leading specialty retailer of apparel, footwear, accessories and hardgoods for young men and women who want to express their individuality through the fashion, music, art and culture of action sports, streetwear, and other unique lifestyles. We operate under the names Zumiez, Blue Tomato and Fast Times. We operate ecommerce websites at zumiez.com, zumiez.ca, blue-tomato.com and fasttimes.com.au. At August 1, 2026, we operated 714 stores; 560 in the United States (“U.S.”), 82 in Europe, 45 in Canada, and 27 in Australia.

Fiscal Year—We use a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The three months ended August 1, 2026 and August 2, 2025 were 13-week periods. The six months ended August 1, 2026 and August 2, 2025 were 26-week periods.

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

	August 1, 2026	January 31, 2026
Cash and cash equivalents	$50,288	$127,860
Restricted cash included in other long-term assets	6,124	6,253
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$56,412	$134,113

As of August 1, 2026 and January 31, 2026, all restricted cash was included in other long-term assets which amounted to $6.1 million and $6.3 million, respectively. Restricted cash represents amounts held as insurance collateral and collateral for bank guarantees on certain store operating leases.

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

2. Revenue

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
United States	$162,487	$169,079	$307,907	$309,120
Europe	29,327	28,923	62,079	58,215
Canada	11,423	11,011	21,574	20,703
Australia	5,727	5,262	10,753	10,580
Net sales	$208,964	$214,275	$402,313	$398,618

Net sales for the three months ended August 1, 2026, included a $0.4 million increase due to the change in foreign exchange rates, which consisted of a $0.4 million increase in Australia and a $0.2 million increase in Europe, partially offset by a $0.2 million decrease in Canada. Net sales for the six months ended August 1, 2026, included a $4.0 million increase due to the change in foreign exchange rates, which consisted of a $2.8 million increase in Europe, a $1.0 million increase in Australia, and a $0.2 million increase in Canada.

Our contract liabilities include deferred revenue related to our STASH customer loyalty program and gift cards. The current liability for gift cards was $2.8 million and $4.2 million at August 1, 2026 and January 31, 2026, respectively. The deferred revenue related to our customer loyalty program was $0.8 million and $1.0 million at August 1, 2026 and January 31, 2026, respectively.

3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	August 1, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$47,485	$—	$—	$47,485
Money market funds	2,803	—	—	2,803
Total cash and cash equivalents	50,288	—	—	50,288
Marketable securities:
U.S. treasury and government agency securities	20,150	—	(1,717)	18,433
Corporate debt securities	9,663	—	(19)	9,644
Certificates of deposit	18,900	—	—	18,900
Total marketable securities	$48,713	$—	$(1,736)	$46,977

	January 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$93,610	$—	$—	$93,610
Money market funds	7,803	—	—	7,803
U.S. treasury and government agency securities	8,867	—	—	8,867
Corporate debt securities	17,580	—	—	17,580
Total cash and cash equivalents	127,860	—	—	127,860
Marketable securities:
U.S. treasury and government agency securities	12,216	—	(1,665)	10,551
Corporate debt securities	2,000	—	(11)	1,989
Certificates of deposit	20,224	—	—	20,224
Total marketable securities	$34,440	$—	$(1,676)	$32,764

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

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	August 1, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$9,036	$(20)	$9,397	$(1,697)	$18,433	$(1,717)
Corporate debt securities	8,977	(19)	—	—	8,977	(19)
Total marketable securities	$18,013	$(39)	$9,397	$(1,697)	$27,410	$(1,736)

	January 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. treasury and government agency securities	$121	$(4)	$10,430	$(1,661)	$10,551	$(1,665)
Corporate debt securities	—	—	1,989	(11)	1,989	(11)
Total marketable securities	$121	$(4)	$12,419	$(1,672)	$12,540	$(1,676)

4. Leases

At August 1, 2026, we had operating leases for our retail stores, certain distribution and fulfillment facilities, vehicles and equipment. Our remaining lease terms vary from under one month to eleven years, with varying renewal and termination options.

The following table presents components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease expense	$20,446	$19,267	$37,592	$35,783
Variable lease expense	899	1,689	5,399	5,995
Total lease expense (1)	$21,345	$20,956	$42,991	$41,778

(1)
Total lease expense does not include right-of-use asset impairment charges, common area maintenance charges and other non-lease components.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,875	$35,065
Right-of-use assets obtained in exchange for new operating lease liabilities	61,753	23,985

Weighted-average remaining lease term and discount rate were as follows:

	August 1, 2026	August 2, 2025
Weighted-average remaining lease term	4.7	4.7
Weighted-average discount rate	4.9%	4.8%

At August 1, 2026, the maturities of our operating lease liabilities are as follows (in thousands):

Fiscal 2026	$33,917
Fiscal 2027	68,486
Fiscal 2028	46,623
Fiscal 2029	34,941
Fiscal 2030	29,709
Fiscal 2031	16,953
Thereafter	24,864
Total minimum lease payments	255,493
Less: interest	(28,289)
Present value of lease obligations	227,204
Less: current portion	(59,203)
Long-term lease obligations (1)	$168,001

(1)
Amounts in the table do not include contingent rent, common area maintenance charges and other non-lease components.

At August 1, 2026, we have excluded from the table above $2.4 million of operating leases that were contractually executed, but had not yet commenced. These operating leases are expected to commence by the end of fiscal 2026.

5. Commitments and Contingencies

Purchase Commitments—At August 1, 2026, we had outstanding purchase orders to acquire merchandise from vendors of $206.4 million. We have an option to cancel these commitments with no notice prior to shipment, except for certain private label, packaging supplies and international purchase orders in which we are obligated to repay contractual amounts upon cancellation.

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

On October 14, 2022, former employee Seana Neihart filed a representative action under California’s Private Attorneys General Act, California Labor Code section 2698 et seq (“PAGA”), against us. An answer to the complaint was filed on December 8, 2022. A first amended complaint was filed on February 8, 2023 adding Jessica King as a plaintiff. The lawsuit alleges a series of wage and hour violations under California’s Labor Code. After mediation on April 18, 2025, the parties have entered into a Memorandum of Understanding and reached a settlement in the amount of $2,890,000 that is subject to preliminary and final court approval. The parties anticipate that a motion seeking preliminary approval of the settlement will be filed in the next 60 to 90 days.

Insurance Reserves—We use a combination of third-party insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits. We maintain reserves for our self-insured losses, which are estimated based on actuarial based analysis of historical claims experience. The self-insurance reserve, which is recorded under accrued payroll and payroll taxes in the consolidated balance sheets at August 1, 2026 and January 31, 2026 was $2.6 million and $2.5 million, respectively.

6. Revolving Credit Facilities and Debt

As of August 1, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The Credit Agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at August 1, 2026 or January 31, 2026. We had $2.9 million and $3.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of August 1, 2026 and January 31, 2026, respectively.

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
•
Level 2— Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and
•
Level 3— Inputs that are unobservable.

The following tables summarize assets measured at fair value on a recurring basis (in thousands):

	August 1, 2026
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,803	$—	$—
Marketable securities:
U.S. treasury and government agency securities	—	18,433	—
Corporate debt securities	—	9,644	—
Certificates of deposit	—	18,900	—
Other long-term assets:
Money market funds	6,124	—	—
Total	$8,927	$46,977	$—

	January 31, 2026
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,803	$—	$—
U.S. treasury and government agency securities	—	8,867	—
Corporate debt securities	—	17,580	—
Marketable securities:
U.S. treasury and government agency securities	—	10,551	—
Corporate debt securities	—	1,989	—
Certificates of deposit	—	20,224	—
Other long-term assets:
Money market funds	6,253	—	—
Total	$14,056	$59,211	$—

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

During the three months ended August 1, 2026, we recognized $0.1 million impairment losses related to fixed assets, and $0.3 million for three months ended August 2, 2025. During the six months ended August 1, 2026, we recognized $0.4 million in impairment losses related to fixed assets, and $0.5 million for the six months ended August 2, 2025.

During the three months ended August 1, 2026 we recognized less than $0.1 million impairment losses related to operating lease right-of-use assets and no impairment losses for the three months ended August 2, 2025. During the six months ended August 1, 2026, we recognized $0.2 million impairment losses related to operating lease right-of-use assets, and $0.3 million for the six months ended August 2, 2025.

8. Shareholders’ Equity

Share Repurchase—On March 11, 2026, Zumiez Inc. approved the repurchase of up to an aggregate of $40 million of its Common Stock (the "Repurchase Program"). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through January 29, 2028, unless the time period is extended or shortened by the Board of Directors. The Repurchase Program supersedes the prior authorization approved by the Board of Directors on June 4, 2025. As of August 1, 2026, there remains $10.5 million available to repurchase common stock under the Repurchase Program.

The following table summarizes our common stock repurchase activity (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Number of shares repurchased	1,203	597	1,468	2,405
Average price per share of repurchased shares (with commission)	$19.30	$13.10	$20.07	$13.64
Total cost of shares repurchased	$23,222	$7,816	$29,463	$32,816

Accumulated Other Comprehensive Loss —The components of accumulated other comprehensive loss and the adjustments to other comprehensive (loss) income for amounts reclassified from accumulated other comprehensive loss into net loss are as follows (in thousands):

	Foreign currency translation adjustments (3)	Net change in fair value of marketable securities	Accumulated other comprehensive losses
Three months ended August 1, 2026:
Balance at May 2, 2026	$(11,153)	$(1,266)	$(12,419)
Other comprehensive loss, net (1)	(2,561)	(14)	(2,575)
Balance at August 1, 2026	$(13,714)	$(1,280)	$(14,994)
Three months ended August 2, 2025:
Balance at May 3, 2025	$(15,121)	$(1,625)	$(16,746)
Other comprehensive income, net (1)	880	182	$1,062
Balance at August 2, 2025	$(14,241)	$(1,443)	$(15,684)

	Foreign currency translation adjustments (3)	Net change in fair value of marketable securities	Accumulated other comprehensive losses
Six months ended August 1, 2026:
Balance at January 31, 2026	$(10,179)	$(1,259)	$(11,438)
Other comprehensive loss, net (2)	(3,535)	(21)	(3,556)
Balance at August 1, 2026	$(13,714)	$(1,280)	$(14,994)
Six months ended August 2, 2025:
Balance at February 1, 2025	$(21,735)	$(2,043)	$(23,778)
Other comprehensive income, net (2)	7,494	600	$8,094
Balance at August 2, 2025	$(14,241)	$(1,443)	$(15,684)

(1)
Other comprehensive loss before reclassifications was less than $0.1 million, net of taxes for net unrealized losses on marketable securities for the three months ended August 1, 2026. Other comprehensive income before reclassifications was $0.2 million, net of taxes for net unrealized gains on marketable securities for the three months ended August 2, 2025. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the three months ended August 1, 2026 and August 2, 2025.
(2)
Other comprehensive loss before reclassifications was less than $0.1 million, net of taxes for net unrealized losses on marketable securities for the six months ended August 1, 2026. Other comprehensive income before reclassifications was $0.6 million, net of taxes for net unrealized gains on marketable securities for the six months ended August 2, 2025. There were no net unrealized losses, net of taxes, reclassified from accumulated other comprehensive loss for the six months ended August 1, 2026 and August 2, 2025.
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

Total stock-based compensation expense is recognized on our condensed consolidated statements of loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Selling, general and administrative expenses	$1,502	$1,406	$3,064	$2,860
Cost of goods sold	418	387	880	761
Total stock-based compensation expense	$1,920	$1,793	$3,944	$3,621

At August 1, 2026, there was $14.1 million of total unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units. This cost has a weighted-average remaining recognition period of 1.3 years.

The following table summarizes restricted stock awards and restricted stock units, collectively defined as “restricted equity awards” (in thousands, except grant date weighted-average fair value):

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 31, 2026	916	$15.57
Granted	337	21.78
Vested	(355)	16.63
Forfeited	(18)	16.13
Outstanding at August 1, 2026	880	$17.43	$17,302

We had 0.7 million stock options outstanding at August 1, 2026 with a grant date weighted average exercise price of $19.77 and 0.6 million stock options outstanding at January 31, 2026 with a grant date weighted average exercise price of $19.35.

10. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net loss	$(2,743)	$(1,002)	$(16,009)	$(15,333)
Weighted average common shares for basic loss per share:	15,708	16,698	15,955	17,403
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted loss per share:	15,708	16,698	15,955	17,403
Basic loss per share	$(0.17)	$(0.06)	$(1.00)	$(0.88)
Diluted loss per share	$(0.17)	$(0.06)	$(1.00)	$(0.88)

There were 0.7 million and 0.8 million anti-dilutive common shares related to stock-based awards for the three months ended August 1, 2026 and August 2, 2025, respectively. There were 0.7 million anti-dilutive common shares related to stock-based awards for the six months ended August 1, 2026 and August 2, 2025.

11. Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. As of August 1, 2026, our operating segments included our United States operations, Canadian operations, European operations, and Australian operations. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

We identified our Chief Executive Officer ("CEO") as our Chief Operating Decision Maker ("CODM") as the CEO allocates resources and evaluates the performance of our operating segments based on our key performance indicators as outlined in Part I, Item 2 of this Form 10-Q.

The CODM uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, compare actual results to forecasts and to make investment decisions. The following table is a summary of significant segment expenses and results of operations:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$208,964	$214,275	$402,313	$398,618
Product COGS (1)	86,976	90,219	170,215	170,895
Other COGS (2)	48,137	48,038	96,904	96,390
Gross profit	73,851	76,018	135,194	131,333
Store SG&A (3)	54,386	53,994	106,946	105,721
Corporate SG&A (4)	20,789	21,917	44,764	45,377
Operating (loss) profit	$(1,324)	$107	$(16,516)	$(19,765)
(1)
Product Cost of Goods Sold ("COGS") consists of branded merchandise costs and our private label merchandise costs, including design, sourcing, importing, and inbound freight costs.
(2)
Other COGS consists of buying, occupancy, ecommerce fulfillment, distribution and warehousing costs (including associated depreciation), freight costs for store merchandise transfers, inventory shrinkage and impairment of operating lease right-of-use-assets.
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

Fiscal 2026 is the 52-week period ending January 30, 2027. Fiscal 2025 was the 52-week period ending January 31, 2026. The first six months of fiscal 2026 was the 26-week period ended August 1, 2026. The first six months of fiscal 2025 was the 26-week period ended August 2, 2025.

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

Key Performance Indicators

Our management evaluates the following items, which we consider key performance indicators, in assessing our performance:

Net sales. Net sales constitute gross sales, net of sales returns and deductions for promotions, and shipping revenue. Net sales include comparable sales and new store sales for all our store and ecommerce businesses. We consider net sales to be an important indicator of our current performance. Net sales results are important to achieve leveraging of our costs, including store payroll and store occupancy. Net sales also have a direct impact on our operating profit, cash and working capital.

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

Results of Operations

The following table presents selected items on the condensed consolidated statements of loss as a percent of net sales:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.7	64.5	66.4	67.1
Gross profit	35.3	35.5	33.6	32.9
Selling, general and administrative expenses	35.9	35.4	37.7	37.9
Operating (loss) profit	(0.6)	0.1	(4.1)	(5.0)
Interest and other (loss) income, net	(0.1)	0.3	0.2	1.3
(Loss) profit before income taxes	(0.7)	0.4	(3.9)	(3.7)
Provision for income taxes	0.6	0.9	0.1	0.1
Net loss	(1.3)%	(0.5)%	(4.0)%	(3.8)%

Three Months (13 weeks) Ended August 1, 2026 Compared With Three Months (13 weeks) Ended August 2, 2025

Net Sales

Net sales were $209.0 million for the three months ended August 1, 2026 compared to $214.3 million for the three months ended August 2, 2025, a decrease of $5.3 million, or 2.5%. The decrease in sales was primarily driven by a 2.1% decrease in comparable sales, and the net closure of 16 stores subsequent to August 2, 2025. By region, North America sales decreased $6.2 million or 3.4% and other international sales (which consists of Europe and Australia sales) increased $0.9 million or 2.5% for the three months ended August 1, 2026 compared to the three months ended August 2, 2025. Excluding the impact of changes in foreign exchange rates, North America sales decreased $6.0 million or 3.3% and other international sales increased $0.3 million or 0.8% for the three months ended August 1, 2026 compared to the three months ended August 2, 2025.

Comparable sales decreased 2.1% (reflecting a 2.9% decrease in North America and a 2.1% increase in other international) for the three months ended August 1, 2026, driven by a decrease in transactions, partially offset by an increase in dollars per transaction. Dollars per transaction increased due to an increase in units per transaction, partially offset by a decrease in average unit retail. By category, comparable sales were primarily driven by decreases in footwear, hardgoods and women's clothing, partially offset by increases in accessories and men's clothing.

Gross Profit

Gross profit was $73.9 million for the three months ended August 1, 2026 compared to $76.0 million for the three months ended August 2, 2025, a decrease of $2.2 million, or 2.9%. As a percent of net sales, gross profit decreased 20 basis points for the three months ended August 1, 2026 to 35.3%. The decrease was driven by 60 basis points of deleverage in store occupancy costs primarily related to lower sales, partially offset by 50 basis points of benefit from tariff refunds.

Selling, General and Administrative Expenses

Selling, general and administrative expense was $75.2 million for the three months ended August 1, 2026 compared to $75.9 million for the three months ended August 2, 2025, a decrease of $0.7 million, or 1.0%. SG&A expenses as a percent of net sales increased 50 basis points for the three months ended August 1, 2026 to 35.9%. The increase was driven by 50 basis points in non-wage store operating costs, 40 basis points of detriment in store wages due to deleverage on lower sales, 40 basis points of deleverage in non-store wages, 20 basis points of deleverage in other corporate costs, partially offset by a 70 basis point decrease in annual incentive compensation and 30 basis points of benefit in the current year related to a litigation settlement expensed in the second quarter of last year.

Net Loss

Net loss for the three months ended August 1, 2026 was $2.7 million, or $0.17 loss per diluted share, compared with net loss of $1.0 million, or $0.06 loss per diluted share, for the three months ended August 2, 2025. Our effective income tax rate for the three months ended August 1, 2026 was a 91.5% provision for income taxes compared to a 210.0% provision for income taxes for the three months ended August 2, 2025. The decrease in effective income tax rate was primarily driven by losses in jurisdictions where we maintain a full valuation allowance against related deferred tax assets, as well as discrete tax items, resulting in income tax expense that is not directly correlated to consolidated loss before income taxes.

Six Months (26 weeks) Ended August 1, 2026 Compared With Six Months (26 weeks) Ended August 2, 2025

Net Sales

Net sales were $402.3 million for the six months ended August 1, 2026, compared to $398.6 million for the six months ended August 2, 2025, an increase of $3.7 million, or 0.9%. The increase in sales was primarily driven by a 0.7% increase in comparable sales, partially offset by the net closure of 16 stores subsequent to August 2, 2025. By region, North America sales decreased $0.3 million or 0.1% and other international sales (which consists of Europe and Australia sales) increased $4.0 million or 5.9% for the six months ended August 1, 2026, compared to the six months ended August 2, 2025. Excluding the impact of changes in foreign exchange rates, North America sales decreased $0.5 million or 0.1% and other international sales increased $0.2 million or 0.3% for the six months ended August 1, 2026 compared to the six months ended August 2, 2025.

Comparable sales increased 0.7% (reflecting a 0.4% increase in North America and a 2.1% increase in other international) for the six months ended August 1, 2026, driven by an increase in dollars per transaction, partially offset by a decrease in transactions. Dollars per transaction increased due to an increase in average unit retail and an increase in units per transaction. By category, comparable sales were primarily driven by an increase in men's clothing, hardgoods, accessories and women's clothing, partially offset by a decrease in footwear.

Gross Profit

Gross profit was $135.2 million for the six months ended August 1, 2026, compared to $131.3 million for the six months ended August 2, 2025, an increase of $3.9 million, or 2.9%. As a percent of net sales, gross profit increased 70 basis points for the six months ended August 1, 2026, to 33.6%. The increase was primarily driven by 40 basis points of improvement in product margin and 20 basis points of benefit from tariff refunds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $151.7 million for the six months ended August 1, 2026, compared to $151.1 million for the six months ended August 2, 2025, an increase of $0.6 million, or 0.4%. SG&A expenses as a percent of net sales decreased 20 basis points for the six months ended August 1, 2026, to 37.7%. The decrease was primarily driven by 90 basis points of benefit in the current year related to $3.6 million litigation settlements in the second quarter of last year, 30 basis points of decrease in annual incentive compensation, partially offset by a 20 basis point detriment related to one-time vendor credits benefiting the first quarter of last year, a 30 basis point increase in non-store wages and a 40 basis point increase in other corporate costs.

Net Loss

Net loss for the six months ended August 1, 2026, was $16.0 million, or $1.00 loss per diluted share, compared with net loss of $15.3 million, or $0.88 loss per diluted share, for the six months ended August 2, 2025. Our effective income tax rate for the six months ended August 1, 2026, was a 0.8% provision for income taxes compared to 3.2% provision for income taxes for the six months ended August 2, 2025. The decrease in effective income tax rate was primarily driven by losses in jurisdictions where we maintain a full valuation allowance against related deferred tax assets, as well as discrete tax items, resulting in income tax expense that is not directly correlated to consolidated loss before income taxes.

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

The significant components of our working capital are inventories and liquid assets such as cash, cash equivalents, current marketable securities and receivables, reduced by accounts payable, and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

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

During fiscal 2026, we expect to spend approximately $13.0 million to $15.0 million on capital expenditures, a majority of which will relate to fixtures for the approximately 5 new stores we are planning to open in fiscal 2026 and remodels or relocations of existing stores. There can be no assurance that the number of stores that we actually open in fiscal 2026 will not be different from the number of stores we plan to open, or that actual fiscal 2026 capital expenditures will not differ from our expectations.

Operating Activities

Net cash used in operating activities increased by $17.8 million to $27.3 million used in operating activities for the six months ended August 1, 2026 from $9.5 million used in operating activities for the six months ended August 2, 2025. Net cash used in operating activities was $27.3 million for the six months ended August 1, 2026 related to $58.8 million in unfavorable changes in our operating assets and liabilities and a $16.0 million net loss, excluding $47.5 million of noncash charges included within net loss for the period. Net cash used in operating activities was $9.5 million for the six months ended August 2, 2025 related to $39.9 million in unfavorable changes in our operating assets and liabilities and a $15.3 million net loss, excluding $45.7 million of noncash charges included within net loss for the period. Our operating cash flows primarily result from cash received from our customers, offset by cash payments we make for inventory, employee compensation, store occupancy expenses and other operational expenditures. Cash received from our customers generally corresponds to our net sales. Because our customers primarily use credit cards or cash to buy from us, our receivables from customers settle quickly. Historically, changes to our operating cash flows have been driven primarily by changes in operating income, which is impacted by changes to non-cash items such as depreciation, amortization and accretion, deferred taxes, and changes to the components of working capital.

Investing Activities

Net cash flows from investing activities decreased by $23.4 million to $19.9 million used in investing activities for the six months ended August 1, 2026 from $3.5 million provided by investing activities for the six months ended August 2, 2025. Net cash used in investing activities was $19.9 million for the six months ended August 1, 2026 related to $15.0 million in purchases, net of sales and maturities, of marketable securities, and $4.9 million of capital expenditures primarily for new store openings, remodels, and relocations. Net cash provided by investing activities was $3.5 million for the six months ended August 2, 2025, related to $8.8 million in sales, net of purchases, of marketable securities, partially offset by $5.3 million of capital expenditures primarily for new store openings, and relocations.

Financing Activities

Net cash used in financing activities decreased by $3.6 million to $28.9 million used in financing activities for the six months ended August 1, 2026 from $32.5 million used in financing activities for the six months ended August 2, 2025. Net cash used in financing activities for the six months ended August 1, 2026 was $28.9 million used in the repurchase of common stock. Net cash used in financing activities for the six months ended August 2, 2025 was $32.5 million, related to $32.7 million used in the repurchase of common stock and $0.2 million in net proceeds from the issuance and exercise of stock-based awards.

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

As of August 1, 2026, we maintain a secured credit agreement with PNC Bank, National Association (the “bank”) which is scheduled to mature on December 23, 2027. The credit agreement provides for a revolving credit facility of up to $25 million (the “credit facility”) and is available for general corporate purpose. This credit facility also provides for the issuances of standby letters of credit in an amount not to exceed $17.5 million, commercial letters of credit in an amount not to exceed $10 million and borrowings in foreign currency with a borrowing sublimit not to exceed $15 million in equivalent U.S. dollars. The amount of borrowing available at any time under the credit facility is reduced by the amount of standby and commercial letters of credit outstanding at that time.

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

There were no borrowings or open commercial letters of credit outstanding under the secured credit facility at August 1, 2026 or January 31, 2026. We had $2.9 million and $3.2 million in issued, but undrawn, standby letters of credit backed by restricted cash deposits and marketable securities at the bank as of August 1, 2026 and January 31, 2026, respectively.

At August 1, 2026, we did not have any “off-balance sheet arrangements” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operation, liquidity, capital expenditures or capital resources.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile at August 1, 2026 has not significantly changed since January 31, 2026. Our market risk profile at January 31, 2026 is disclosed in our Annual Report on Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the three months ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of common stock during the thirteen weeks ended August 1, 2026 are as set forth in the table below. Note that amounts below are in thousands except for price per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share (with commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
May 3, 2026-May 30, 2026	158	$23.64	158	$30,026
May 31, 2026-July 4, 2026	555	18.58	555	19,714
July 5, 2026-August 1, 2026	490	$18.71	490	$10,537
Total	1,203		1,203

(1)

On March 11, 2026, Zumiez Inc. approved the repurchase of up to an aggregate of $40 million of its Common Stock (the "Repurchase Program"). The repurchases will be made from time to time on the open market at prevailing market prices. The Repurchase Program is expected to continue through January 29, 2028, unless the time period is extended or shortened by the Board of Directors. The Repurchase Program supersedes the prior authorization approved by the Board of Directors on June 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended August 1, 2026, none of our directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

101

The following materials from Zumiez Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at August 1, 2026 (unaudited) and January 31, 2026; (ii) Unaudited Condensed Consolidated Statements of Loss for the three and six months ended August 1, 2026 and August 2, 2025; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended August 1, 2026 and August 2, 2025; (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 1, 2026 and August 2, 2025; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2026 and August 2, 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZUMIEZ INC.

Dated: September 10, 2026	By:	/s/ Christopher C. Work
Christopher C. Work
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)